Form 10-Q
period 2020-06-30
Fusion Pharmaceuticals Inc.
filed 2020-08-11
CIK 1805890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-39344

Fusion Pharmaceuticals Inc.

(Exact Name of Registrant as Specified in its Charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
270 Longwood Rd., S. Hamilton, ON, Canada	L8P 0A6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (289) 799-0891

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value per share	FUSN	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 4, 2020, the registrant had 41,664,044 common shares, with no par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$318,892	$65,344
Restricted cash	280	280
Prepaid expenses and other current assets	960	929
Total current assets	320,132	66,553
Property and equipment, net	1,403	1,272
Deferred tax assets	78	78
Restricted cash	1,497	1,497
Total assets	$323,110	$69,400
Liabilities, Non-Controlling Interest, Convertible Preferred Shares and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$703	$830
Income taxes payable	278	117
Accrued expenses	6,629	3,326
Total current liabilities	7,610	4,273
Deferred rent, net of current portion	—	28
Preferred share tranche right liability	—	5,741
Income taxes payable, net of current portion	293	293
Special voting shares redemption right liability (Notes 2 and 6)	—	—
Total liabilities	7,903	10,335
Commitments and contingencies (Note 11)
Non-controlling interest in Fusion Pharmaceuticals (Ireland) Limited (Notes 2 and 6)	—	20,961
Convertible preferred shares, no par value; 0 shares and 132,207,290 shares authorized as of June 30, 2020 and December 31, 2019, respectively; 0 shares and 73,125,790 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $0 and $77,965 as of June 30, 2020 and December 31, 2019, respectively	—	71,592
Shareholders’ equity (deficit):
Common shares, no par value, unlimited shares authorized as of June 30, 2020 and December 31, 2019; 41,664,044 and 1,929,555 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	405,032	1,286
Accumulated deficit	(89,825)	(34,774)
Total shareholders’ equity (deficit)	315,207	(33,488)
Total liabilities, non-controlling interest, convertible preferred shares and shareholders’ equity (deficit)	$323,110	$69,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$3,325	$2,137	$7,702	$4,978
General and administrative	3,988	1,771	8,315	2,942
Total operating expenses	7,313	3,908	16,017	7,920
Loss from operations	(7,313)	(3,908)	(16,017)	(7,920)
Other income (expense):
Change in fair value of preferred share tranche right liability	(31,604)	222	(32,722)	222
Change in fair value of preferred share warrant liability	(6,065)	—	(6,399)	—
Interest income	22	148	169	148
Refundable investment tax credits	52	44	98	88
Other income (expense), net	325	56	128	105
Total other income (expense), net	(37,270)	470	(38,726)	563
Loss before provision for income taxes	(44,583)	(3,438)	(54,743)	(7,357)
Provision for income taxes	(150)	(18)	(212)	(32)
Net loss and comprehensive loss	(44,733)	(3,456)	(54,955)	(7,389)
Dividends paid to preferred shareholders in the form of warrants issued	—	—	(1,382)	—
Net loss attributable to common shareholders	$(44,733)	$(3,456)	$(56,337)	$(7,389)
Net loss per share attributable to common shareholders—basic and diluted	$(18.91)	$(1.79)	$(26.23)	$(3.89)
Weighted-average common shares outstanding—basic and diluted	2,366,198	1,928,933	2,147,876	1,901,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF NON-CONTROLLING INTEREST, CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Non-Controlling Interest in Fusion Pharmaceuticals (Ireland)	Class A and B Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Limited	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2019	$20,961	73,125,790	$71,592	1,929,555	$—	$1,286	$(34,774)	$(33,488)
Issuance of Class B convertible preferred shares and Class B preferred share tranche right, net of issuance costs of $93	—	6,598,917	9,907	—	—	—	—	—
Initial fair value of Class B convertible preferred share tranche right liability	—	—	(1,105)	—	—	—	—	—
Issuance of warrants to purchase Class B convertible preferred shares and Class B preferred exchangeable shares as a non-cash dividend to preferred shareholders	—	—	—	—	—	(1,286)	(96)	(1,382)
Share-based compensation expense	—	—	—	—	—	358	—	358
Net loss	—	—	—	—	—	—	(10,222)	(10,222)
Balances at March 31, 2020	20,961	79,724,707	80,394	1,929,555	-	358	(45,092)	(44,734)
Issuance of Class B convertible preferred shares and Class B preferred share tranche right, net of issuance costs of $6	—	36,806,039	55,769	—	—	—	—	—
Issuance of Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited and Class B preferred share tranche right, net of issuance costs of $2	6,722	—	—	—	—	—	—	—
Reclassification of Class B convertible preferred share and preferred exchangeable share tranche right liability upon settlement	4,257	—	35,311	—	—	—	—	—
Conversion of Class A and B preferred exchangeable shares into Class A and B convertible preferred shares	(31,940)	28,874,378	31,940	—	—	—	—	—
Conversion of Class A and B convertible preferred shares into common shares	—	(145,405,124)	(203,414)	27,234,489	—	203,414	—	203,414
Conversion of convertible preferred share warrants into common share warrants	—	—	—	—	—	7,781	—	7,781
Issuance of common shares upon closing of initial public offering, net of offering costs and underwriter fees of $19,447	—	—	—	12,500,000	—	193,053	—	193,053
Share-based compensation expense	—	—	—	—	—	426	—	426
Net loss	—	—	—	—	—	—	(44,733)	(44,733)
Balances at June 30, 2020	$—	—	—	41,664,044	$—	$405,032	$(89,825)	$315,207

Balances at December 31, 2018	$15,168	42,918,661	$32,371	1,872,975	$—	$668	$(18,585)	$(17,917)
Issuance of Class B convertible preferred shares and Class B preferred share tranche right, net of issuance costs of $299	—	30,207,129	45,476	—	—	—	—	—
Issuance of Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited and Class B preferred share tranche right, net of issuance costs of $13	6,711	—	—	—	—	—	—	—
Initial fair value of Class B convertible preferred share and preferred exchangeable share tranche right liability	(918)	—	(6,255)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	102	—	102
Net loss	—	—	—	—	—	—	(3,933)	(3,933)
Balances at March 31, 2019	20,961	73,125,790	71,592	1,872,975	-	770	(22,518)	(21,748)
Issuance of common shares upon exercise of stock options				56,580
Share-based compensation expense	—	—	—	—	—	88	—	88
Net loss	—	—	—	—	—	—	(3,456)	(3,456)
Balances at June 30, 2019	$20,961	73,125,790	$71,592	1,929,555	$—	$858	$(25,974)	$(25,116)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(54,955)	$(7,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	784	190
Depreciation and amortization expense	270	134
Non-cash rent expense	14	—
Change in fair value of preferred share tranche right liability	32,722	(222)
Change in fair value of preferred share warrant liability	6,399	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(103)	(46)
Accounts payable	(319)	(12)
Accrued expenses	1,209	525
Income taxes payable	162	(9)
Net cash used in operating activities	(13,817)	(6,829)
Cash flows from investing activities:
Purchases of property and equipment	(382)	(151)
Net cash used in investing activities	(382)	(151)
Cash flows from financing activities:
Proceeds from issuance of Class B convertible preferred shares and Class B preferred share tranche right, net of issuance costs	65,676	45,476
Proceeds from issuance of Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited and Class B preferred share tranche right, net of issuance costs	6,722	6,711
Proceeds from the issuance of common shares upon closing of initial public offering, net of underwriter fees	197,625	—
Payment of offering costs	(2,276)	—
Net cash provided by financing activities	267,747	52,187
Net increase in cash and restricted cash	253,548	45,207
Cash and restricted cash at beginning of period	67,121	29,080
Cash and restricted cash at end of period	$320,669	$74,287
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$50	$40
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$11
Issuance of common shares upon net settlement of stock option exercise	$—	$57
Issuance of warrants to purchase Class B preferred shares and Class B preferred exchangeable shares as a non-cash dividend to preferred shareholders	$1,382	$—
Offering costs included in accounts payable and accrued expenses	$2,296	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Fusion Pharmaceuticals Inc., together with its consolidated subsidiaries (“Fusion” or the “Company”), is a clinical-stage oncology company focused on developing next-generation radiopharmaceuticals as precision medicines. The Company was formed and subsequently incorporated as Fusion Pharmaceuticals Inc. in December 2014 under the Canada Business Corporations Act. The Company was founded to advance certain intellectual property relating to radiopharmaceuticals that had been developed by the Centre for Probe Development and Commercialization, a radiopharmaceutical research and good manufacturing practice production center. The Company is headquartered in Hamilton, Ontario, Canada.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of the COVID-19 coronavirus, the ability to secure additional capital to fund operations and commercial success of its product candidates. Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiary, Fusion Pharmaceuticals US Inc., and majority-owned subsidiary, Fusion Pharmaceuticals (Ireland) Limited. As a result of consolidating this majority-owned subsidiary, the Company reflected a non-controlling interest on the consolidated balance sheets; however, the Company does not recognize a non-controlling interest in the consolidated statements of operations and comprehensive loss as the majority-owned subsidiary has no operating activities and is an extension of the parent company (see Note 2). All intercompany accounts and transactions have been eliminated in consolidation.

Closing of Class B Preferred Share Financing and Settlement of Class B Preferred Share Tranche Right Liability

On May 15, 2020, the Company achieved the specified regulatory milestone associated with the Class B preferred share tranche right (see Note 6), which triggered the requirement of the Class B shareholders to participate in the Milestone Financing. Upon closing of the Milestone Financing on June 2, 2020, the Company issued and sold 36,806,039 Class B preferred shares at a price of $1.5154 per share and 4,437,189 Class B special voting shares at a price of $0.000001 per share and the Company’s Ireland subsidiary issued and sold 4,437,189 Class B preferred exchangeable shares at a price of $1.5154 per share, for aggregate gross proceeds of $62.5 million.

The Class B preferred share tranche right liability (see Note 6) was settled in connection with the achievement of the regulatory milestone associated with the Class B preferred share tranche right. Specifically, the fair value of the Class B preferred share tranche right liability was remeasured for the last time as of the Milestone Financing closing date, resulting in the Company recognizing a loss in the condensed consolidated statements of operations and comprehensive loss for the three and six months ending June 30, 2020 of $31.6 million for the change in the fair value of the tranche right liability between March 31, 2020 and June 2, 2020. Immediately thereafter, the balance of the Class B preferred share tranche right liability of $39.6 million was reclassified to Class B convertible preferred shares in an amount of $35.3 million and to non-controlling interest in Fusion Pharmaceuticals (Ireland) Limited in an amount of $4.3 million on the consolidated balance sheet.

Reverse Share Split

On June 19, 2020, the Company effected a one-for-5.339 reverse share split of its issued and outstanding common shares and a proportional adjustment to the existing conversion ratios for each class of the Company’s Preferred Shares (see Note 6) and Preferred Exchangeable Shares (see Note 6). Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse share split and adjustment of the preferred share conversion ratios.

Initial public offering

On June 25, 2020, the Company completed an initial public offering (“IPO”) of its common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of $193.1 million after deducting underwriting fees, and after deducting offering costs.

Upon closing of the IPO, the Company’s outstanding Preferred Exchangeable Shares automatically converted into convertible preferred shares then the outstanding convertible preferred shares automatically converted into shares of common shares (see Note 6). Upon conversion of the convertible preferred shares, the Company reclassified the carrying value of the convertible preferred shares to common shares and additional paid-in capital.  In addition, the warrants to purchase the Company’s Series B convertible preferred shares and warrants to purchase preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited were converted into warrants to purchase the Company’s common shares upon the closing of the IPO. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to shareholders’ equity (deficit) (see Note 3).

In connection with the IPO on June 25, 2020, the Company filed an amended and restated articles of the corporation under laws governed by the Canada Business Corporations Act to authorize unlimited common shares with no par value.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of its convertible preferred shares, including borrowings under a convertible promissory note, which converted into convertible preferred shares, proceeds from sales of its Ireland subsidiary’s preferred exchangeable shares, and most recently with the proceeds from the IPO completed in June 2020. The Company has incurred recurring losses since its inception, including net losses of $44.7 million and $55.0 million for the three and six months ended June 30, 2020, respectively and net losses of $3.5 million and $7.4 million for the three and six months ended June 30, 2019, respectively. In addition, as of June 30, 2020, the Company had an accumulated deficit of $89.8 million. The Company expects to continue to generate operating losses for the foreseeable future. As of August 11, 2020, the issuance date of these condensed consolidated financial statements, the Company expects that its cash, including the net proceeds from the IPO, will be sufficient to fund its operating expenses and capital expenditure requirements into 2024. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

Impact of the COVID-19 Coronavirus

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border security and other measures. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society, which has resulted, and will likely continue to result, in significant disruptions to the global economy as well as businesses and capital markets around the world. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain.

In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work-from-home policies for certain employees. The impact of the virus, including work-from-home policies, may negatively impact productivity, disrupt the Company’s business, and delay its preclinical research and clinical trial activities and its development program timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course. Specifically, the Company may not be able to enroll additional patient cohorts on its planned timeline due to disruptions at its clinical trial sites. The Company is currently unable to predict when it will be able to resume normal clinical activities for its primary program, FPI-1434, or any other clinical programs. Other impacts to the Company’s business may include temporary closures of its suppliers and disruptions or restrictions on its employees’ ability to travel. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s preclinical research and clinical trial activities, financial condition and results of operations, including its ability to obtain financing.

The Company is monitoring the potential impact of the COVID-19 pandemic on its business and condensed consolidated financial statements. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as a result of the pandemic and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuations of common shares, stock options, preferred share tranche rights and preferred share warrants. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statement of operations and comprehensive loss, and the condensed consolidated statement of non-controlling interest, convertible preferred shares and shareholders’ equity (deficit) for the three and six months ended June 30, 2020 and 2019, and the condensed consolidated statement of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2020 and the results of its operations for the three and six months ended June 30, 2020 and 2019 and its cash flows for the six months ended June 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2020 and 2019 are also unaudited. The results for the three and six month periods ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

The accompanying balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements for the year ended December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto as of December 31, 2019 and for each of the three years in the period ended December 31, 2019 included in the Company’s Registration Statement on Form S-1, as amended, on file with the SEC.

Foreign Currency and Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s operating company in Canada, operating company in the U.S. and non-operating company in Ireland is also the U.S. dollar. As a result, the Company records no cumulative translation adjustments related to translation of unrealized foreign exchange gains or losses.

For the remeasurement of local currencies to the U.S. dollar functional currency of the Canadian and Irish entities, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, and income items and expenses are translated into U.S. dollars at the average exchange rate in effect during the period. Resulting transaction gains (losses) are included in other income (expense), net in the consolidated statements of operations and comprehensive loss, as incurred.

Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense), net in the consolidated statements of operations and comprehensive loss, as incurred.

During the three and six months ended June 30, 2020, the Company recorded $0.2 million and less than ($0.1) million, respectively, of foreign currency transaction gains (losses) in the consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2019, the Company recorded $0.1 million of foreign currency transaction gains (losses) in the consolidated statements of operations and comprehensive loss for both periods.

Restricted Cash

As of June 30, 2020 and December 31, 2019, the Company was required to maintain a separate cash balance of $0.3 million to collateralize corporate credit cards with a bank, which was classified as restricted cash (current) on its consolidated balance sheets.

In connection with the Company’s lease agreements entered into in January 2018 and October 2019 (see Note 11), the Company maintains letters of credit of less than $0.1 million and $1.5 million, respectively, for the benefit of the landlords. As of June 30, 2020 and December 31, 2019, the underlying cash balance collateralizing these letters of credit were classified as restricted cash (non-current) on its consolidated balance sheets based on the release dates of the restrictions of this cash. As of June 30, 2020 and 2019, the cash and restricted cash of $320.7 million and $74.3 million, respectively, presented in the consolidated statements of cash flows included cash of $318.9 million and $74.0 million, respectively, and restricted cash of $1.8 million and $0.3 million, respectively.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction to the carrying value of the preferred exchangeable shares or convertible preferred shares or in shareholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not record any deferred offering costs as of June 30, 2020 or December 31, 2019. Offering costs of $4.6 million incurred during the first six months of 2020 have been recorded in shareholders’ equity (deficit) as a reduction of the gross proceeds generated from the Company’s initial public offering of common shares.

Business Combinations

In determining whether an acquisition should be accounted for as a business combination or asset acquisition, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the single identifiable asset or the group of similar assets is not deemed to be a business, and is instead deemed to be an asset. If this is not the case, the Company then further evaluates whether the single identifiable asset or group of similar identifiable assets and activities includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the Company concludes that the single identifiable asset or group of similar identifiable assets and activities is a business.

The Company accounts for business combinations using the acquisition method of accounting. Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. Acquired in-process research and development (“IPR&D”) is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. Transaction costs related to business combinations are expensed as incurred. Determining the fair value of assets acquired and liabilities assumed in a business combination requires management to use significant judgment and estimates, especially with respect to intangible assets.

During the measurement period, which extends no later than one year from the acquisition date, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, all adjustments are recorded in the consolidated statements of operations as operating expenses or income.

To date, the Company has not recorded any asset acquisitions as a business combination.

Asset Acquisitions

The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions. In an asset acquisition, the cost allocated to acquire IPR&D with no alternative future use is charged to expense at the acquisition date.

Contingent consideration in asset acquisitions payable in the form of cash is recognized when payment becomes probable and reasonably estimable, unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the asset acquisition cost when acquired. Contingent consideration payable in the form of a fixed number of the Company’s own shares is measured at fair value as of the acquisition date and recognized when the issuance of the shares becomes probable. Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets, or, if related to IPR&D with no alternative future use, charged to expense.

Fair Value Measurements

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•

Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Prior to the settlement of the Company’s preferred share tranche right liability and prior to the conversion of the Company’s preferred share warrant liability, these instruments were carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (see Note 3). The carrying values of the Company’s amounts due for refundable investment tax credits and Canadian harmonized sales tax, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

Preferred Share Tranche Right Liability

The subscription agreements for the Company’s Class B convertible preferred shares (see Note 6) and its Ireland subsidiary’s Class B preferred exchangeable shares (see Note 6) provides investors the right, or obligates investors, to participate in subsequent offerings of Class B convertible preferred shares or Class B preferred exchangeable shares together with Class B special voting shares in the event that specified development or regulatory milestones are achieved (the “Class B preferred share tranche right liability”).

The Company classifies these preferred share tranche rights as a liability on its consolidated balance sheets as each preferred share tranche right is a freestanding financial instrument that may require the Company to transfer assets upon the achievement of specified milestone events. Each preferred share tranche right liability was initially recorded at fair value upon the date of issuance of each preferred share tranche right and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the preferred share tranche right liability are recognized as a component of other income (expense) in the consolidated statement of operations and comprehensive loss. Changes in the fair value of the preferred share tranche right liability will continue to be recognized until the respective preferred share tranche right is settled upon achievement of the specified milestones or expires.

On May 15, 2020, the Company achieved the specified regulatory milestone associated with the Class B preferred share tranche right (see Note 6), which triggered the requirement of the Class B shareholders to participate in the Milestone Financing. Upon closing of the Milestone Financing on June 2, 2020, the Company issued and sold 36,806,039 Class B preferred shares at a price of $1.5154 per share and 4,437,189 Class B special voting shares at a price of $0.000001 per share and the Company’s Ireland subsidiary issued and sold 4,437,189 Class B preferred exchangeable shares at a price of $1.5154 per share, for aggregate gross proceeds of $62.5 million.

The Class B preferred share tranche right liability (see Note 6) was settled in connection with the achievement of the regulatory milestone associated with the Class B preferred share tranche right. Specifically, the fair value of the Class B preferred share tranche right liability was remeasured for the last time as of the Milestone Financing closing date, resulting in the Company recognizing a loss in the consolidated statement of operations and comprehensive loss for the three and six months ending June 30, 2020 of $31.6 million and $32.7 million, respectively, for the change in the fair value of the tranche right liability through June 2, 2020. Immediately thereafter, the balance of the Class B preferred share tranche right liability of $39.6 million was reclassified to Class B convertible preferred shares in an amount of $35.3 million and to non-controlling interest in Fusion Pharmaceuticals (Ireland) Limited in an amount of $4.3 million on the consolidated balance sheet.

Preferred Share Warrant Liability

The Company classifies warrants to purchase its convertible preferred shares and warrants to purchase preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited as a liability on its consolidated balance sheets as these warrants are freestanding financial instruments that may require the Company to transfer assets upon exercise (see Note 6). The preferred share warrant liability, which consists of warrants to purchase Class B convertible preferred shares of the Company and warrants to purchase Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited, was initially recorded at fair value upon the date of issuance of each warrant and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the preferred share warrant liability are recognized as a component of other income (expense) in the consolidated statement of operations and comprehensive loss. Changes in the fair value of the preferred share warrant liability will continue to be recognized until each respective warrant is exercised, expires or qualifies for equity classification.

Upon the closing of the IPO, the warrants to purchase its convertible preferred shares and warrants to purchase preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited were converted into warrants to purchase shares of the Company’s common shares.  As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to shareholders’ equity (deficit) as the warrants qualify for equity classification.

Research, Development and Manufacturing Contract Costs and Accruals

The Company has entered into various research, development and manufacturing contracts with research institutions and other companies. These agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research, development and manufacturing costs. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations to those third parties as of period end. Any accrual estimates are based on a number of factors, including the Company’s knowledge of the progress towards completion of the research, development and manufacturing activities, invoicing to date under the contracts, communication from the research institutions and other companies of any actual costs incurred during the period that have not yet been invoiced and the costs included in the contracts. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical accrual estimates made by the Company have not been materially different from the actual costs.

Net Loss per Share

The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net income (loss) per share attributable to common shareholders is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) attributable to common shareholders is computed by adjusting net income (loss) attributable to common shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common shareholders is computed by dividing the diluted net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding stock options, warrants and convertible preferred shares are considered potential dilutive common shares.

The Company’s convertible preferred shares contractually entitle the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common shareholders, such losses are not allocated to such participating securities. In periods in which the Company reported a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common shareholders for the three and six months ended June 30, 2020 and 2019.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the existing disclosure requirements for fair value measurements in ASC 820. The new disclosure requirements include disclosure related to changes in unrealized gains or losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of each reporting period and the explicit requirement to disclose the range and weighted average of significant unobservable inputs used for Level 3 fair value measurements. The other provisions of ASU 2018-13 include eliminated and modified disclosure requirements. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. For all entities, this guidance is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2018-13 as of January 1, 2020. The adoption of ASU 2018-13 had no impact on the Company’s consolidated financial statements and accompanying notes.

Recently Issued Accounting Pronouncements

The Company qualifies as “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected to “opt in” to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability on its balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease and (ii) lease expense in its consolidated statement of operations for operating leases and amortization and interest expense in its consolidated statement of operations for financing leases. Leases with a term of 12 months or less may be accounted for similar to prior guidance for operating leases today. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. This guidance is effective for the Company for annual periods beginning after December 15, 2021, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. This guidance is effective for the Company for annual periods beginning after December 15, 2022, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

3.	Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Preferred share tranche right liability	$—	$—	$5,741	$5,741
	$—	$—	$5,741	$5,741

As of June 30, 2020, the Company did not have any instruments that are measured at fair value.

During the year ended December 31, 2019 and the six months ended June 30, 2020, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Preferred Share Tranche Right Liability

The preferred share tranche right liability in the table above is composed of the fair value of rights to purchase Class B convertible preferred shares and Class B preferred exchangeable shares with Class B special voting shares (see Note 6). The fair value of the preferred share tranche right liability was determined based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The fair value of the preferred share tranche right liability was determined using the forward contract pricing model, which considered as inputs the probability and timing of achieving the specified milestones as of each valuation date, the estimated fair value of the preferred shares as of each valuation date, and the risk-free interest rate.

The most significant assumption in the forward contract pricing model impacting the fair value of the preferred share tranche right liability is the fair value of the Company’s Class B convertible preferred shares as of each measurement date. The Company determines the fair value per share of the underlying Class B convertible preferred shares by taking into consideration the most recent sales of its convertible preferred shares, results obtained from third-party valuations and additional factors the Company deems relevant. As of June 2, 2020, the date of final measurement as described below, and December 31, 2019, the fair value of each Class B convertible preferred share was $2.47 per share and $1.45 per share, respectively. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining estimated time period of achievement of the specified milestones underlying the preferred share tranche rights.

The preferred share tranche right liability was initially recorded at fair value upon the date of issuance of each preferred share tranche right and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the preferred share tranche right liability are recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Changes in the fair value of the preferred share tranche right liability will continue to be recognized until the respective preferred share tranche right is settled upon achievement of the specified milestones or expires.

On May 15, 2020, the Company achieved the specified regulatory milestone associated with the Class B preferred share tranche right (see Note 6), which triggered the requirement of the Class B shareholders to participate in the Milestone Financing. Upon closing of the Milestone Financing on June 2, 2020, the Company issued and sold 36,806,039 Class B preferred shares at a price of $1.5154 per share and 4,437,189 Class B special voting shares at a price of $0.000001 per share and the Company’s Ireland subsidiary issued and sold 4,437,189 Class B preferred exchangeable shares at a price of $1.5154 per share, for aggregate gross proceeds of $62.5 million.

The Class B preferred share tranche right liability (see Note 6) was settled in connection with the achievement of the regulatory milestone associated with the Class B preferred share tranche right. Specifically, the fair value of the Class B preferred share tranche right liability was remeasured for the last time as of the Milestone Financing closing date, resulting in the Company recognizing a loss in the consolidated statement of operations and comprehensive loss for the three and six months ending June 30, 2020 of $31.6 million for the change in the fair value of the tranche right liability between March 31, 2020 and June 2, 2020. Immediately thereafter, the balance of the Class B preferred share tranche right liability of $39.6 million was reclassified to Class B convertible preferred shares in an amount of $35.3 million and to non-controlling interest in Fusion Pharmaceuticals (Ireland) Limited in an amount of $4.3 million on the consolidated balance sheet.

Valuation of Preferred Share Warrant Liability

The preferred share warrant liability in the table above is composed of the fair value of warrants to purchase Class B convertible preferred shares of the Company and warrants to purchase Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited that were issued in January 2020 in connection with the Company’s Class B preferred share financing (see Note 6). The fair value of the preferred share warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The fair value of the preferred share warrant liability was determined using a hybrid method, which is a probability-weighted expected return method, or PWERM, where the equity value in one or more of the scenarios is calculated using an option-pricing model, or OPM. The PWERM is a scenario-based methodology that estimates the fair value of the Company’s different classes of equity based upon an analysis of future values for the Company, assuming various outcomes. Under both models, assumptions and estimates are used to value the preferred share warrants. The Company assesses these assumptions and estimates on a quarterly basis as additional information impacting the assumptions is obtained. The quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the preferred share warrant liability include the fair value per share of the underlying Class B convertible preferred shares, the timing, form and overall value of the expected exits for the shareholders, the risk-free interest rate, the expected dividend yield and the expected volatility of the Company’s shares. The most significant assumption impacting the fair value of the preferred share warrant liability is the fair value of the Company’s Class B convertible preferred shares as of each measurement date. The Company determines the fair value per share of the underlying Class B convertible preferred shares by taking into consideration the most recent sales of its preferred shares, results obtained from third-party valuations and additional factors it deems relevant. In January 2020, upon issuance of the preferred share warrants, the fair value of each Class B convertible preferred share was $1.45 per share. As of June 2, 2020, the date of final measurement of the preferred share tranche right liability as described below, the fair value of each Class B convertible preferred share was $2.47 per share. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared cash dividends.

The preferred share warrant liability was initially recorded at fair value upon the date the warrants were issued and exercisable and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the preferred share warrant liability are recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Changes in the fair value of the preferred share warrant liability will continue to be recognized until each respective warrant is exercised, expires or qualifies for equity classification.

Upon the closing of the IPO, the warrants to purchase its convertible preferred shares and warrants to purchase preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited were converted into warrants to purchase shares of the Company’s common shares.  As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to shareholders’ equity (deficit) as the warrants qualify for equity classification.

The following table provides a roll-forward of the aggregate fair value of the Company’s preferred share tranche right liability and preferred share warrant liability, for which fair value is determined using Level 3 inputs (in thousands):

	Preferred Share Tranche Right Liability	Preferred Share Warrant Liability
Balance as of December 31, 2019	$5,741	$—
Initial fair value of Class B preferred share tranche right liability	1,105	—
Initial fair value of Class B preferred share warrant liability	—	1,382
Change in fair value of Class B preferred share tranche right liability	32,722	—
Change in fair value of Class B preferred share warrant liability	—	6,399
Reclassification of Class B preferred share tranche right liability upon settlement	(39,568)	—
Conversion of Class B preferred shares warrants into common share warrants	—	(7,781)
Balance as of June 30, 2020	$—	$—

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid clinical trial expenses	$—	$94
Refundable investment tax credits	274	176
Canadian harmonized sales tax receivable	137	252
Prepaid software subscriptions	173	129
Other	376	278
	$960	$929

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued employee compensation and benefits	$1,285	$991
Accrued external research and development expenses	2,194	1,565
Accrued professional fees	791	641
Accrued public offering costs	2,080	—
Other	279	129
	$6,629	$3,326

6.	Equity

Common Shares

On June 19, 2020, the Company effected a one-for-5.339 reverse share split of its issued and outstanding common shares and a proportional adjustment to the existing conversion ratios for each class of the Company’s Preferred Shares and Preferred Exchangeable Shares. Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse share split and adjustment of the preferred share conversion ratios.

On June 30, 2020, the Company closed its initial public offering (IPO) of common shares and issued and sold 12,500,000 shares of common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs.

Upon the closing of the IPO, all outstanding voting and non-voting common shares were converted to a single class of common shares authorized by the Company’s articles of the corporation, as amended and restated.

As of June 30, 2020, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue unlimited common shares, each with no par value per share.

Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through June 30, 2020, no cash dividends had been declared or paid by the Company.

Convertible Preferred Shares

Prior to the IPO, the Company has issued Class A convertible preferred shares (the “Class A preferred shares”) and Class B convertible preferred shares (the “Class B preferred shares” and, together with the Class A preferred shares, the “Preferred Shares”). As of December 31, 2019, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue an aggregate of  132,207,290 Preferred Shares, respectively, each with no par value per share.

In March 2019, the Company completed its first closing of its Class B preferred shares and issued and sold 30,207,129 Class B preferred shares at a price of $1.5154 per share for gross proceeds of $45.8 million (the “2019 Preferred Share Financing”).

In January 2020, the Company executed the First Amendment to the Class B Subscription Agreement (“Amended Class B Subscription Agreement”) whereby the Canada Pension Plan Investment Board (“CPP”) agreed to purchase an aggregate of $20.0 million of Class B preferred shares, at a price of $1.5154 per share, in two tranches. In January 2020, the Company issued and sold to CPP 6,598,917 Class B preferred shares, resulting in gross proceeds of $10.0 million (the “Additional Class B Closing”). The Company incurred issuance costs of $0.1 million in connection with this transaction.

The rights and preferences of the Class B preferred shares sold under the Additional Class B Closing are the same as the rights and preferences of the Class B preferred shares issued and sold by the Company in March 2019. Accordingly, under the terms of the Amended Class B Subscription Agreement, upon the earlier occurrence of a specified development or specified regulatory milestone, CPP was obligated to purchase an additional 6,598,917 Class B preferred shares at a price of $1.5154 per share. The Company concluded that these rights or obligations of CPP to participate in the Milestone Financing of Class B preferred shares met the definition of a freestanding financial instrument that was required to be recorded as a liability at fair value as (i) the instruments are legally detachable and separately exercisable from the Class B preferred shares and (ii) the rights will require the Company to transfer assets upon future closings of the Class B preferred shares.

Upon the Additional Class B Closing in January 2020, the Company recorded an additional liability for the preferred share tranche right of $1.1 million and a corresponding reduction to the carrying value of the Class B preferred shares.

In May 2020, the Company achieved the specified regulatory milestone associated with the Class B preferred share tranche right, which triggered the requirement of the Class B shareholders to participate in the Milestone Financing. Upon closing of the Milestone Financing on June 2, 2020, the Company issued and sold 36,806,039 Class B preferred shares at a price of $1.5154 per share for aggregate proceeds of $55.8 million.

The Class B preferred share tranche right liability was settled in connection with the achievement of the regulatory milestone associated with the Class B preferred share tranche right. Specifically, the fair value of the Class B preferred share tranche right liability was remeasured for the last time as of the Milestone Financing closing date, resulting in the Company recognizing a loss in the consolidated statement of operations and comprehensive loss for the three months ended June 30, 2020 of $31.6 million for the change in the fair value of the tranche right liability between March 31, 2020 and June 2, 2020. Immediately thereafter, the balance of the Class B preferred share tranche right liability of $39.6 million was reclassified to Class B convertible preferred shares in an amount of $35.3 million and to non-controlling interest in Fusion Pharmaceuticals (Ireland) Limited in an amount of $4.3 million on the consolidated balance sheet.

Upon the closing of the IPO, the Company converted the then outstanding Class A and Class B preferred shares into common shares at a conversion ratio of 5.339 Preferred Share to one common share.

Preferred Exchangeable Shares and Special Voting Shares

In connection with each issuance and sale of its Class A preferred shares and Class B preferred shares, the Company’s Ireland subsidiary, Fusion Pharmaceuticals (Ireland) Limited, issued and sold Class A and Class B preferred exchangeable shares (together, the “Preferred Exchangeable Shares”) to investors. Simultaneously with the issuance and sale of the Preferred Exchangeable Shares, the Company issued and sold its Class A and Class B special voting shares (together, the “Special Voting Shares”) to the same investors. Prior to the IPO, the Company’s Ireland subsidiary’s amended constitution authorized it to issue an aggregate of 28,874,378 Preferred Exchangeable Shares and 29,747,987 Preferred Exchangeable Shares, respectively, with a par value of $0.001 per share. Prior to the IPO, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue an aggregate of 28,874,378 Special Voting Shares and 29,747,987 Special Voting Shares, respectively, with a cash redemption value of $0.000001 per share.

In March 2019, in connection with the first closing of Class B preferred shares, as described above, the Company’s Ireland subsidiary issued and sold 4,437,189 Class B preferred exchangeable shares at a price of $1.5154 per share and the Company issued and sold 4,437,189 Class B special voting shares at a price of $0.000001 per share for aggregate gross proceeds of $6.7 million (the “2019 Preferred Exchangeable Share Financing”).

In May 2020, the Company achieved the specified regulatory milestone associated with the Class B preferred share tranche right, which triggered the requirement of the Class B shareholders to participate in the Milestone Financing. Upon closing of the Milestone Financing on June 2, 2020, the Company issued and sold 4,437,189 Class B special voting shares at a price of $0.000001 per share and the Company’s Ireland subsidiary issued and sold 4,437,189 Class B preferred exchangeable shares at a price of $1.5154 per share, for aggregate gross proceeds of $6.7 million.

Upon the closing of the IPO, the Company converted all of the outstanding Class A and Class B preferred exchangeable shares and Special Voting Shares into Class A and Class B preferred shares on a one-for-one basis then converted the Class A and Class B preferred shares into common shares at a conversion ratio of 5.339 Preferred Share to one common share.

Warrants

In January 2020, in conjunction with the Company’s execution of the Amended Class B Subscription Agreement, the Company issued to the existing holders of Class B convertible preferred shares (excluding the investor in the Additional Class B Closing in January 2020) warrants to purchase 3,126,391 Class B convertible preferred shares, at an exercise price of $1.5154 per share, and Fusion Pharmaceuticals (Ireland) Limited issued to the existing holders of Class B preferred exchangeable shares warrants to purchase 873,609 Class B preferred exchangeable shares, at an exercise price of $1.5154 per share (collectively the “Preferred Share Warrants”). If the warrants to purchase Class B preferred exchangeable shares are exercised, at that same time, the shareholder is obligated to purchase from the Company an equal number of Class B special voting shares at a price of $0.000001 per share. The Preferred Share Warrants were issued for no consideration, and the specified exercise prices of each warrant are subject to adjustment for share dividends, share splits, combination or other similar recapitalization transactions as provided under the terms of the warrants.

The Preferred Share Warrants were immediately exercisable and expire two years from the date of issuance or upon the earlier occurrence of specified qualifying events, which include the consummation of a Deemed Liquidation Event and the closing of a qualifying share sale (as defined in the articles of the corporation, as amended and restated). Upon the closing of a qualified public offering, on specified terms, all outstanding warrants to purchase Class B convertible preferred shares of the Company and warrants to purchase Class B preferred exchangeable shares of Fusion Pharmaceutics (Ireland) Limited will become warrants to purchase common shares of the Company.

Upon issuance of the Preferred Share Warrants in January 2020, the Company recorded on its consolidated balance sheet a preferred share warrant liability of $1.4 million, equal to the issuance-date fair value of the Preferred Share Warrants, as well as a corresponding decrease of $1.3 million to additional paid-in capital, reducing that to zero, and an increase of $0.1 million to accumulated deficit for the remainder.

The issuance of the Preferred Share Warrants was treated as a deemed dividend to existing preferred shareholders for purposes of the Company’s calculation of net loss per share attributable to common shareholders, and, as such, the aggregate value of the dividend to existing preferred shareholders was deducted from the Company’s net loss when computing net loss per share attributable to common shareholders (see Note 10). The Company remeasures the fair value of the liability associated with the Preferred Share Warrants at each reporting date (see Note 3) and records any adjustments as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Upon the closing of the IPO, the warrants to purchase 3,126,391 of its convertible preferred shares and warrants to purchase 873,609 preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited were converted into warrants to purchase 749,197 shares of the Company’s common shares at an exercise price of $8.10 per share. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to shareholders’ equity (deficit) as the warrants qualify for equity classification (see Note 3).  For the three and six months ended June 30, 2020, the Company recognized a loss of $6.1 million and $6.4 million, respectively, as a component of other income (expense) in the condensed consolidated statement of operations and comprehensive loss to reflect an increase in fair value of the Preferred Share Warrant.

7.	Share-Based Compensation

2020 Stock Option and Incentive Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on June 24, 2020. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan is 4,273,350, which shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by 4% of the number of the Company’s common shares outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee of the board of directors. The common shares underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares, expire or are otherwise terminated (other than by exercise) under the 2020 Plan and the 2017 Plan will be added back to the common shares available for issuance under the 2020 Plan.

The total number of common shares reserved for issuance under the 2020 Plan was 4,273,350 shares as of June 30, 2020.

As of June 30, 2020, 2,924,960 shares, remained available for future grant under the 2020 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2017 Equity Incentive Plan

The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) provides for the Company to grant incentive stock options or nonqualified stock options, restricted share awards and restricted share units to employees, officers, directors and non-employee consultants of the Company.

The total number of common shares reserved for issuance under the 2017 Plan was 0 and 4,700,393 shares as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020 and December 31, 2019, 0 shares and 1,598,512 shares, respectively, remained available for future grant under the 2017 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2020 Employee Share Purchase Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Employee Share Purchase Plan (the “ESPP”), which became effective on June 24, 2020. A total of 450,169 common shares were reserved for issuance under this plan. In addition, the number of common shares that may be issued under the ESPP will automatically increase on January 1, 2021 and each January 1 thereafter by the lesser of (i) 900,338 common shares, (ii) 1% of the number of the Company’s common shares outstanding on the immediately preceding December 31 and (iii) such lesser number of shares as determined by the Company’s compensation committee of the board of directors.

As of June 30, 2020, 0 shares were issued under the ESPP.

Stock Option Valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected share volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employee consultants is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Risk-free interest rate	0.43%	0.70%
Expected term (in years)	6.0	6.0
Expected volatility	66.4%	65.5%
Expected dividend yield	0%	0%

The Company did not grant any stock options during the six months ended June 30, 2019.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	3,045,301	$1.66	8.4	$2,112
Granted	2,325,936	11.49
Forfeited	(16,253)	1.04
Outstanding as of June 30, 2020	5,354,984	$5.93	8.2	$59,281
Vested and expected to vest as of June 30, 2020	5,354,984	$5.93	8.2	$59,281
Options exercisable as of June 30, 2020	2,080,128	$1.67	7.0	$31,898

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those options that had exercise prices lower than the fair value of the Company’s common shares. There were no stock options exercised during the six months ended June 30, 2019 or 2020. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2020 was $6.81 per share.

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses	$145	$29	$218	$73
General and administrative expenses	281	59	566	117
	$426	$88	$784	$190

As of June 30, 2020, total unrecognized share-based compensation expense related to unvested share-based awards was $17.4 million, which is expected to be recognized over a weighted-average period of 3.7 years.

8.	License Agreements and Asset Acquisitions

License Agreement with the Centre for Probe Development and Commercialization Inc.

In November 2015, the Company entered into a license agreement with the Centre for Probe Development and Commercialization Inc. (“CPDC”), a related party (see Note 12) (the “CPDC Agreement”). Under the agreement, the Company was granted an exclusive, sublicensable, nontransferable, worldwide license under CPDC’s patent rights related to CPDC’s radiopharmaceutical linker technology to develop, market, make, use and sell certain products for all disease indications and uses in humans, whether diagnostic or therapeutic. The Company has the right to grant sublicenses of its rights. The CPDC Agreement was amended in 2017; however, there were no material changes to the terms of the CPDC Agreement. Also in 2017, the Company entered into a second license agreement with CPDC, under which the Company was granted an exclusive, sublicensable, worldwide license under CPDC’s patent rights related to certain CPDC radiopharmaceutical linker technology to develop, market, make, use and sell certain products for all disease indications and uses in humans. The Company has the right to grant sublicenses of its rights.

Under all agreements with CPDC, the Company has no obligations to make any milestone payments or to pay any royalties or annual maintenance fees to CPDC.

During the three and six months ended June 30, 2020 and 2019, the Company did not make any payments to CPDC or recognize any research and development expenses under the license agreements with CPDC.

License Agreement with ImmunoGen, Inc.

In December 2016, the Company entered into a license agreement with ImmunoGen, Inc. (“ImmunoGen”) (the “ImmunoGen Agreement”). Under the agreement, the Company was granted an exclusive, sublicensable, worldwide license under ImmunoGen’s patent rights to use, develop, manufacture and commercialize any radiopharmaceutical conjugate that includes a certain compound and any resulting commercialized products. The Company has the right to grant sublicenses of its rights.

Under the ImmunoGen Agreement, the Company paid an upfront fee of $0.2 million to ImmunoGen. In addition, the Company is obligated to make aggregate milestone payments to ImmunoGen of up to $15.0 million upon the achievement of specified development and regulatory milestones and of up to $35.0 million upon the achievement of specified sales milestones. The Company is also obligated to pay tiered royalties of a low to mid single-digit percentage based on annual net sales by the Company and any of its affiliates and sublicensees. Royalties will be paid by the Company on a country-by-country basis beginning upon the first commercial sale in such country until ten years following the date of the first commercial sale in the United States and five years following the date of the first commercial sale in all non-U.S. countries. In addition, the Company is responsible for all costs and expenses incurred related to the development, manufacture, regulatory approval and commercialization of all licensed products.

Prior to regulatory approval of a licensed product in any country, the Company has the right to terminate the agreement upon 90 days’ prior written notice to ImmunoGen. Upon receipt of its first regulatory approval of a licensed product in any country, the Company has the right to terminate the agreement upon 180 days’ prior written notice to ImmunoGen. If the Company or ImmunoGen fails to comply with any of its obligations or otherwise breaches the agreement, the other party may terminate the agreement. The ImmunoGen Agreement expires upon the expiration date of the last-to-expire royalty term.

During the six months ended June 30, 2019, the Company made a payment to ImmunoGen of $0.5 million upon the achievement of a specified development milestone and recognized this amount as research and development expense in its consolidated statements of operations and comprehensive loss.  During the three and six months ended June 30, 2020 and the three months ended June 30, 2019, the Company did not make any payments to ImmunoGen or recognize any research and development expenses under the ImmunoGen Agreement.

License Agreements with Janssen Biotech, Inc.

First Janssen Agreement

In February 2017, the Company entered into a license agreement with Janssen Biotech, Inc. (“Janssen”) (the “Janssen Agreement”). Under the agreement (the “First Janssen Agreement”), the Company was granted an exclusive, sublicensable, worldwide license under Janssen’s patent rights to research, develop and commercialize licensed products containing the specified compound for certain alpha-emitting therapeutic and nuclear imaging uses in humans and animals. The Company was also granted non-exclusive, worldwide licenses under specified other patent rights for specified uses.

The Company had the right to terminate the First Janssen Agreement upon written notice to Janssen. In March 2019, the Company terminated the First Janssen Agreement upon written notice to Janssen.

During the three and six months ended June 30, 2019, the Company did not make any payments to Janssen or recognize any research and development expenses under the First Janssen Agreement.

Second Janssen Agreement

Simultaneously with entering into the First Janssen Agreement, in February 2017, the Company entered into a second agreement with Janssen (the “Second Janssen Agreement”). Under the agreement, the Company was granted an exclusive, sublicensable, worldwide license under Janssen’s patent rights to research, develop and commercialize licensed products containing the specified compound for certain alpha-emitting therapeutic and nuclear imaging uses in humans and animals. The Company was also granted non-exclusive, worldwide licenses under specified other patent rights for specified uses.

The Company had the right to terminate the Second Janssen Agreement upon written notice to Janssen. In January 2020, the Company terminated the Second Janssen Agreement upon written notice to Janssen.

During the three and six months ended June 30, 2020 and 2019, the Company did not make any payments to Janssen or recognize any research and development expenses under the Second Janssen Agreement.

Research and License Agreement with Isogenica Ltd.

In April 2018, the Company entered into a research and license agreement with Isogenica Ltd. (“Isogenica”) (the “Isogenica Agreement”). Under the agreement, the Company was granted a non-exclusive, sublicensable, worldwide license under Isogenica’s intellectual property and other technology to develop and commercialize a specified compound of antibody-like molecules that bind to targets with high affinity for all therapeutic uses or a product containing such compound. At the same time, the Company granted Isogenica a non-exclusive, non-sublicensable license to certain of Fusion’s intellectual property for research purposes. The initial term of the license was one year, and the Company had the option to extend the term of the Isogenica Agreement beyond the one-year period, which was exercised in April 2019.

The Company was not entitled to any payments from Isogenica for use of the license of its intellectual property granted to Isogenica.

The Company had the right to terminate the Isogenica Agreement upon written notice to Isogenica. In January 2020, the Company terminated the Isogenica Agreement upon written notice.

During the three and six months ended June 30, 2019 the Company made payments of £0.6 million (equivalent to $0.7 million at the time of payment) to Isogenica. During the three and six months ended June 30, 2020, the Company did not make any payments to Isogenica. During the three months ended June 30, 2019 the company recognized £0.1 million (equivalent to $0.1 million) related to amortization of the annual license fee. During the six months ended June 30, 2019, the Company exercised its option to extend the term of the agreement and recognized £0.4 million (equivalent to $0.5 million at the time of the payments) as research and development expense in the consolidated statements of operations and comprehensive loss, primarily related to the option exercise fee and amortization of the annual license fee. The Company did not recognize any research and development expenses during the three and six months ended June 30, 2020.

Asset Acquisition from and License Agreement with MediaPharma S.r.l.

In May 2019, the Company and MediaPharma S.r.l. (“MediaPharma”) entered into an asset acquisition and license agreement. Under the agreement, the Company purchased all right, title and interest to MediaPharma’s, and any of its affiliates’ and sublicensees’, patents to perform research and to develop, manufacture and commercialize a specified antibody that binds to targets for the prevention, treatment and diagnosis of all diseases and conditions. The Company accounted for this purchase as an asset acquisition. At the same time, the Company granted MediaPharma an exclusive, fully paid, worldwide, sublicensable license to use the specified compound for research, development, manufacturing and commercialization of a bispecific antibody drug conjugate, but not for use as a radiopharmaceutical.

In connection with the asset acquisition, the Company paid an upfront fee of $0.2 million to MediaPharma. In addition, the Company is obligated to make aggregate milestone payments to MediaPharma of up to $1.5 million upon the achievement of specified development milestones and of up to $23.0 million upon the achievement of specified sales milestones. The Company is also obligated to pay royalties of a low single-digit percentage based on annual net sales by the Company. Royalties will be paid by the Company on a country-by-country basis beginning upon the first commercial sale in such country and will expire, on a country-by-country basis, upon the earlier of (i) eight years from the first commercial sale of a licensed product in such country, (ii) the date upon which all issued patents under the agreement have expired or (iii) the date upon which a product highly similar in composition to the licensed product and having no clinically meaningful differences is sold or marketed for sale in such country by a third party.

The Company is not entitled to any payments from MediaPharma for use of the license to the specified compound granted to MediaPharma.

During the three and six months ended June 30, 2019, the Company incurred the upfront fee due in connection with the asset agreement and subsequently made payment of and recognized $0.2 million as research and development expense in the consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2020, the Company did not make any payments to MediaPharma or recognize any research and development expenses under the MediaPharma Agreement.

Asset Acquisition from Rainier Therapeutics, Inc. and License Agreement with Genentech, Inc.

In March 2020 (the “Closing”), the Company and Rainier Therapeutics, Inc. (“Rainier”) entered into an asset acquisition agreement (the “Rainier Agreement”). Under the agreement, the Company purchased all right, title and interest to Rainier’s, and any of its affiliates’ and sublicensees’, patents and other tangible and intangible assets to perform research and to develop, manufacture and commercialize a specified compound of antibody molecules that bind to targets for the prevention, treatment and diagnosis of all diseases and conditions only using such compound as an antibody drug conjugate. The Company concluded to account for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, the license rights.

In connection with the asset acquisition, the Company paid an upfront fee of $1.0 million to Rainier and recognized this amount as research and development expense in the consolidated statement of operations and comprehensive loss during the three months ended March 31, 2020, as the IPR&D acquired had no alternative future use as of the acquisition date.

Unless the Rainier Agreement is terminated pursuant to its terms, which termination may not occur later than eight months following the Closing (the “Outside Date”), the Company is obligated to pay Rainier an additional amount of $3.5 million and to issue 313,359 of the Company’s non-voting common shares on the Outside Date. If the Rainier Agreement is not terminated by the Outside Date, the Company is also obligated to make aggregate milestone payments to Rainier of up to $22.5 million and to issue up to 156,679 of the Company’s non-voting common shares upon the achievement of specified development and regulatory milestones and of up to $42.0 million upon the achievement of specified sales milestones.

In the event the Company enters into a transaction with a non-affiliated party relating to the license or sale of substantially all the Company’s rights to develop the specified compound of antibody molecules, the Company will be obligated to pay Rainier a specified percentage of the revenue from such transaction, in an amount ranging from 10% to 30%, based on how long after the Closing the transaction takes place.

The Rainier Agreement may be terminated at any time prior to the Outside Date upon 30 days’ notice by the Company to Rainier or upon the mutual written consent of both parties. If the agreement is terminated prior to the Outside Date, the Company’s payment obligations, except for the non-refundable upfront fee of $1.0 million, become void and the Company will cease to have any rights to the antibody or the Genentech License Agreement (as defined below).

In connection with the Rainier Agreement, in March 2020, the Company was assigned all of Rainier’s rights and obligations under an exclusive license agreement between BioClin Therapeutics, Inc. and Genentech, Inc. (“Genentech”) (the “Genentech License Agreement”). Pursuant to the Genentech License Agreement, the Company has an exclusive, worldwide, sublicensable license to make, use, research, develop, sell and import certain intellectual property and technology of Genentech relating to the a specified antibody and any mutant antibody thereof (the “Licensed Antibodies”), including any products that contain a Licensed Antibody as an active ingredient (the “Products”), for all human uses.

Pursuant to the Genentech License Agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize at least one Product and the Company is solely responsible for the costs associated with the development, manufacturing, regulatory approval and commercialization of any Products. The manufacture of the antibody by any third-party contract manufacturing organization must be approved in advance by Genentech. Additionally, Genentech retains the right to use the Licensed Antibodies solely to research and develop molecules other than the Licensed Antibodies.

Under Genentech License Agreement, the Company is obligated to make aggregate milestone payments to Genentech of up to $44.0 million upon the achievement of specified sales milestones. The Company is also obligated to pay to Genentech tiered royalties of a mid to high single-digit percentage based on annual net sales by the Company, and any of its affiliates and sublicensees, for the specified compound of antibody molecules and of a mid to high single-digit percentage based on annual net sales by the Company, and any of its affiliates and sublicensees, for any other compound containing mutant antibody molecules of the specified compound. In addition, the Company is obligated to pay to Genentech royalties of a low single-digit percentage based on quarterly net sales in any country in which the specified compound is not covered by a valid patent claim, and those sales will not be subject to the tiered royalties described above. All royalties may be reduced if the Company obtains a license under a third-party patent that includes the specified compound. Royalties will be paid by the Company on a country-by-country basis beginning upon the first commercial sale in such country until the later of (i) ten years following the date of the first commercial sale of a Product or (ii) the date the specified compound is no longer covered by an enforceable patent. Upon the expiration of the royalty term, the Company will have a fully paid-up license.

The Company has the right to terminate the Genentech License Agreement upon written notice to Genentech if the Company determines in its sole discretion that development or commercialization of Products is not economically or scientifically feasible or appropriate. In addition, if the Company or Genentech fails to comply with any of its obligations or otherwise breaches the agreement, the other party may terminate the agreement. The Genentech License Agreement expires on the date on which all obligations under the agreement related to milestone payments or royalties have passed or expired.

During the three and six months ended June 30, 2020, the Company did not make any payments to Genentech or recognize any research and development expenses under the Genentech License Agreement.

Master Services and License Agreement with Yumab GmbH

On May 15, 2020, the Company entered into a master services and license agreement with Yumab GmbH (“Yumab”) (the “Yumab Agreement”). Under the agreement, Yumab will assist the Company in discovering and developing certain antibodies from certain cell lines owned by Yumab. The Company plans to use the discovered antibodies in preclinical and clinical development. Under the Yumab Agreement, the Company is obligated to pay for services performed as defined in work orders under the agreement. In addition, the Company is obligated to make aggregate milestone payments to Yumab of up to $3.9 million upon the achievement of specified development and regulatory milestones.

During the three and six months ended June 30, 2020, the Company did not make any payments to Yumab or recognize any research and development expenses under the Yumab Agreement.

9.	Income Taxes

The Company is domiciled in Canada and is primarily subject to taxation in that country. During the three and six months ended June 30, 2020, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in Canada and Ireland in each period due to its uncertainty of realizing a benefit from those items. During the three months ended June 30, 2020 and 2019, the Company recorded a tax provision of $0.2 million and less than $0.1 million, respectively, primarily related to income tax obligations of its operating company in the U.S., which generates a profit for tax purposes. During the six months ended June 30, 2020 and 2019, the Company recorded a tax provision of $0.2 million and less than $0.1 million, respectively, primarily related to income tax obligations of its operating company in the U.S., which generates a profit for tax purposes.

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the three and six months ended June 30, 2020 and June 30, 2019, the Company excluded Canada and Ireland from the calculation of the AETR as the Company anticipates an ordinary loss in these jurisdictions for which no tax benefit can be recognized.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. The Company has considered its history of cumulative net losses in Canada and Ireland, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its Canadian and Irish deferred tax assets. As a result, as of June 30, 2020 and December 31, 2019, the Company has recorded a full valuation allowance against its net deferred tax assets in Canada and Ireland.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by the U.S. Congress and signed into law by the President of the U.S. The CARES Act, among other things, includes certain provisions for individuals and corporations; however, these benefits do not impact the Company’s income tax provision.

10.	Net Loss per Share

Net Loss per Share Attributable to Common Shareholders

Basic and diluted net loss per share attributable to common shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(44,733)	$(3,456)	$(54,955)	$(7,389)
Dividends paid to preferred shareholders in the form of warrants issued	—	—	(1,382)	—
Net loss attributable to common shareholders	$(44,733)	$(3,456)	$(56,337)	$(7,389)
Denominator:
Weighted-average common shares outstanding—basic and diluted	2,366,198	1,928,933	2,147,876	1,901,109
Net loss per share attributable to common shareholders —basic and diluted	$(18.91)	$(1.79)	$(26.23)	$(3.89)

The Company’s potentially dilutive securities, which include stock options, convertible preferred shares, preferred exchangeable shares and common share warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common shares	5,354,984	1,524,830	5,354,984	1,524,830
Convertible preferred shares (as converted to common shares)	—	13,696,513	—	13,696,513
Preferred exchangeable shares (as converted to convertible preferred shares and then to common shares)	—	4,577,106	—	4,577,106
Warrants to purchase common shares	749,197	—	749,197	—
	6,104,181	19,798,449	6,104,181	19,798,449

11.	Commitments and Contingencies

Operating Leases

In January 2018, the Company entered into an operating lease for office space in Boston, Massachusetts, which expires in July 2023 and has no renewal options.

In August 2018, the Company entered into an operating lease for office space in Hamilton, Ontario, Canada, which expires in December 2023 and has no renewal options.

In October 2019, the Company entered into an operating lease for office space in Boston, Massachusetts, which expires September 2025 and has no renewal options. In connection with entering into this lease agreement, the Company issued a letter of credit of $1.5 million, which is classified as restricted cash (non-current) on the consolidated balance sheets as of June 30, 2020 and December 31, 2019.

The lease agreements include payment escalations, rent holidays and other lease incentives, which are accrued or deferred as appropriate such that rent expense for each lease is recognized on a straight-line basis over the respective lease term, recording deferred rent for rent expense incurred but not yet paid.

Rent expense was $0.3 million and $0.4 million for the three and six months ended June 30, 2020, respectively.   Rent expense was $0.1 million for both the three and six months ended June 30, 2019.

Future minimum lease payments due under operating leases as of June 30, 2020 are as follows (in thousands):

Year Ending December 31,
2020 (six months)	$553
2021	1,173
2022	1,203
2023	1,173
2024	1,118
Thereafter	2,229
$7,449

In July 2020, the Company paid $0.1 million to terminate its operating lease for office space in Boston, Massachusetts which was set to expire in July 2023. The future minimum lease payments for the lease, of approximately $0.1 million annually, were not adjusted from the future minimum lease payments table above.

Manufacturing Commitments

In January 2019, the Company entered into an agreement with CPDC, a related party (see Note 12), to manufacture clinical trial materials. As of June 30, 2020, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.3 million over the following 12 months.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2020 or December 31, 2019.

Legal Proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

12.	Related Party Transactions

The Company has entered into license agreements with CPDC, a principal shareholder of the Company (see Note 8).

In addition, the Company has entered into a Master Services Agreement and a Supply Agreement with CPDC, under which CPDC provides services to the Company related to preclinical and manufacturing services, administrative support services and access to laboratory facilities. In connection with the Supply Agreement, the Company is obligated to pay CPDC an amount of less than $0.1 million per month, or $0.5 million in the aggregate per year, plus fees for production, packaging and distribution of products supplied to the Company, unless the agreement is terminated by the Company. The Company recognized expenses in connection with these services in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses	$236	$258	$639	$459
General and administrative expenses	13	13	27	43
	$249	$271	$666	$502

During the three and six months ended June 30, 2020, the Company made payments to CPDC in connection with the services described above of $0.4 million and $0.7 million, respectively. During the three and six months ended June 30, 2019, the Company made payments to CPDC in connection with the services described above of $0.1 million and $0.3 million, respectively. Amounts due to CPDC by the Company in connection with the services described above totaled $0.2 million as of both June 30, 2020 and December 31, 2019, which amounts were included in accrued expenses on the consolidated balance sheets.

In addition to costs incurred in connection with the services described above, the Company also reimbursed CPDC for purchases on the Company’s behalf from parties with which the Company did not have an account. During the three and six months ended June 30, 2020, the Company made payments to CPDC of less than $0.1 million and $0.1 million, respectively, for reimbursement of these pass-through costs. During the three and six months ended June 30, 2019, the Company made payments to CPDC of less than $0.1 million and $0.1 million, respectively, for reimbursement of these pass-through costs.

13.	Geographical Information

The Company has operating companies in the United States and Canada and a non-operating company in Ireland. Information about the Company’s long-lived assets, consisting solely of property and equipment, net, by geographic region was as follows (in thousands):

	June 30, 2020	December 31, 2019
United States	$119	$127
Canada	1,284	1,145
	$1,403	$1,272

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing in Part I, Item I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in our prospectus dated June 25, 2020 and filed on June 26, 2020 with the U.S. Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, which we prefer to as our Prospectus.

Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, particularly including those risks identified in Part II-Item 1A “Risk Factors” and our other filings with the SEC.

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a clinical-stage oncology company focused on developing next-generation radiopharmaceuticals as precision medicines. We have developed our Targeted Alpha Therapies, or TAT, platform together with our proprietary Fast-Clear linker technology to enable us to connect alpha particle emitting isotopes to antibodies and other targeting molecules in order to selectively deliver the alpha particle payloads to tumors. Our TAT platform is underpinned by our research and insights into the underlying biology of alpha emitting radiopharmaceuticals as well as our differentiated capabilities in target identification, candidate generation, manufacturing and supply chain and development of imaging diagnostics. We believe that our TATs have the potential to build on the successes of currently available radiopharmaceuticals and be broadly applicable across multiple targets and tumor types.

Our lead product candidate, FPI-1434, utilizes our Fast-Clear linker to connect a humanized monoclonal antibody that targets the insulin-like growth factor 1 receptor, or IGF-1R, with the alpha emitting isotope actinium-225, or 225Ac. IGF-1R is a well-established tumor target that is found on numerous types of cancer cells, but historical attempts to suppress tumors by inhibiting the IGF-1R signaling pathway have been unsuccessful in the clinic. For FPI-1434, we have designed the product candidate to rely on the IGF-1R antibody only as a way to identify and deliver our alpha emitting payload to the tumor, and the mechanism of action does not depend on the IGF-1R signaling pathway to kill the tumor. We are currently conducting a Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R and plan to have data from the dose escalation portion of this trial available in the fourth quarter of 2020. Based on the mechanisms of action of FPI-1434 and data from our preclinical studies, we are also evaluating the combination potential of FPI-1434 with checkpoint inhibitors as well as DNA damage response inhibitors, such as poly (ADP-ribose) polymerase, or PARP, inhibitors. In addition, we are progressing our earlier-stage product candidate, FPI-1966, into clinical development, and expect to submit an investigational new drug application, or IND, for FPI-1966 approximately six to twelve months after we fully resume preclinical activities for the treatment of head and neck and bladder cancers expressing fibroblast growth factor receptor 3.

Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our Company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from any sources, including product sales. On June 30, 2020, we completed our initial public offering (IPO) of our common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs.  Prior to our IPO, we have funded our operations to date primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). Through June 30, 2020, we had received net proceeds of $364.2 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares).

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $44.7 million and $55.0 million for the three and six months ended June 30, 2020, respectively, and $3.5 million and $7.4 million for the three and six months ended June 30, 2019. As of June 30, 2020, we had an accumulated deficit of $89.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•

continue our research and development efforts and submit biologics license applications for our lead product candidate and submit investigational new drug applications, or INDs, for our other product candidates;

•	conduct preclinical studies and clinical trials for our current and future product candidates;
•	continue to develop our library of proprietary linkers for our Fast-Clear technology;
•	seek to identify additional product candidates;
•	acquire or in-license other product candidates, targeting molecules and technologies;
•

add operational, financial and management information systems and personnel, including personnel to support the development of our product candidates and help us comply with our obligations as a public company;

•	hire and retain additional personnel, such as clinical, quality control, scientific, commercial and administrative personnel;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•

establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities, whether alone or with third parties, to commercialize any product candidates for which we may obtain regulatory approval, if any;

•	expand, maintain and protect our intellectual property portfolio; and
•	operate as a public company.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our internal commercialization capabilities to support product sales, marketing and distribution.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may not be able to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we would have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of June 30, 2020, we had cash of $318.9 million. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements into 2024.

Impact of COVID-19

We are closely monitoring how the spread of COVID-19 is affecting our employees, business, preclinical studies and clinical trials. In response to the COVID-19 pandemic, most of our employees have transitioned to working remotely and travel has been restricted. While we have completed enrollment and dosing in the third cohort of our ongoing Phase 1 clinical trial of FPI-1434, we may not be able to enroll additional patient cohorts on our planned timeline due to disruptions at our clinical trial sites. At this time, we are currently unable to predict when we will be able to fully resume preclinical or clinical activities for FPI-1434 or any other clinical programs. Although operations were not materially affected by the COVID-19 pandemic as of and for the six months ended June 30, 2020, at this time, there is significant uncertainty relating to the trajectory of the pandemic. The impact of related responses and disruptions caused by the COVID-19 pandemic may result in further difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States, Canada and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Components of Results of Operations

Revenue

To date, we have not generated any revenue from any sources, including product sales, and do not expect to generate any revenue from the sale of products for the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval or collaboration or license agreements with third parties, we may generate revenue in the future from product sales, payments from collaboration or license agreements that we may enter into with third parties or any combination thereof. We cannot predict if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates. These expenses include:

•	employee-related expenses, including salaries, related benefits and share-based compensation expense, for employees engaged in research and development functions;
•

expenses incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants and contract research organizations, or CROs;

•

the cost of manufacturing drug products for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants and contract manufacturing organizations, or CMOs;

•	facilities, depreciation and other expenses, which include direct or allocated expenses for rent, maintenance of facilities and insurance;
•	costs related to compliance with regulatory requirements; and
•	payments made in connection with third-party licensing agreements and asset acquisitions of incomplete technology.

We expense research and development costs as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense when the goods have been delivered or the services have been performed, or when it is no longer expected that the goods will be delivered or the services rendered. Upfront payments under license agreements are expensed upon receipt of the license, and annual maintenance fees under license agreements are expensed in the period in which they are incurred. Milestone payments under license agreements are accrued, with a corresponding expense being recognized, in the period in which the milestone is determined to be probable of achievement and the related amount is reasonably estimable.

Our direct research and development expenses are tracked on a program-by-program basis for our product candidates and consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees incurred under third-party license agreements. We do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies and facilities, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and our TAT platform and Fast-Clear linker technology and, as such, are not separately classified. We use internal resources primarily to conduct our research and discovery activities as well as for managing our preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and our technology platform and, therefore, we do not track these costs by program.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we complete a Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R, complete preclinical development and pursue initial stages of clinical development of our FPI-1434 combination therapies, and develop FPI-1966 and our other early-stage programs.

The successful development and commercialization of our product candidates are highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. This is due to the numerous risks and uncertainties associated with product development, including the following:

•

timely completion of our preclinical studies and our current and future clinical trials, which may be significantly slower or more costly than we currently anticipate and will depend substantially upon the performance of third-party contractors;

•	our ability to complete IND-enabling studies and successfully submit INDs or comparable applications to allow us to initiate clinical trials for our current or any future product candidates;
•

whether we are required by the U.S. Food and Drug Administration, or FDA, or similar foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;

•

our ability to demonstrate to the satisfaction of the FDA or other foreign regulatory authorities the safety, potency, purity and acceptable risk-to-benefit profile of our product candidates or any future product candidates;

•	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates or future product candidates, if any;
•	the timely receipt of necessary marketing approvals from the FDA or similar foreign regulatory authorities;
•	the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or future product candidates as potential cancer treatments;
•

our ability and the ability of third parties with whom we contract to manufacture adequate clinical supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain manufacturing processes that are compliant with current good manufacturing practices; and

•	our ability to establish and enforce intellectual property rights in and to our product candidates or any future product candidates.

A change in the outcome of any of these variables with respect to the development of our product candidates could significantly change the costs and timing associated with the development of these product candidates. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. In addition, we may never succeed in obtaining regulatory approval for any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including share-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates and technology platform. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with being a public company.

Other Income (Expense)

Change in Fair Value of Preferred Share Tranche Right Liability

In connection with our Class A preferred share financings in 2017, we issued shares under subscription agreements that provided investors the right, or obligated investors, to participate in subsequent offerings of either (i) Class A preferred shares or (ii) Class A preferred exchangeable shares together with Class A special voting shares, in the event that specified company-performance milestones were achieved. We classified this Class A preferred share tranche right as a liability on our consolidated balance sheet. We remeasured this preferred share tranche right to fair value at each reporting date and recognized changes in the fair value of the preferred share tranche right liability as a component of other income (expense) in our consolidated statement of operations and comprehensive loss. We continued to recognize changes in the fair value of this preferred share tranche right liability until the specified milestones were achieved in November 2018. Upon the achievement of the specified milestones, the Class A preferred share tranche right was remeasured to fair value for the last time and the change in fair value was recognized as a component of other income (expense) in our consolidated statement of operations and comprehensive loss.

In connection with our Class B preferred share financings in March 2019 and January 2020, we issued shares under subscription agreements that provided investors the right, or obligated investors, to participate in subsequent offerings of either (i) Class B preferred shares or (ii) Class B preferred exchangeable shares together with Class B special voting shares in the event that specified development or regulatory milestones were achieved or upon the vote of at least two-thirds of the holders of the Class B preferred shares and Class B special voting shares. We classified this Class B preferred share tranche right as a liability on our consolidated balance sheets. We remeasured this preferred share tranche right to fair value at each reporting date and recognized changes in the fair value of the preferred share tranche right liability as a component of other income (expense) in our consolidated statements of operations and comprehensive loss. We continued to recognize changes in the fair value of this preferred share tranche right liability until the preferred share tranche right was settled on June 2, 2020 in connection with the achievement of the specified regulatory milestone. Upon the settlement of the preferred share tranche right, the Class B preferred share tranche right was remeasured to fair value for the last time and the change in fair value was recognized as a component of other income (expense) in our consolidated statement of operations and comprehensive loss. As a result, in periods subsequent to June 2, 2020, we will no longer recognize changes in the preferred share tranche right liability in our condensed consolidated statements of operations and comprehensive loss.

Change in Fair Value of Preferred Share Warrant Liability

In connection with our Class B preferred share financing in January 2020, we issued to the existing holders of Class B preferred shares (excluding the investor in the January 2020 financing) warrants to purchase 3,126,391 of our Class B preferred shares and we issued to the existing holders of Class B preferred exchangeable shares warrants to purchase 873,609 Class B preferred exchangeable shares. We classify these warrants to purchase Class B preferred shares and Class B preferred exchangeable shares as a liability on our consolidated balance sheets. We remeasure these preferred share warrants to fair value at each reporting date and recognize changes in the fair value of the preferred share warrant liability as a component of other income (expense) in our consolidated statements of operations and comprehensive loss. We will continue to recognize changes in the fair value of this preferred share warrant liability until each respective preferred share warrant is exercised, expires or qualifies for equity classification. The preferred share warrants were immediately exercisable and expire two years from the date of issuance or upon the earlier occurrence of specified qualifying events, which include the consummation of a deemed liquidation event and the closing of a qualifying share sale.

Upon the closing of the IPO, the warrants to purchase our convertible preferred shares and warrants to purchase preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited were converted into warrants to purchase shares of our common shares.  As a result, the warrant liability was remeasured a final time on the closing date of the IPO and the change in fair value was recognized as a component of other income (expense) in our condensed consolidated statements of operations and comprehensive loss and reclassified to shareholders’ equity (deficit) as the warrants qualify for equity classification.

Interest Income

Interest income consists of interest earned on cash balances held in interest-bearing accounts. We expect that our interest income will fluctuate based on the timing and ability to raise additional funds as well as the amount of expenditures for our clinical development of FPI-1434 and ongoing business operations.

Refundable Investment Tax Credits

Refundable investment tax credits consist of payments from the Canadian government for our scientific research and experimental development expenditures. We recognize such refundable investment tax credits in the year that the qualifying expenditures are made, provided that there is reasonable assurance of recoverability, based on our estimates of amounts expected to be recovered.

Other Income (Expense), Net

Other income (expense), net primarily consists of foreign currency transaction gains and losses as well as miscellaneous income and expense unrelated to our core operations.

Income Taxes

We are domiciled in Canada and are primarily subject to taxation in that country. Since our inception, we have recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year by our operations in Canada and Ireland due to our uncertainty of realizing a benefit from those items. As of December 31, 2019, we had $20.5 million of Canadian net operating loss carryforwards that begin to expire in 2035 and $4.9 million of Irish net operating loss carryforwards that can be carried forward indefinitely. We have recorded a full valuation allowance against our Canadian and Irish net deferred tax assets at each balance sheet date.

We have recorded an insignificant amount of income tax provisions in each period, which relate to income tax obligations of our operating company in Canada and our operating company in the U.S., which generates a profit for tax purposes.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
		(in thousands)
Operating expenses:
Research and development	$3,325	$2,137	$1,188
General and administrative	3,988	1,771	2,217
Total operating expenses	7,313	3,908	3,405
Loss from operations	(7,313)	(3,908)	(3,405)
Other income (expense):
Change in fair value of preferred share tranche right liability	(31,604)	222	(31,826)
Change in fair value of preferred share warrant liability	(6,065)	—	(6,065)
Interest income	22	148	(126)
Refundable investment tax credits	52	44	8
Other income (expense), net	325	56	269
Total other income (expense), net	(37,270)	470	(37,740)
Loss before provision for income taxes	(44,583)	(3,438)	(41,145)
Provision for income taxes	(150)	(18)	(132)
Net loss	$(44,733)	$(3,456)	$(41,277)

Research and Development Expenses

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$1,405	$776	$629
Platform development and unallocated research and development expenses:
TAT platform and Fast-Clear linker technology	439	743	(304)
Personnel related (including share-based compensation)	1,315	487	828
Other	166	131	35
Total research and development expenses	$3,325	$2,137	$1,188

Research and development expenses were $3.3 million for the three months ended June 30, 2020, compared to $2.1 million for the three months ended June 30, 2019. The increase of $1.2 million was primarily due to an increase of $0.6 million in platform development and unallocated research and development costs, described below, as well as an increase of $0.6 million in direct costs related to our FPI-1434 product candidate due to the continued expenditures related to our Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R as well as preclinical research and manufacturing costs.

Platform development and unallocated research and development expenses were $1.9 million for the three months ended June 30, 2020, compared to $1.4 million for the three months ended June 30, 2019. The increase of $0.6 million was due to an increase of $0.8 million in personnel-related costs and an increase of less than $0.1 million in other costs, partially offset by a decrease of $0.3 million in costs related to our TAT platform and Fast-Clear linker technology. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for managing our Phase 1 clinical trial of FPI-1434 and for conducting preclinical research. Personnel-related costs for the three months ended June 30, 2020 and 2019 included share-based compensation of $0.1 million and less than $0.1 million, respectively. The increase in other costs was primarily due to an increase in purchases of laboratory supplies utilized across all of our programs and our technology platform. The decrease in TAT platform and Fast-Clear linker technology costs was primarily due to a decrease of $0.3 million in costs associated with our asset purchase and licensing agreements.

General and Administrative Expenses

General and administrative expenses were $4.0 million for the three months ended June 30, 2020, compared to $1.8 million for the three months ended June 30, 2019. The increase of $2.2 million was primarily due to a $0.8 million increase in professional fees, a $0.8 million increase in personnel-related costs and a $0.6 million increase in other costs. Professional fees increased primarily due to higher audit, legal and consulting expenses as well as legal costs incurred in preparation to operate as a public company and costs associated with our ongoing business operations. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our general and administrative functions, including in finance, human resources and business development. Personnel-related costs for the three months ended June 30, 2020 and 2019 included share-based compensation of $0.3 million and $0.1 million, respectively. The increase in other costs was primarily due to increased general corporate, insurance and facilities expenses.

Other Income (Expense)

Change in Fair Value of Preferred Share Tranche Right Liability. The change in fair value of the preferred share tranche right liability was a loss of $31.6 million for the three months ended June 30, 2020, compared to a gain of $0.2 million for the three months ended June 30, 2019. The increase in the loss was primarily due to an increase in the fair value of the underlying preferred shares and an increase in the probability of achieving the specified milestones underlying the preferred share tranche rights which occurred in May 2020, partially offset by a reduction in the remaining estimated time period of achievement of the specified milestones underlying the preferred share tranche rights.

Change in Fair Value of Preferred Share Warrant Liability. The change in fair value of the preferred share warrant liability was a loss of $6.1 million for the three months ended June 30, 2020, which was primarily due to an increase in the fair value of the underlying Class B preferred shares as a result of the fair value increase from the IPO. There was no preferred share warrant liability recorded as of June 30, 2019.

Interest Income. Interest income for the three months ended June 30, 2020 and 2019 was less than $0.1 million and $0.1 million, respectively. The decrease in interest income was primarily due to lower interest rates for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, partially offset by the increase in our cash balance as a result of our sales of Class B preferred shares, Class B preferred exchangeable shares and Class B special voting shares in January 2020 and June 2020.

Refundable Investment Tax Credits. Refundable investment tax credits recognized as other income for the three months ended June 30, 2020 and 2019 totaled $0.1 million and less than $0.1 million, respectively.

Other Income (Expense), Net. Other income (expense), net was $0.3 million for the three months ended June 30, 2020, compared to $0.1 million for the three months ended June 30, 2019. The net increase of $0.3 million was primarily due to recognized foreign currency transaction gains, as well as the recognition of miscellaneous income during the three months ended June 30, 2020 from a one-time Canadian government grant.

Provision for Income Taxes

The provision for income taxes was $0.2 million for the three months ended June 30, 2020, compared to less than $0.1 million for the three months ended June 30, 2019. The provisions in each period were primarily related to income tax obligations of our operating company in the U.S., which generates a profit for tax purposes.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$7,702	$4,978	$2,724
General and administrative	8,315	2,942	5,373
Total operating expenses	16,017	7,920	8,097
Loss from operations	(16,017)	(7,920)	(8,097)
Other income (expense):
Change in fair value of preferred share tranche right liability	(32,722)	222	(32,944)
Change in fair value of preferred share warrant liability	(6,399)	—	(6,399)
Interest income	169	148	21
Refundable investment tax credits	98	88	10
Other income (expense), net	128	105	23
Total other income (expense), net	(38,726)	563	(39,289)
Loss before provision for income taxes	(54,743)	(7,357)	(47,386)
Provision for income taxes	(212)	(32)	(180)
Net loss	$(54,955)	$(7,389)	$(47,566)

Research and Development Expenses

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$3,097	$2,309	$788
Platform development and unallocated research and development expenses:
TAT platform and Fast-Clear linker technology	2,006	1,436	570
Personnel related (including share-based compensation)	2,260	1,017	1,243
Other	339	216	123
Total research and development expenses	$7,702	$4,978	$2,724

Research and development expenses were $7.7 million for the six months ended June 30, 2020, compared to $5.0 million for the six months ended June 30, 2019. The increase of $2.7 million was primarily due to an increase of $1.9 million in platform development and unallocated research and development costs, described below, as well as an increase of $0.8 million in direct costs related to our FPI-1434 product candidate due to the continued expenditures related to our Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R as well as preclinical research and manufacturing costs.

Platform development and unallocated research and development expenses were $4.6 million for the six months ended June 30, 2020, compared to $2.7 million for the six months ended June 30, 2019. The increase of $1.9 million was due to an increase of $1.2 million in personnel-related costs, an increase of $0.6 million in costs related to our TAT platform and Fast-Clear linker technology and an increase of $0.1 million in other costs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for managing our Phase 1 clinical trial of FPI-1434 and for conducting preclinical research. Personnel-related costs for the six months ended June 30, 2020 and 2019 included share-based compensation of $0.2 million and $0.1 million, respectively. The increase in TAT platform and Fast-Clear linker technology costs was primarily due to an increase of $0.3 million in costs associated with our asset purchase and licensing agreements as well as an increase of $0.3 million in external costs for preclinical studies and activities associated with our advancement of our TAT platform and Fast-Clear linker technology. The increase in costs associated with our asset purchase and licensing agreements for the six months ended June 30, 2020 included an expense of $1.0 million recognized in connection with our asset purchase agreement with Rainier Therapeutics, Inc. for in-process research and development that had no alternative future use as of the acquisition date. The increase in other costs was primarily due to an increase in purchases of laboratory supplies utilized across all of our programs and our technology platform.

General and Administrative Expenses

General and administrative expenses were $8.3 million for the six months ended June 30, 2020, compared to $2.9 million for the six months ended June 30, 2019. The increase of $5.4 million was primarily due to a $2.8 million increase in professional fees, a $1.8 million increase in personnel-related costs and a $0.8 million increase in other costs. Professional fees increased primarily due to higher audit, legal and consulting expenses as well as legal costs incurred in preparation to operate as a public company and costs associated with our ongoing business operations. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our general and administrative functions, including in finance, human resources and business development. Personnel-related costs for the six months ended June 30, 2020 and 2019 included share-based compensation of $0.6 million and $0.1 million, respectively. The increase in other costs was primarily due to increased general corporate, insurance, facilities and depreciation expenses.

Other Income (Expense)

Change in Fair Value of Preferred Share Tranche Right Liability. The change in fair value of the preferred share tranche right liability was a loss of $32.7 million for the six months ended June 30, 2020, compared to a gain of $0.2 million for the three months ended June 30, 2019. The increase in the loss was primarily due to an increase in the fair value of the underlying preferred shares and an increase in the probability of achieving the specified milestones underlying the preferred share tranche rights which occurred in May 2020, partially offset by a reduction in the remaining estimated time period of achievement of the specified milestones underlying the preferred share tranche rights.

Change in Fair Value of Preferred Share Warrant Liability. The change in fair value of the preferred share warrant liability was a loss of $6.4 million for the six months ended June 30, 2020, which was primarily due to an increase in the fair value of the underlying Class B preferred shares as a result of the fair value increase from the IPO. There was no preferred share warrant liability recorded as of June 30, 2019.

Interest Income. Interest income for the six months ended June 30, 2020 and 2019 was $0.2 million and $0.1 million, respectively. The increase in interest income was due to moving our cash from non-interest-bearing cash accounts to interest-bearing cash accounts in May 2019 as well as the increase in our cash balance as a result of our sales of Class B preferred shares, Class B preferred exchangeable shares and Class B special voting shares in March 2019, January 2020 and June 2020.  The increase was partially offset by lower interest rates during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Refundable Investment Tax Credits. Refundable investment tax credits recognized as other income for the six months ended June 30, 2020 and 2019 was $0.1 million for each of the periods.

Other Income (Expense), Net. Other income (expense), net for the six months ended June 30, 2020 and 2019 was $0.1 million for each of the periods.

Provision for Income Taxes

The provision for income taxes was $0.2 million for the six months ended June 30, 2020, compared to less than $0.1 million for the six months ended June 30, 2019. The provisions in each period were primarily related to income tax obligations of our operating company in the U.S., which generates a profit for tax purposes.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. On June 30, 2020, we completed our initial public offering (IPO) of our common shares and issued and sold 12,500,000 shares of our common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs.  Prior to our IPO, we have funded our operations to date primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). Through June 30, 2020, we had received net proceeds of $364.2 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares).

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(13,817)	$(6,829)
Net cash used in investing activities	(382)	(151)
Net cash provided by financing activities	267,747	52,187
Net increase in cash and restricted cash	$253,548	$45,207

Operating Activities

During the six months ended June 30, 2020, operating activities used $13.8 million of cash, primarily resulting from our net loss of $55.0 million, partially offset by non-cash charges of $40.2 million and net cash provided by changes in our operating assets and liabilities of $0.9 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted of a $1.2 million increase in accrued and a $0.2 million increase in income taxes payable, partially offset by a $0.3 million decrease in accounts payable and a $0.1 million increase in prepaid expenses and other current assets. The increase in accrued expenses was primarily due to increases in our research and development expenses and general and administrative expenses due to the growth in our business as well as the timing of vendor invoicing and payments.

During the six months ended June 30, 2019, operating activities used $6.8 million of cash, primarily resulting from our net loss of $7.4 million, partially offset by net cash provided by changes in our operating assets and liabilities of $0.5 million and non-cash charges of $0.1 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2019 consisted primarily of a $0.5 million increase in accrued expenses. The increase in accrued expenses was primarily due to increases in our research and development expenses and general and administrative expenses due to the growth in our business as well as the timing of vendor invoicing and payments.

Investing Activities

During the six months ended June 30, 2020, net cash used in investing activities was $0.4 million, consisting of purchases of property and equipment.

During the six months ended June 30, 2019, net cash used in investing activities was $0.2 million, consisting of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $267.7 million, consisting of net proceeds of $197.6 million from our issuance of common shares upon the closing of our initial public offering, net of underwriter fees before deducting for offering costs, $65.7 million from our issuance of Class B preferred shares and a Class B preferred share tranche right and $6.7 million from the issuance of Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited, partially offset by $2.3 million in payments of offering costs associated with our initial public offering.

During the six months ended June 30, 2019, net cash provided by financing activities was $52.2 million, consisting primarily of net proceeds of $45.5 million from our issuance of Class B preferred shares and a Class B preferred share tranche right and $6.7 million from the issuance of Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited and a Class B preferred share tranche right.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

•	the scope, progress, results and costs of researching and developing FPI-1434 and our other product candidates;
•	the timing of, and the costs involved in, obtaining marketing approvals for our current and future product candidates;

•	the number of future product candidates and potential additional indications that we may pursue and their development requirements;
•	the cost of manufacturing our product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization;
•	the cost and availability of actinium-225 or any other medical isotope we may incorporate into our product candidates;
•

if approved, the costs of commercialization activities for any approved product candidate to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of regulatory approval and revenue, if any, received from commercial sales for any approved indications for any of our product candidates;
•	the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•	our headcount growth and associated costs as we expand our research and development capabilities and establish a commercial infrastructure;
•

the costs of preparing, filing and prosecuting patent applications and maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and

•	the costs of operating as a public company.

We believe that the net proceeds from our IPO, together with our existing cash, which includes the proceeds from an additional closing of our Class B preferred share financing in June 2020, will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect your rights as a common shareholder. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming shares or declaring dividends. If we raise funds through collaborations, strategic alliances, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we would be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our interim condensed consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

Accrued Research and Development Expenses

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. At each end period, we confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include those related to fees paid to:

•	vendors in connection with preclinical development activities;
•	CROs in connection with preclinical studies and clinical trials; and
•	CMOs in connection with the production of preclinical and clinical trial materials.

We record the expense and accrual related to contract research and manufacturing based on our estimates of the services received and efforts expended considering a number of factors, including our knowledge of the progress towards completion of the research, development and manufacturing activities, invoicing to date under the contracts, communication from the CROs, CMOs and other companies of any actual costs incurred during the period that have not yet been invoiced and the costs included in the contracts and purchase orders. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Share-Based Compensation

We measure all share-based awards granted to employees, directors and non-employee consultants based on their fair value on the date of the grant using the Black-Scholes option-pricing model and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. We issue share-based awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. We have not issued any share-based awards with performance-based vesting conditions that are within our control and that may be considered probable prior to occurrence or with market-based vesting conditions.

The Black-Scholes option-pricing model uses as inputs the fair value of our common shares and assumptions we make for the volatility of our common shares, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Prior to our IPO, there was no public market for our common shares, we lack company-specific historical and implied volatility information. Therefore, we estimate our expected share volatility based on the historical volatility of a publicly traded set of peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price.

Valuation of Preferred Share Tranche Right Liability

In connection with our Class A preferred share financings in 2017, we issued shares under subscription agreements that provided investors the right, or obligated investors, to participate in subsequent offerings of either (i) Class A preferred shares or (ii) Class A preferred exchangeable shares together with Class A special voting shares, in the event that specified company-performance milestones were achieved. We classified this Class A preferred share tranche right as a liability on our consolidated balance sheet. We remeasured this preferred share tranche right to fair value at each reporting date and recognized changes in the fair value of the preferred share tranche right liability as a component of other income (expense) in our consolidated statement of operations and comprehensive loss. We continued to recognize changes in the fair value of this preferred share tranche right liability until the specified milestones were achieved in November 2018. Upon the achievement of the specified milestones, the Class A preferred share tranche right was remeasured to fair value for the last time and the change in fair value was recognized as a component of other income (expense) in our consolidated statement of operations and comprehensive loss. Immediately thereafter, upon the settlement of the tranche right, the balance of the Class A preferred share tranche right liability of $2.4 million was reclassified to Class A preferred shares in an amount of $1.6 million and to non-controlling interest in Fusion Pharmaceuticals (Ireland) Limited in an amount of $0.8 million on our consolidated balance sheet.

In connection with our Class B preferred share financings in March 2019 and January 2020, we issued shares under subscription agreements that provided investors the right, or obligated investors, to participate in subsequent offerings of either (i) Class B preferred shares or (ii) Class B preferred exchangeable shares together with Class B special voting shares, in the event that specified development or regulatory milestones were achieved or upon the vote of at least two-thirds of the holders of the Class B preferred shares and Class B special voting shares. We classified this Class B preferred share tranche right as a liability on our consolidated balance sheets. We remeasured this preferred share tranche right to fair value at each reporting date and recognized changes in the fair value of the preferred share tranche right liability as a component of other income (expense) in our consolidated statements of operations and comprehensive loss. We continued to recognize changes in the fair value of this preferred share tranche right liability until the preferred share tranche right was settled on June 2, 2020 in connection with the achievement of the specified regulatory milestone. Upon the settlement of the preferred share tranche right, the Class B preferred share tranche right was remeasured to fair value for the last time and the change in fair value was recognized as a component of other income (expense) in our consolidated statement of operations and comprehensive loss. Immediately thereafter, the balance of the Class B preferred share tranche right liability of $39.6 million was reclassified to Class B convertible preferred shares in an amount of $35.3 million and to non-controlling interest in Fusion Pharmaceuticals (Ireland) Limited in an amount of $4.3 million on our consolidated balance sheet.

We used the forward contract pricing model to determine the fair value of the preferred share tranche right liability associated with the rights to purchase Class A or Class B preferred shares and Class A or Class B preferred exchangeable shares with Class A or Class B special voting shares. We assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Estimates and assumptions impacting the fair value measurement included the probability and timing of achieving the specified milestone as of each valuation date, the estimated fair value of the preferred shares as of each valuation date and the risk-free interest rate. The most significant assumption in the forward contract pricing model impacting the fair value of the preferred share tranche right liability was the fair value of our preferred shares as of each measurement date. We determined the fair value per share of our underlying preferred shares by taking into consideration the most recent sales of our preferred shares, results obtained from third-party valuations and additional factors we deemed relevant. In November 2018, upon the date of achievement of the specified milestone associated with the Class A preferred share tranche right and the settlement date of the related liability, the fair value of each Class A preferred share was $0.85 per share. As of June 2, 2020 and December 31, 2019, the fair value of each Class B preferred share was $2.47 per share and $1.45 per share, respectively. In June 2020, upon the date of achievement of the specified regulatory milestone associated with the Class B preferred share tranche right and the settlement date of the related liability, the fair value of each Class B preferred share was $2.47 per share. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining estimated time period of achievement of the specified milestones underlying the preferred share tranche rights.

Valuation of Preferred Share Warrant Liability

In connection with our Class B preferred share financing in January 2020, we issued to the existing holders of Class B preferred shares (excluding the investor in the January 2020 financing) warrants to purchase 3,126,391 of our Class B preferred shares and we issued to the existing holders of Class B preferred exchangeable shares warrants to purchase 873,609 Class B preferred exchangeable shares. We classify these warrants to purchase Class B preferred shares and Class B preferred exchangeable shares as a liability on our consolidated balance sheets. We remeasure these preferred share warrants to fair value at each reporting date and recognize changes in the fair value of the preferred share warrant liability as a component of other income (expense) in our consolidated statements of operations and comprehensive loss. We will continue to recognize changes in the fair value of this preferred share warrant liability until each respective preferred share warrant is exercised, expires or qualifies for equity classification. The preferred share warrants were immediately exercisable and expire two years from the date of issuance or upon the earlier occurrence of specified qualifying events, which include the consummation of a deemed liquidation event and the closing of a qualifying share sale.

To determine the fair value of the preferred share warrant liability, we use a hybrid method, which is a PWERM where the equity value in one or more of the scenarios is calculated using an OPM. Under both methods, assumptions and estimates are used to value the preferred share warrants. We assess the assumptions and estimates on a quarterly basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement of the preferred share warrant liability include the fair value per share of the underlying Class B preferred shares, the timing, form and overall value of the expected exits for the shareholders, the risk-free interest rate, the expected dividend yield and the expected volatility of our shares. The most significant assumption impacting the fair value of the preferred share warrant liability is the fair value of our Class B preferred shares as of each measurement date. We determine the fair value per share of our underlying Class B preferred shares by taking into consideration the most recent sales of our preferred shares, results obtained from third-party valuations and additional factors we deem relevant. In January 2020, upon issuance of the preferred share warrants, the fair value of each Class B preferred share was $1.45 per share. As of June 2, 2020, the fair value of each Class B preferred share was $2.47 per share. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. We estimated a 0% dividend yield based on the expected dividend yield and the fact that we have never paid or declared cash dividends.

Upon the closing of the IPO, the warrants to purchase its convertible preferred shares and warrants to purchase preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited were converted into warrants to purchase shares of the Company’s common shares.  As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to shareholders’ equity (deficit) as the warrants qualify for equity classification.

For additional information about our preferred share financings and transactions with related parties, see “Certain Relationships and Related Person Transactions.”

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies and our financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of our IPO, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Further, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2020 and December 31, 2019, we had a cash and restricted cash balance of $320.7 million and $67.1 million, respectively, a majority of which was maintained in interest-bearing cash accounts and used primarily for working capital purposes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, a 10% change in the market interest rates would not have a material effect on our business, financial condition or results of operations.

As of June 30, 2020 and December 31, 2019, we had no debt outstanding and are therefore not subject to interest rate risk related to debt.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. The functional currency of our operating company in Canada, operating company in the U.S. and non-operating company in Ireland is also the U.S. dollar. As a result, we record no cumulative translation adjustments related to translation of unrealized foreign exchange gains or losses.

For the remeasurement of local currencies to the U.S. dollar functional currency of the Canadian and Irish entities, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, and income items and expenses are translated into U.S. dollars at the average exchange rate in effect during the period. Resulting transaction gains (losses) are included in other income (expense), net in the consolidated statements of operations and comprehensive loss, as incurred. During the six months ended June 30, 2020 and 2019, recognized transaction gains and losses were insignificant.

We do not believe that we are subject to significant risk related to foreign currency exchange rate changes, and we do not expect that foreign currency transaction gains and losses will have a material effect on our financial position or results of operations in the foreseeable future.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact in our internal controls over financial reporting despite our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls including changes to their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common shares involves a high degree of risk. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates and our lead product candidate is only in a Phase 1 clinical trial. We have no products licensed for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have financed our operations primarily through private placements of our preferred shares and our subsidiary’s preferred exchangeable shares.

We have incurred significant net losses in each period since our inception in December 2014. For the years ended December 31, 2017, 2018 and 2019, we reported net losses of $6.3 million, $11.7 million and $16.2 million, respectively.  For the three and six months ended June 30, 2020, we reported net losses were $44.7 million and $55.0 million, respectively, and $3.5 million and $7.4 million for the three and six months ended June 30, 2019, respectively.  As of June 30, 2020, we had an accumulated deficit of $89.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•

continue our research and development efforts and submit biologics license applications, or BLAs, for our lead product candidate and submit investigational new drug applications, or INDs, for our other product candidates;

•	conduct preclinical studies and clinical trials for our current and future product candidates;

•	continue to develop our library of proprietary linkers for our Fast-Clear technology;

•	seek to identify additional product candidates;

•	acquire or in-license other product candidates, targeting molecules and technologies;

•

add operational, financial and management information systems and personnel, including personnel to support the development of our product candidates and help us comply with our obligations as a public company;

•	hire and retain additional personnel, such as clinical, quality control, scientific, commercial and administrative personnel;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;

•

establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities, whether alone or with third parties, to commercialize any product candidates for which we may obtain regulatory approval, if any;

•	expand, maintain and protect our intellectual property portfolio; and

•	operate as a public company.

Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses we will incur or when, if ever, we will be able to achieve profitability. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop, seek regulatory approval for, and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

We will require substantial additional financing, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of FPI-1434, the planned IND-enabling studies and future clinical trials for our other product candidates and to continue to identify new product candidates. We will require significant additional amounts of funding in order to launch and commercialize our product candidates.

As of June 30, 2020, we had approximately $318.9 million in cash.  On June 30, 2020, we completed an initial public offering of our common shares by issuing 12.5 million shares of our common shares, at $17.00 per share, for gross proceeds of $212.5 million, or net proceeds of approximately $193.1 million. Based on our research and development plans, we expect our cash at June 30, 2020, along with the proceeds from our initial public offering, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We will require significant additional amounts of cash in order to launch and commercialize our current and future product candidates to the extent that such launch and commercialization are not the responsibility of a future collaborator that we may contract with in the future. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing FPI-1434 and our other product candidates;

•	the timing of, and the costs involved in, obtaining marketing approvals for our current and future product candidates;

•	the number of future product candidates and potential additional indications that we may pursue and their development requirements;

•	the cost of manufacturing our product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization;

•	the cost and availability of 225Ac or any other medical isotope we may incorporate into our product candidates;
•

if approved, the costs of commercialization activities for any approved product candidate to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of regulatory approval and revenue, if any, received from commercial sales for any approved indications for any of our product candidates;

•	the extent to which we in-license or acquire rights to other products, product candidates or technologies;

•	our headcount growth and associated costs as we expand our research and development capabilities and establish a commercial infrastructure;

•

the costs of preparing, filing and prosecuting patent applications and maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and

•	the costs of operating as a public company.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

We have not generated any revenue to date and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue. We do not expect to generate significant product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Other than FPI-1434, all of our product candidates are in the preclinical stages of clinical development and will require additional preclinical studies or clinical development as well as regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We dosed our first patient in our Phase 1 clinical trial of FPI-1434 in February 2019 and, as such, we face significant development risk as our product candidate advances further through clinical development. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•

timely completion of our preclinical studies and our current and future clinical trials, which may be significantly slower or more costly than we currently anticipate and will depend substantially upon the performance of third-party contractors;

•	our ability to complete IND-enabling studies and successfully submit INDs or comparable applications to allow us to initiate clinical trials for our current or any future product candidates;

•

whether we are required by the U.S. Food and Drug Administration, or FDA, or similar foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;

•

our ability to demonstrate to the satisfaction of the FDA or similar foreign regulatory authorities the safety, potency, purity and acceptable risk-to-benefit profile of our product candidates or any future product candidates;

•	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates or future product candidates, if any;

•	the timely receipt of necessary marketing approvals from the FDA or similar foreign regulatory authorities;
•	the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or future product candidates as potential cancer treatments;

•

our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;

•

our ability to successfully develop a commercial strategy and thereafter commercialize our product candidates or any future product candidates in the United States and internationally, if licensed for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others; and

•	our ability to establish and enforce intellectual property rights in and to our product candidates or any future product candidates.

Many of the factors listed above are beyond our control, and could cause us to experience significant delays or prevent us from obtaining regulatory approvals or commercialize our product candidates. Even if we are able to commercialize our product candidates, we may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient revenue through the sale of our product candidates or any future product candidates, we may be unable to continue operations without continued funding.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage oncology company with a limited operating history. We were founded to advance certain intellectual property relating to radiopharmaceuticals that had been developed by the Centre for Probe Development and Commercialization, or CPDC, in December 2014, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, initiating and conducting our Phase 1 clinical trial, undertaking preclinical studies, in-licensing product candidates for development, and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We have only advanced one product candidate to clinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We expect our expenses to increase in connection with our planned operations. Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of common shares, convertible securities or other equity securities, your ownership interest may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common shareholder. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming shares or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates. If we raise additional funds through collaborations, strategic alliances, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we would be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), or the Canadian Tax Act, and equivalent provincial income tax legislation restrict a corporation’s ability to carry forward net operating losses from preceding taxation years. We have not performed a detailed analysis to determine whether an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act has occurred after each of our previous issuances of our common shares or preferred shares or our subsidiary’s preferred exchangeable shares. As of December 31, 2019, we had $20.5 million of Canadian net operating loss carryforwards that begin to expire in 2035 and $4.9 million of Irish net operating loss carryforwards that can be carried forward indefinitely. In addition, we had $1.7 million of Canadian research and development tax credit carryforwards that begin to expire in 2037 and an available Canadian research and development expenditure pool of $8.5 million, which expenditures are available to reduce future taxable income and generally have an unlimited carryforward period. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary. Future changes in our share ownership, some of which are outside of our control, could result in an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act. Therefore, our ability to utilize our existing net operating loss carryforwards, research and development tax credits and research and development expenditure pool, as well as tax attributes from any companies that we may acquire in the future, may be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our net operating losses and other tax attributes, which could negatively impact our future cash flows.

We may be exposed to financial risk related to the fluctuation of foreign exchange rates and the degrees of volatility of those rates.

We may be adversely affected by foreign currency fluctuations. Our reporting currency is the U.S. dollar. The functional currency of our operating company in Canada, operating company in the United States and non-operating company in Ireland is also the U.S. dollar. To date, we have been primarily funded through issuances of equity that have been denominated in U.S. dollars. However, a significant portion of our expenditures are paid in Canadian dollars, and we are, therefore, subject to foreign currency fluctuations that may, from time to time, impact our financial position and results of operations.

Risks Related to the Development of Our Product Candidates

Our approach to the discovery and development of product candidates based on our proprietary Fast-Clear technology represents a novel approach to radiation therapy, which creates significant and potentially unpredictable challenges for us.

Our future success depends on the successful development of our product candidates, which are designed to treat advanced solid tumors using Targeted Alpha Therapies, or TAT, product candidates, representing a novel approach to radiopharmaceutical therapy. Alpha emitting isotope oncology therapy is relatively new, and only one alpha emitting isotope therapy has been approved in the United States or the European Union and only a limited number of clinical trials of products based on alpha emitting isotope therapies have commenced. As such, it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. In addition, beyond the limited universe of patients treated with Xofigo, assessments of the long-term safety of targeted alpha emitting isotope therapies in humans have been limited, and there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time. It is difficult for us to predict the time and cost of the development of our product candidates, and we cannot predict whether the application of our technology, or any similar or competitive technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our technology or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved at all. Any of these factors may prevent us from completing our preclinical studies and clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all. In addition, the success of our TATs, including our lead product candidate, will depend on several factors, including the following:

•	sourcing clinical and, if successfully approved for commercial sale, commercial supplies for the materials used to manufacture our product candidates;

•	establishing manufacturing capabilities to produce adequate amounts of our product candidates;

•	utilizing imaging analogues or other companion diagnostics to visualize tumor uptake in advance of administering our product candidates, which may increase the risk of adverse side effects;

•	educating medical personnel regarding the potential side effect profile of our product candidates;

•	facilitating patient access to the limited number of facilities able to administer our product candidates, if licensed;

•	using medicines to manage adverse side effects of our product candidates that may not adequately control the side effects or that may have detrimental impacts on the efficacy of the treatment; and

•	establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy.

We are very early in our development efforts. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts. FPI-1434, our most advanced product candidate, is still in the early stages of clinical development, and is our only product candidate to have advanced beyond preclinical studies. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	successful completion of preclinical studies;

•	successful initiation of clinical trials;
•	successful patient enrollment in, and completion, of clinical trials;

•	the ability to successfully develop, in-license or otherwise acquire additional targeting molecules for our TATs;

•	receipt and related terms of marketing approvals from applicable regulatory authorities;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•	making and maintaining arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;

•	establishing sales, marketing and distribution capabilities and successfully launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other cancer therapies;

•	obtaining and maintaining third-party coverage and adequate reimbursement; and

•	maintaining a continued acceptable safety profile of our products following regulatory approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or be unable to successfully commercialize our product candidates, which would materially harm our business.

Our business is highly dependent on our lead product candidate, FPI-1434, as the lead investigational asset for our TAT platform and Fast-Clear linker technology, and we must complete preclinical studies and clinical testing before we can seek regulatory approval and begin commercialization of any of our other product candidates. If we are unable to obtain regulatory approval for, and successfully commercialize, FPI-1434, our business may be materially harmed and such failure may affect the viability of our other product candidates.

There is no guarantee that any of our product candidates will proceed in preclinical or clinical development or achieve regulatory approval. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned or, if at all.

There is no guarantee that the results obtained in current and planned preclinical studies or our Phase 1 clinical trial of FPI-1434 or future clinical trials will be sufficient to obtain regulatory approval. In addition, because our lead product candidate is our most advanced product candidate, and because our other product candidate and future product candidates are based or will be based on our Fast-Clear technology, if our lead product candidate encounters safety or efficacy problems, developmental delays, regulatory issues, or other problems, our development plans and business related to our other current or future product candidates could be significantly harmed. A failure of our lead product candidate may affect the ability to obtain regulatory approval to continue or conduct clinical programs for our other or future product candidates. Further, competitors who are developing products with similar technology may experience problems with their products that could identify problems that would potentially harm our business.

Clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

We cannot be certain that our preclinical study and clinical trial results will be sufficient to support regulatory approval of our product candidates. Clinical testing is expensive and can take many years to complete, and its outcomes are inherently uncertain. Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high.

We may experience delays in obtaining the FDA’s authorization to initiate clinical trials. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time, or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

•	the availability of financial resources to commence and complete the planned trials;

•	the FDA or similar foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;

•

delays in obtaining regulatory approval or authorization to commence a clinical trial, including delays or issues relating to our use of imaging analogues or any future companion diagnostics we may develop;

•

reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining institutional review board, or IRB, or ethics committee approval at each clinical trial site;

•	recruiting an adequate number of suitable patients to participate in a clinical trial;

•	having subjects complete a clinical trial or return for post-treatment follow-up;

•	clinical trial sites deviating from clinical trial protocol or dropping out of a clinical trial;

•	having third-party contractors fail to complete their obligations in a timely manner or failing to comply with applicable regulatory requirements;

•	addressing subject safety concerns that arise during the course of a clinical trial;

•	adding a sufficient number of clinical trial sites; or

•	obtaining sufficient product supply of our product candidates for use in preclinical studies or clinical trials from third-party suppliers.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are not as positive as we expect or if there are safety concerns, our business and results of operations may be adversely affected and we may incur significant additional costs. Accordingly, our clinical trial costs are likely to be significantly higher than those for more conventional therapeutic technologies or drug product candidates.

We could also experience delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety, efficacy, potency and purity profiles. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board for such clinical trial or by the FDA or similar foreign regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or similar regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidates, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, in July 2018, prior to dosing patients with FPI-1434, the FDA notified us that the FPI-1434 intended for use in patients could possibly contain levels of particulates in excess of the amount permitted by United States Pharmacopeial Convention. Consequently, the FDA placed our IND for FPI-1434 on clinical hold. We subsequently revalidated our manufacturing process for FPI-1434, and the FDA lifted the clinical hold in September 2018. Additionally, in August 2018, FDA imposed an import alert on CPDC for manufacturing issues unrelated to any of our products or product candidates. This import alert resulted in the FDA placing our IND for FPI-1434 on clinical hold, which was lifted in January 2020.

If we experience delays in the completion, or termination, of any preclinical study or clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate revenues from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our preclinical studies or clinical trials may increase our costs, slow down the development of our product candidates and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. If one or more of our product candidates generally prove to be ineffective, unsafe or commercially unviable, our entire pipeline and Fast-Clear technology would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

The commercial success of our products and product candidates will depend upon public perception of radiopharmaceuticals and the degree of their market acceptance by physicians, patients, healthcare payors and others in the medical community.

Adverse events in clinical trials of our product candidates or in clinical trials of others developing similar products and the resulting negative publicity, as well as any other adverse events in the field of radiopharmaceuticals that may occur in the future, could result in a decrease in demand for our products or any product candidates that we may develop. If public perception is influenced by claims that radiopharmaceuticals or specific therapies within radiopharmaceuticals are unsafe, our products or product candidates may not be accepted by the general public or the medical community.

In particular, the future commercial success of our products and product candidates, as applicable, depends and will depend upon, among other things, these products and product candidates gaining and maintaining acceptance by physicians, patients, third-party payors and other members of the medical community as efficacious and cost-effective alternatives to competing products and treatments. If any of our products or product candidates do not achieve and maintain an adequate level of acceptance, we may not generate material sales of that product or product candidate or be able to successfully commercialize it. The degree of market acceptance of our products and product candidates will depend on a number of factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	the prevalence and severity of any side effects;

•	publicity concerning our products and product candidates or competing products and treatments;

•	availability, relative cost and relative efficacy of alternative and competing treatments;
•	the ability to offer our products for sale at competitive prices;

•	the relative convenience and ease of administration of our products and product candidates;

•	the willingness of the target patient population to try new products and product candidates and of physicians to prescribe these products and product candidates;

•	the strength of marketing and distribution support; and

•	the sufficiency of coverage or reimbursement by third parties.

If our products, if approved, do not become widely accepted by potential customers, physicians, patients, third-party payors and other members of the medical community, such a lack of acceptance could have a material adverse effect on our business, financial condition and results of operations.

We expect to develop FPI-1434, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.

We intend to develop FPI-1434, and may develop future product candidates, for use in combination with one or more currently approved cancer therapies. Even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

We may also evaluate FPI-1434 or any other future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar foreign regulatory authorities. We will not be able to market and sell FPI-1434 or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or similar foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with FPI-1434 or any product candidate we develop, we may be unable to obtain approval of or market FPI-1434 or any product candidate we develop.

We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our potential to generate revenue, our business and our results of operations.

The research, testing, manufacturing, labeling, licensure, sale, marketing and distribution of biologic products are subject to extensive regulation by the FDA and similar regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market our product candidates in the United States or in any foreign countries until they receive the requisite marketing approval from the applicable regulatory authorities of such jurisdictions.

The FDA and similar foreign regulatory authorities can delay, limit or deny marketing authorization of our product candidates for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or similar foreign regulatory authority that any of our product candidates are safe, potent and pure;
•	the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocols, trial designs or the interpretation of data from preclinical studies or clinical trial;

•	our inability to demonstrate that the clinical and other benefits of any of our product candidates outweigh any safety or other perceived risks;

•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical trial;

•

the results of clinical trials may not meet the level of statistical significance required by the FDA or similar foreign regulatory authorities for marketing approval, or that regulatory agencies may require us to include a larger number of patients than we anticipated;

•	the FDA’s or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers upon which we rely;

•

the quality of our product candidates or other materials necessary to conduct preclinical studies or clinical trials of our product candidates, including any potential companion diagnostics, may be insufficient or inadequate;

•

the potential for approval policies or regulations of the FDA or similar foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for marketing approval; or

•

the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain approval of our product candidates in the United States or elsewhere.

Any of these factors, many of which are beyond our control, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects. Of the large number of biological products in development, only a small percentage successfully complete the FDA or similar regulatory approval processes and are commercialized. Even if we eventually complete clinical testing and receive marketing authorization from the FDA or similar foreign regulatory authorities for any of our product candidates, the FDA or similar foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or similar foreign regulatory agency also may approve our product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA similar other foreign regulatory agency, may not approve our product candidates with the labeling that we believe is necessary or desirable for the successful commercialization of such product candidates.

In addition, even if the trials are successfully completed, preclinical and clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or similar foreign regulatory authorities will interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or similar foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates.

Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of our product candidates and would materially adversely impact our business and prospects.

Our preclinical studies and clinical trial may fail to adequately demonstrate the safety, potency and purity of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, including our lead product candidate, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Preclinical studies and clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.

Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety, potency and purity necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. In some instances, there can be significant variability in results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants.

In addition, for our Phase 1 clinical trial of FPI-1434 and any future clinical trials that may be completed for FPI-1434 or other product candidates, we cannot guarantee that the FDA will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA to support a marketing application, approval of our product candidates may be significantly delayed or prevented entirely, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Initial success in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later-stage trials.

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies or clinical trials nonetheless failed to obtain FDA approval or approval from foreign regulatory authorities.

Interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, “top-line” or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. For example, our ongoing trial of FPI-1434 is an open-label trial and we may decide to disclose interim, “top-line,” or preliminary safety data at certain points in its development. Such data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, “top-line” or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, “top-line,” and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, “top-line” or preliminary data and final data could significantly harm our reputation and business prospects.

In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is distilled from a large body of raw data and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosures, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the interim, “top-line,” or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, prospects, financial condition and results of operations may be harmed.

Our company has never commercialized a product candidate and may experience delays or unexpected difficulties in obtaining regulatory approval for our current and future product candidates.

Our company has never obtained regulatory approval for, or commercialized, a drug. It is possible that the FDA may refuse to accept any or all of our planned BLAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any product candidates. If the FDA does not approve any of our planned BLAs, it may require that we conduct additional costly clinical trials, preclinical studies or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA- required studies, approval of any BLA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any BLA or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in foreign jurisdictions.

Since the number of patients that we plan to enroll in our Phase 1 clinical trial of FPI-1434 is small, the results from such clinical trial, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.

In our Phase 1 clinical trial of FPI-1434, we are evaluating the safety and tolerability of FPI-1434 in patients with advanced refractory solid tumors to determine the maximum tolerated dose of FPI-1434. We plan to enroll up to 30 patients across five cohorts with an advanced solid tumor that is refractory to all standard treatment. To date, we have screened and administered a single injection of FPI-1434 to 12 patients. The preliminary results of clinical trials with smaller sample sizes, such as our Phase 1 clinical trial of FPI-1434, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. In addition, our tumor agnostic clinical trial design, together with the small sample size, may not allow us to enroll a sufficient number of patients with tumor types most likely to respond to our treatment. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of FPI-1434 with a larger sample size, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1 clinical trial.

Our product candidates may cause adverse events, undesirable side effects or have other properties that could halt their preclinical or clinical development, prevent, delay, or cause the withdrawal of their regulatory approval, limit their commercial potential, or result in significant negative consequences, including death of patients. If any of our product candidates receive marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any potential future collaborators, to market the drug could be compromised.

As with most biological drug products, use of our product candidates could be associated with undesirable side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials.

Treatment-related undesirable side effects or adverse events could also affect patient recruitment or the ability of enrolled subjects to complete the trial, or could result in potential product liability claims. In addition, these side effects may not be appropriately or timely recognized or managed by the treating medical staff, particularly outside of the research institutions that collaborate with us. We expect to have to educate and train medical personnel using our product candidates to understand their side effect profiles, both for our Phase 1 clinical trial and any future clinical trials and upon any commercialization of any product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in adverse events to patients, including death. Any of these occurrences may materially and adversely harm our business, financial condition, results of operations and prospects.

Clinical trials of our product candidates must be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any potential future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our product candidates receives marketing approval and we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, including during any long-term follow-up observation period recommended or required for patients who receive treatment using our products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product, seize the product, or seek an injunction against its manufacture or distribution;
•	we, or any future collaborators, may be required to recall the product, change the way such product is administered to patients or conduct additional clinical trials;
•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;
•	regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication, or impose distribution or use restrictions;
•

we, or any future collaborators, may be required to create a Risk Evaluation and Mitigation Strategy, or REMS, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;

•	we, or any future collaborators, may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•	we, or any future collaborators, could be sued and held liable for harm caused to patients;
•	the drug may become less competitive; and
•	our reputation may suffer.

Any of the foregoing could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations, and prospects, and could adversely impact our financial condition, results of operations or the market price of our common shares.

COVID-19 may materially and adversely affect our business and financial results.

Our business could be adversely affected by health epidemics in regions where we have clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. We have a principal executive office and laboratory space in Hamilton, Ontario and offices in Boston, Massachusetts, both of which are now operating under exemptions to mandatory shelter-in-place orders. On March 23, 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government, and the Governor has clarified to the Massachusetts Biotechnology Council that all biopharmaceutical research and development is essential and exempt. On May 18, 2020, the Governor announced the phased reopening of businesses and other organizations in Massachusetts. Similarly, on March 17, 2020 the government of Ontario declared an emergency under the Emergency Management and Civil Protection Act (EMCPA), and on March 23, 2020 announced the mandatory closure of all non-essential workplaces effective March 24, 2020. The COVID-19 declared emergency in Ontario has now come to an end effective July 24, 2020, however some emergency orders previously in place under the EMCPA will continue in force under the new Reopening Ontario (A Flexible Response to COVID-19) Act. Ontario has also announced a gradual, staged approach to the re-opening of businesses with most regions of Ontario moving into Stage 3 (nearly all businesses and public spaces can gradually reopen, with public health and safety restrictions in place) starting July 17, 2020 and July 31, 2020 while some regions of the province remain in stage 2 (some businesses and services will be permitted to open; additional restrictions loosened while emphasizing public health advice, workplace health and safety guidance).

In response to these public health directives and orders and to help minimize the risk of the virus to our employees, we have taken precautionary measures, including implementing work-from-home policies for certain employees. The effects of the executive order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines (including our clinical development timeline for FPI-1434) and any future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, financial condition and results of operations, including our ability to obtain financing.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.

In addition, our clinical trial of FPI-1434 and any future clinical trials have been and may be further affected by the COVID-19 pandemic, including:

•

delays or difficulties in enrolling patients in the clinical trial, including patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion or prioritization of healthcare resources away from the conduct of clinical trials and towards the COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal, state or provincial governments, employers and others; and

•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

For our clinical trials that we conduct at sites outside the United States, particularly in countries that are experiencing heightened impact from the COVID-19 coronavirus, in addition to the risks listed above, we have also experienced, and may also in the future experience, the following adverse impacts:

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product and comparator drugs used in our clinical trials;

•

changes in local regulations as part of a response to the COVID-19 coronavirus outbreak, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	the refusal of the FDA to accept data from clinical trials in these affected geographies.

While we have completed enrollment and dosing in the third cohort of our ongoing Phase 1 clinical trial of FPI-1434, we may not be able to enroll additional patient cohorts on our planned timeline due to disruptions at our clinical trial sites. At this time, we are currently unable to predict when we will be able to fully resume clinical activities for FPI-1434 or any other preclinical and clinical programs. The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The full extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The market opportunities for our product candidates may be smaller than we anticipated or may be limited to those patients who are ineligible for or have failed prior treatments. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Our current and future target patient populations are based on our beliefs and estimates regarding the incidence or prevalence of certain types of cancers that may be addressable by our product candidates, which is derived from a variety of sources, including scientific literature and surveys of clinics. Our projections may prove to be incorrect and the number of potential patients may turn out to be lower than expected. Even if we obtain significant market share for our product candidates, because the potential target populations could be small, we may never achieve profitability without obtaining regulatory approval for additional indications, including use of our product candidates for front-line and second-line therapy.

We expect to initially seek approval of some of our product candidates as second- or third-line therapies for patients who have failed other approved treatments. Subsequently, for those product candidates that prove to be sufficiently beneficial, if any, we would expect to seek approval as a second-line therapy and potentially as a front-line therapy, but there is no guarantee that our product candidates, even if approved for third-line therapy, would be approved for second-line or front-line therapy. In addition, we may have to conduct additional clinical trials prior to gaining approval for second-line or front-line therapy.

We may encounter difficulties enrolling patients in our clinical trials, and our clinical development activities could thereby be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:

•	the size and nature of the patient population;
•	the patient eligibility criteria defined in the protocol;
•	the size of the trial population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to trial sites;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	competing clinical trials for similar therapies or other new therapeutics not involving our product candidates and or related technologies;
•

clinicians’ and patients’ perceptions as to the potential advantages and side effects of alpha therapies of the product candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating;

•	our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will not complete a clinical trial.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. We may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to only use conventional therapies, such as chemotherapy and external beam radiation, rather than enroll patients in any future clinical trial.

Even if we are able to enroll a sufficient number of patients in our clinical trials, delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved for commercial sale, we may not be able to generate product revenue.

We currently have no sales, marketing or distribution capabilities and have no experience in marketing products. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products, if licensed. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas for which we are able to obtain regulatory approval.

We may expend our resources to pursue a particular product candidate and forgo the opportunity to capitalize on product candidates or indications that may ultimately be more profitable or for which there is a greater likelihood of success.

We have limited financial and personnel resources and are placing significant focus on the development of our lead product candidate, and as such, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

We currently conduct and may in the future conduct clinical trials for our product candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials.

We are currently conducting clinical trials in Canada and may in the future choose to conduct additional clinical trials outside the United States, including in Australia, Europe or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Risks Related to Our Reliance on Third Parties

Our product candidates are biologics and the manufacture of our product candidates is complex. We rely, and will continue to rely, on third parties to manufacture our lead product candidate for our ongoing clinical trial and our preclinical studies as well as any preclinical studies or clinical trials of our future product candidates that we may conduct. We also expect to rely on third parties for the commercial manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product supplies or product candidates, or fail to do so at acceptable quality levels or prices.

Our product candidates are biologics and the process of manufacturing them is complex, highly regulated and subject to multiple risks. As a result of these complexities, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds, and the manufacturing process for biologics is less reliable and is more difficult to reproduce. In addition, manufacturing our product candidates will require many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability failures or other issues relating to the manufacture of our product candidates will not occur in the future. Further, as product candidates are developed through preclinical to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

We do not currently own any facility that may be used as a clinical-scale manufacturing and processing facility and we intend to rely on outside vendors to manufacture supplies and process our product candidates for preclinical studies and clinical trials under the guidance of our management team. Our manufacturing process may be more difficult or expensive than the approaches currently in use. We may make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will not result in significantly different products that may not be as safe and effective as any product candidates deployed by our third-party research institution collaborators.

We are substantially dependent on third-party entities for supply our raw material and manufacturing. To date, we have obtained the actinium for our Phase 1 clinical trial of FPI-1434 from the U.S. Department of Energy, or DoE. The raw material for our TATs is shipped to the CPDC and Cardinal Health 141, LLC, or Cardinal Health, which manufacture the product candidate.

We expect to rely on third-party manufacturers or third-party collaborators for the manufacture of our product candidates and for commercial supply of any of our product candidates for which we or any of our potential future collaborators obtain marketing approval. We may be unable to maintain agreements with our existing third-party manufacturers, or to establish additional agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•

the number of potential manufacturers is limited and any new manufacturers are subject to the FDA’s review and approval of a supplemental BLA. This approval would require new testing and may require pre-approval inspections of the new manufacturer by the FDA. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products;

•	our current third-party manufacturer of our TATs is located in Canada and we may encounter issues with importing our product candidates back in to the United States;
•	our third-party manufacturers might be unable to timely manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•	our third-party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;

•

our third-party manufacturers may not perform as agreed, according to our schedule or specifications, or at all, may not devote sufficient resources to our product candidates, may give greater priority to the supply of other products over our product candidates, or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products;

•

our third-party manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these and/or any other applicable regulations and standards;

•	we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products;
•	our third-party manufacturers could breach, terminate or not renew their agreement with us at a time that is costly or inconvenient for us;
•

clinical and, if approved, commercial supplies for the raw materials and components used to manufacture and process our product candidates, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects;

•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how;
•

the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

•	our third-party manufacturers may have unacceptable or inconsistent product quality success rates and yields.

Our third-party manufacturers and clinical reagent suppliers may be subject to damage or interruption from, among other things, fire, natural or man-made disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events.

Each of these risks could delay or prevent the completion of our ongoing and future clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates. For example, in August 2018, the FDA imposed an import alert on CPDC for manufacturing issues unrelated to any of our product candidates. This import alert resulted in the FDA placing our IND for FPI-1434 on clinical hold. This clinical hold was lifted in January 2020. Any shortages in the supply of such raw materials used in the manufacture of our product candidates could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates. In addition, we may rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA could place significant restrictions on our company until deficiencies are remedied.

The facilities used by our contract manufacturers to manufacture our product candidates may be subject to inspections that will be conducted after we submit our BLA to the FDA. We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations. Any product candidates that we may develop may compete with product candidates of other companies for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. In order to advance our current or future products through further stages of clinical development, we will need to produce the Fast-Clear linker and bifunctional chelate in compliance with cGMP regulations, or find a third-party manufacturer that is capable of doing so. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our drugs and harm our business and results of operations.

Our contract manufacturers’ failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.

We may be unable to obtain a sufficient supply of radioisotopes to support clinical development or at commercial scale.

Indium-111, or 111In, is a key component of our FPI-1547 imaging analogue. We source medical grade 111In from a single source. Currently, we believe there is sufficient supply of 111In to advance our ongoing FPI-1434 Phase 1 clinical trial, support additional trials we may undertake utilizing 111In and for commercialization of FPI-1434. We continually evaluate 111In manufacturers and suppliers and intend to have redundant suppliers prior to the commercial launch of FPI-1434, if approved. While we consider 111In to be readily available, there can be no guarantee that we will be able to secure another 111In supplier or obtain on terms that are acceptable to us.

225Ac is a key component of our FPI-1434 product candidate and other product candidates that we might consider for development with the 225Ac payload. Although we believe there are adequate quantities of 225Ac available today to meet our current needs via our present supplier, the DoE, we may encounter supply shortages which could affect our business operations and results of operations. Our contract for supply of this isotope from the DoE must be renewed upon the end of its term, and the current contract extends through January 2022. There can be no assurance that the DoE will renew the contract or that change its policies that allow for the sale of isotope to us. Failure to acquire sufficient quantities of medical grade 225Ac would make it impossible to effectively complete clinical trials and to commercialize any 225Ac-based product candidates that we may develop and would materially harm our business.

Our ability to conduct clinical trials to advance our product candidates is dependent on our ability to obtain the radioisotopes 111In, 225Ac and other isotopes we may choose to utilize in the future. Currently, we are dependent on third- party manufacturers and suppliers for our isotopes. These suppliers may not perform their contracted services or may breach or terminate their agreements with us. Our suppliers are subject to regulations and standards that are overseen by regulatory and government agencies and we have no control over our suppliers’ compliance to these standards. Failure to comply with regulations and standards may result in their inability to supply isotope could result in delays in our clinical trials, which could have a negative impact on our business. We have developed intellectual property, know-how and trade secrets related to the manufacturing process of 225Ac. Our inability to build out and establish our own manufacturing facilities would require us to continue to rely on third-party suppliers as we currently do.

We rely on third parties to conduct our Phase 1 clinical trial of FPI-1434 and plan to rely on third parties to conduct future clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We depend and will continue to depend on independent investigators and collaborators, such as medical institutions, CROs, contract manufacturing organizations, or CMOs, and strategic partners to conduct our preclinical studies and clinical trials, including our current Phase 1 clinical trial in FPI-1434. We expect to have to negotiate budgets and contracts with CROs, trial sites and CMOs which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good clinical practices, or GCPs, which are regulations and guidelines enforced by the FDA and similar foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or similar foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMP regulations, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing, clinical and preclinical product candidates. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus and may ultimately be unsuccessful. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

We may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.

We may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing shareholders or disrupt our management and business.

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety, potency and purity and obtain marketing approval.

Further, collaborations involving our product candidates are subject to numerous risks, which may include the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
•

collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization of our product candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;
•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
•

collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•

disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
•

collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

As a result, if we enter into collaboration agreements and strategic partnerships or license our product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business, prospects, financial condition and results of operations.

If we or third parties, such as CROs or CMOs, use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities may involve the controlled use of potentially hazardous substances, including chemical and biological materials, by us or third parties, such as CROs and CMOs. The use of 111In and 225Ac-labeled antibody treatments involves the inherent risk of exposure from gamma ray emissions, which can alter or harm healthy cells in the body. We and such third parties are subject to federal, state, provincial and local laws and regulations in the United States, Canada and other foreign jurisdictions governing the use, manufacture, storage, handling, and disposal of medical and hazardous materials. Although we believe that our and such third-parties’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state, provincial or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition, or results of operations. We currently maintain insurance coverage for injuries resulting from the hazardous materials we use; however, future claims may exceed the amount of our coverage. Also, we do not have insurance coverage for pollution cleanup and removal. Currently the costs of complying with such federal, state, provincial, local and foreign environmental regulations are not significant, and consist primarily of waste disposal expenses. However, they could become expensive, and current or future environmental laws or regulations may impair our research, development, production and commercialization efforts.

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

We have not previously submitted a BLA to the FDA or similar marketing applications to similar foreign regulatory authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency for each desired indication. The BLA must also include significant information regarding the manufacturing controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, we believe any future BLAs will be reviewed primarily by the FDA’s Center for Drug Evaluation and Research, or CDER, but that CDER will seek consultation or review by the FDA’s Center for Biologics Evaluation and Research and Center for Devices and Radiological Health. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and regulatory approval may not be obtained.

Securing regulatory approval also requires the submission of information about the biologic manufacturing process and inspection of manufacturing facilities by the relevant regulatory authority. The FDA or similar foreign regulatory authorities may fail to approve our manufacturing processes or facilities, whether run by us or our CMOs. In addition, if we make manufacturing changes to our product candidates in the future, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions.

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

We may seek orphan drug designation for product candidates we develop, and we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

As part of our business strategy, we may seek orphan drug designation for any product candidates we develop, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or biologic as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in Europe, the European Commission grants orphan drug designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an orphan drug designation application. Orphan drug designation is intended to promote the development of drugs and biologics that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in Europe and for which no satisfactory method of diagnosis, prevention or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs and biologics intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug or biologic in Europe would be sufficient to justify the necessary investment in developing the drug or biologic. In Europe, orphan drug designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor.

Generally, if a drug or biologic with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug or biologic is entitled to a period of marketing exclusivity, which precludes the European Medicines Agency, or EMA, or the FDA from approving another marketing application for the same drug and for the same indication during the period of exclusivity, except in limited circumstances. The applicable period is seven years in the United States and 10 years in Europe. The European exclusivity period can be reduced to six years if a drug or biologic no longer meets the criteria for orphan drug designation or if the drug or biologic is sufficiently profitable such that market exclusivity is no longer justified.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different therapies can be approved for the same condition and the same therapies can be approved for different conditions but used off-label. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug or biologic is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug or biologic to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process. While we may seek orphan drug designation for applicable indications for our current and any future product candidates, we may never receive such designations. Even if we do receive such designation, there is no guarantee that we will enjoy the benefits of that designation.

A breakthrough therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek breakthrough therapy designation for some or all of our future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, sponsors may obtain more frequent interaction with and communication with the FDA to help to identify the most efficient path for clinical development. Biologics designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification. As such, even though we intend to seek breakthrough therapy designation for FPI-1434 and some or all of our future product candidates for the treatment of advanced solid tumors, there can be no assurance that we will receive breakthrough therapy designation or that even if we do receive it, that such designation will have a material impact on our development program.

A fast track designation by the FDA, even if granted for FPI-1434 or any other future product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for FDA fast track designation for a particular indication. We may seek fast track designation for certain of our current or future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. If granted, fast track designation makes a product eligible for more frequent interactions with FDA to discuss the development plan and clinical trial design, as well as rolling review of the application, which means that the company can submit completed sections of its marketing application for review prior to completion of the entire submission. Marketing applications of products candidates with fast track designation may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide any assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any fast track designation at any time.

Accelerated approval by the FDA, even if granted for FPI-1434 or any other future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek accelerated approval of FPI-1434 and for future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

If we are unable to successfully develop, validate and obtain regulatory approval for companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.

In connection with the clinical development of our product candidates for certain indications, we may work with collaborators to develop or obtain access to in vitro or in vivo companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our product candidates. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our product candidates. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. The FDA and similar foreign regulatory authorities regulate in vitro companion diagnostics as medical devices and, under that regulatory framework, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.

We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues, such as selectivity/specificity, analytical validation, reproducibility or clinical validation of companion diagnostics, during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our therapeutic candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for these therapeutic product candidates, or experience delays in doing so, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our therapeutic candidates.

If approved, our investigational products regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway sooner than anticipated.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty, and any processes adopted by the FDA to implement the BPCIA could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, similar foreign regulatory authorities must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval and licensure procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining similar foreign regulatory approvals and compliance with similar foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Following potential approval of any of our current or future product candidates, the FDA or similar foreign regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a risk evaluation and mitigation strategy in order to license our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or similar foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
•	imposition of a REMS which may include distribution or use restrictions;
•	requirements to conduct additional post-market clinical trials to assess the safety of the product;
•	fines, warning or untitled letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•	product seizure or detention, or refusal to permit the import or export of our product candidates; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s and similar regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products and services from being developed, approved or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes and other events that may otherwise affect FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

In response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities while local, national and international conditions warrant. Since March 2020, foreign and domestic inspections by FDA have largely been on hold with FDA announcing plans in July 2020 to resume prioritized domestic inspections. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, FDA may not be able to continue its current pace and review timelines could be extended. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future shutdowns of other government agencies, such as the SEC, may also impact our business through review of our public filings and our ability to access the public markets.

Our relationships with healthcare providers and physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

We are subject to applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute and the U.S. federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute our products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry (e.g., healthcare providers, physicians and third-party payors), are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. We also may be subject to patient information and privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

•

The Anti-Kickback Statute, which prohibits the knowing and willful offer, receipt or payment of remuneration in exchange for, or to induce or reward, the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal healthcare programs. Remuneration has been broadly defined to include anything of value, including but not limited to cash, improper discounts and free or reduced-price items and services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, U.S. courts have found that if “one purpose” of remuneration is to induce referrals, the U.S. federal Anti-Kickback Statute is violated. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. A claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Many states have similar laws that apply to their state healthcare programs as well as private payors. Violations of anti-kickback and other applicable laws can result in exclusion from federal healthcare programs and substantial civil and criminal penalties.

•

The U.S. federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. The FCA includes a whistleblower provision that allows individuals to bring actions on behalf of the federal government and share a portion of the recovery of successful claims. Some U.S. state law equivalents of the above federal laws, such as the Anti-Kickback Statute and FCA, apply to items or services regardless of whether the good or service was reimbursed by a government program, so called all-payor laws. These all-payor laws could apply to our sales and marketing activities even if the Anti-Kickback Statute and FCA laws are inapplicable.

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the U.S. federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, and as amended again by the Final HIPAA Omnibus Rule, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information also implicate our business. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

•

The federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulatory guidance. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies, healthcare providers and other third parties, including charitable foundations, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

If our marketing or other arrangements were determined to violate anti-kickback or related laws, including the FCA or an all-payor law, then we could be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non- compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause us to incur significant legal expenses and divert management’s attention from the operation of the business. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs.

Similar state, local, and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services. Such laws are generally broad and are enforced by various state agencies. Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

State and federal authorities have aggressively targeted pharmaceutical companies for alleged violations of these anti-fraud statutes, based on improper research or consulting contracts with doctors, certain marketing arrangements with pharmacies and other healthcare providers that rely on volume-based pricing, off-label marketing schemes, and other improper promotional practices. Companies targeted in such prosecutions have paid substantial fines, have been ordered to implement extensive corrective action plans, and have in many cases become subject to consent decrees severely restricting the manner in which they conduct their business, among other consequences. Additionally, federal and state regulators have brought criminal actions against individual employees responsible for alleged violations. If we become the target of such an investigation or prosecution based on our contractual relationships with providers or institutions, or our marketing and promotional practices, we could face similar sanctions, which would materially harm our business.

Also, the Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal control policies and procedures may not protect us from reckless or negligent acts committed by our employees, future distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

Even if we receive marketing approval, coverage and adequate reimbursement may not be available for FPI-1434, which could make it difficult for us to sell the product profitably.

Market acceptance and sales of FPI-1434, if approved, will depend in part on the extent to which reimbursement for these product and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Obtaining coverage and adequate reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor.

Patients who are prescribed products for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. Third-party payors decide which therapies they will pay for and establish reimbursement levels. While no uniform policy for coverage and reimbursement exists in the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for FPI-1434 will be made on a payor-by-payor basis. Therefore, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved.

Factors that payors consider when determining reimbursement are based on whether the product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs and biological products, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. In addition, because FPI-1434 requires the product to be physician-administered, separate reimbursement for the product itself may or may not be available. Instead, the administering physician may only be reimbursed for providing the treatment or procedure in which our product is used.

There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA.

Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, by any future laws limiting pharmaceutical prices and by any future relaxation of laws that presently restrict imports of product from countries where they may be sold at lower prices than in the United States. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely.

Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize FPI-1434.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in Canada, the United States and other jurisdictions to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Legislative or regulatory healthcare reforms in the United States and other countries may make it more difficult and costly for us to obtain regulatory clearance or approval of FPI-1434 and to produce, market and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in the U.S. Congress or other countries that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, regulations and guidance are often revised or reinterpreted by the FDA and similar regulatory authorities in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of FPI-1434. Such changes could, among other things, require:

•	changes to manufacturing or marketing methods;
•	changes to product labeling or promotional materials;
•	recall, replacement, or discontinuance of one or more of our products; and
•	additional recordkeeping.

In the United States, there have been and continue to be a number of legislative initiatives and judicial challenges to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and creates a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point of sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D and closed the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.

Since its enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what effect further changes to the ACA would have on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018 will remain in effect through 2029 unless additional U.S. Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Further, on May 30, 2018, the Right to Try Act, was signed into law into the U.S. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug, which could have an adverse effect on customers for our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, vendors and other agents may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, vendors and other agents may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates applicable regulations, including those laws requiring the reporting of true, complete and accurate information to regulatory agencies, manufacturing standards and U.S. federal and state healthcare laws and regulations. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. We could face liability under the U.S. federal Anti-Kickback Statute and similar U.S. state laws. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, referrals, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in significant regulatory sanctions and serious harm to our reputation. Further, should violations include promotion of unapproved (off-label) uses one or more of our products, we could face significant regulatory sanctions for unlawful promotion, as well as substantial penalties under the FCA, and similar state laws. Similar concerns could exist in jurisdictions outside of the United States as well. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. The precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business, financial condition and results of operations.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

Risks Related to Our Intellectual Property

We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. In December 2016, we entered into the ImmunoGen License Agreement with ImmunoGen, Inc., or ImmunoGen, pursuant to which we acquired a worldwide, exclusive, sublicensable royalty-bearing license to use, develop, manufacture and commercialize, and otherwise exploit any radiopharmaceutical conjugate that includes or incorporates ImmunoGen’s monoclonal antibody to IGF-1R and the related amino acid sequence, and any antibody derived therefrom, including the naked antibody we utilize in FPI-1434 for the treatment, prevention, diagnosis, control and maintenance of all diseases and disorders. In February 2017, we entered into the CPDC License Agreement with CPDC, pursuant to which we acquired a worldwide, exclusive license to (i) all of CPDC’s patents and patent applications throughout the world covering or relating to the technology owned or licensable by CPDC relating to its IGF-1R program and the associated novel linker technology and (ii) all of CPDC’s technical information related to such technology, including the right to sublicense any or all such rights to such technology. In March 2020, we entered into an asset purchase agreement with Rainier Therapeutics, Inc. (f/k/a BioClin Therapeutics, Inc.), or Rainier, pursuant to which we acquired Rainier’s assets related to antibodies targeting fibroblast growth factor receptor 3, and assumed a license to certain related intellectual property from Genentech, Inc., or Genentech.

These agreements impose numerous obligations, such as diligence and payment obligations. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. These licenses do and future licenses may include provisions that impose obligations and restrictions on us. This could delay or otherwise negatively impact a transaction that we may wish to enter into.

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including disputes concerning:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	our right to sublicense patent and other rights to third parties under collaborative development relationships;
•

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described below. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

If we are unable to obtain and maintain patent protection for any products we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop, and our technology may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment and development that are important to our business. If we do not adequately protect our intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our novel product candidates that are important to our business; we may in the future also license or purchase patent applications filed by others. If we are unable to secure or maintain patent protection with respect to our Fast-Clear linker technology and any proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

If the scope of the patent protection we or our potential licensors obtain is not sufficiently broad, we may not be able to prevent others from developing and commercializing technology and products similar or identical to ours. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our current and future product candidates or otherwise provide any competitive advantage. In addition, to the extent that we license intellectual property in the future, we cannot assure you that those licenses will remain in force. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed (21 years if first filed as a provisional application). Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

Even if they are unchallenged, our patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapy that provides benefits similar to one or more of our product candidates but that uses a formulation and/or a device that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business. We currently own or have exclusively in-licensed all of our patents or patent applications. Similar risks would apply to any patents or patent applications that we may own and those which we may license in the future. In many cases, in-licensed intellectual property is at greater risk, as we may not have access to all information or to prosecution and other aspects of the acquisition, maintenance and enforcement of the in-licensed intellectual property.

Patent positions of life sciences companies can be uncertain and involve complex factual and legal questions. No consistent policy governing the scope of claims allowable in the fields of antibodies and radiopharmaceuticals has emerged in the United States. The scope of patent protection in jurisdictions outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in any jurisdiction that we seek patent protection may diminish our ability to protect our inventions, maintain and enforce our intellectual property rights; and, more generally, may affect the value of our intellectual property, including the narrowing of the scope of our patents and any that we may license.

The patent prosecution process is complex, expensive, time-consuming and inconsistent across jurisdictions. We may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent rights at a commercially reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is possible that we will fail to identify important patentable aspects of our research and development efforts in time to obtain appropriate or any patent protection. While we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development efforts, including for example, our employees, corporate collaborators, external academic scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby endangering our ability to seek patent protection. In addition, publications of discoveries in the scientific and scholarly literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not until issuance as a patent. Consequently, we cannot be certain that we were the first to file for patent protection on the inventions claimed in our patents or pending patent applications.

The issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Further, the scope of the invention claimed in a patent application can be significantly reduced before the patent is issued, and this scope can be reinterpreted after issuance. Even where patent applications we currently own or that we may license in the future issue as patents, they may not issue in a form that will provide us with adequate protection to prevent competitors or other third parties from competing with us, or otherwise provide us with a competitive advantage. Any patents that eventually issue may be challenged, narrowed or invalidated by third parties. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by valid and enforceable patent rights. Our competitors or other third parties may be able to evade our patent rights by developing new antibodies, biosimilar antibodies, or alternative technologies or products in a non-infringing manner.

The issuance or grant of a patent is not irrefutable as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. We may in the future, become subject to a third-party pre-issuance submission of prior art or opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceeding and other similar proceedings challenging our patent rights or the patent rights of others in the U.S. Patent and Trademark Office, or the USPTO, or other foreign patent office. An unfavorable determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or extinguish our ability to manufacture or commercialize products without infringing third-party patent rights.

In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our owned and in-licensed patents and patent applications are, and may in the future be, co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we or our licensors may need the cooperation of any such co-owners of our owned and in-licensed patents in order to enforce such patents against third parties, and such cooperation may not be provided to us or our licensors. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

If we fail to comply with our obligations under our patent licenses with third parties, we could lose license rights that are important to our business.

We are a party to license agreements with ImmunoGen, Genentech and others, pursuant to which we in-license key patent and patent applications for use in one or more of our product candidates. These existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensors may have the right to terminate the licenses, in which event we would not be able to develop or market the products covered by such licensed intellectual property.

We rely on certain of our licensors to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them and may continue to do so in the future. We have limited control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that any licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves.

Our proprietary position depends upon patents that are manufacturing, formulation or method-of-use patents, which may not prevent a competitor or other third party from using the same product candidate for another use.

Composition-of-matter patents on the active pharmaceutical ingredient, or API, in prescription drug products are generally considered to be the strongest form of intellectual property protection for drug products because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. We currently have claims in an in-licensed issued U.S. patent that cover the antibody composition of matter incorporated in some of our product candidates. We own one issued U.S. patent with claims that cover the FPI-1434 product candidate. We are pursuing claims in our pending owned and in-licensed patent applications that cover additional compositions of matter, including our product candidates. We cannot be certain that claims in any future patents issuing from our pending owned or in-licensed patent applications or our future owned or in-licensed patent applications will cover the composition of matter of our current or future product candidates.

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, confidentiality agreements, trade secret protection and license agreements to protect the intellectual property related to our technologies. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. We, or any future partners, collaborators, or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position.

It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our partners, collaborators, licensees or licensors fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our partners, collaborators, licensees or licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

Currently, our patents and patent applications are directed to our monoclonal antibodies that target the IGF-1 receptor, the radioimmunoconjugates, including the antibodies thereof and accompanying composition of matter, and treatment technologies. We seek or plan to seek patent protection for our radioimmunoconjugates, methods of treating cancers using our product candidates, including combination therapies, proprietary linkers used in our products candidates and antibodies that are used in our product candidates by filing and prosecuting patent applications in the United States and other countries as appropriate. As of June 30, 2020, our patent estate that we own and in-licensed includes over four issued U.S. patents, over 10 pending U.S. patent applications, over 20 issued foreign patents, over 65 pending foreign patent applications and three pending international Patent Cooperation Treaty, or PCT, applications. The claims of these patent applications are directed toward various aspects of our product candidates and research programs, including compositions of matter, methods of use, and processes. These patent applications or their subsequently filed U.S. and foreign national counterpart, if issued, are calculated to expire on various dates from February 2037 through January 2041, in each case without taking into account any possible patent term adjustments or extensions.

We anticipate additional patent applications will be filed both in the United States and in other countries, as appropriate. However, we cannot predict:

•	if additional patent applications covering new technologies related to our product candidates will be filed;
•	if and when patents will issue;
•	the degree and range of protection any issued patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;
•	whether any of our intellectual property will provide any competitive advantage;
•	whether any of our patents that may be issued may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or
•	whether we will need to initiate or defend litigation or administrative proceedings which may be costly regardless of whether we win or lose.

Additionally, we cannot be certain that the claims in our pending patent applications covering composition of matter of our product candidates will be considered patentable by the USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered patentable by courts in the United States or foreign countries.

Method of use patents protect the use of a product for the specified method. These types of patents do not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may, but not necessarily, contribute to a finding of infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates.

Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates if we file such applications in the future. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims. We cannot be certain that we are the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. Various post grant review proceedings, such as inter partes review and post grant review, are available for any interested third party to challenge the validity of claims in our issued patents. While these post grant review proceedings have been used less frequently to invalidate biotech patents, there has been a higher number of successful challenges in other technology areas. Post grant review is a relatively new procedure in the U.S. and some other jurisdictions. These procedures and even long-standing procedures in foreign jurisdictions in any jurisdiction where they exist might affect future results. No assurance can be given that, if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, that a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may obtain issued claims, including in patents we consider to be unrelated to our products or activities, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our products.

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In March 2013, under the Leahy-Smith America Invents Act, or America Invents Act, or AIA, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first applicant to file a patent application generally will be entitled to a patent on the invention regardless of whether another applicant made the invention earlier. The AIA includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine what is relevant prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO developed new regulations and procedures in connection with the AIA and many of the substantive changes to patent law, including the “first-to-file” provisions, first became effective in March 2013. These regulations and procedures remain subject to change. In addition, the courts have yet to address many of the provisions of the AIA and the applicability of the AIA and resulting regulations. The impact of the AIA on the scope, validity or enforceability of on specific patents discussed herein have not been determined and would need to be reviewed. The AIA implementation may increase uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to the protection afforded by patents, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that is not covered by our patents. Although we require all of our employees to assign their inventions to us, and require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed to us or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws within the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

Courts outside the United States are sometimes less willing to protect trade secrets. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. For example, significant elements of our products, including confidential aspects of sample preparation, methods of manufacturing, cell culturing conditions, computational-biological algorithms, and related processes and software, are based on unpatented trade secrets. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology.

We may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. We have also adopted policies and conduct training that provides guidance on our expectations, and our advice for best practices, in protecting our trade secrets. Despite these undertakings, we may not be able to effectively protect our trade secrets.

Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving the infringement of patents and other intellectual property rights in the biotechnology and pharmaceutical industries. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights and who allege that our product candidates, uses and/or other proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk that our product candidates may give rise to claims of infringement of the patent rights of others increases. Moreover, it is not always clear to industry participants, including us, which patents exist which may be found to cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications currently pending in our fields, there may be a risk that third parties may allege they have patent rights which are infringed by our product candidates, technologies or methods.

If a third party alleges that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•

infringement and other intellectual property misappropriation which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

•

substantial damages for infringement or misappropriation, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third-party’s rights, and, if the court finds we have willfully infringed intellectual property rights, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•

an injunction prohibiting us from manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party agrees to license its patent rights to us;

•

even if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights protecting our products; and

•

we may be forced to try to redesign our product candidates or processes so they do not infringe third-party intellectual property rights, an undertaking which may not be possible or which may require substantial monetary expenditures and time.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting preclinical and clinical trials and other development activities in the United States is not considered an act of infringement. If FPI-1434 or another product candidate is approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we may believe that patent claims or other intellectual property rights of a third party would not have a materially adverse effect on the commercialization of our product candidates, we may be incorrect in this belief, or we may not be able to prove it in litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that may be infringed by our product candidates. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents, held now or obtained in the future by a third party, were found by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product or methods use of the product, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover any aspect of our formulations, any combination therapies or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, could involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

Presently we have rights to certain patents and applications through licenses from third parties and own a patent and patent applications related to FPI-1434 and our other product candidates. Because additional product candidates or therapies, including combination therapies, with FPI-1434, may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights.

Our product candidates may also require specific formulations to work effectively and efficiently and rights to the formulations may be held by others. Similarly, efficient production or delivery of our product candidates may also require specific compositions or methods, and the rights to these may be owned by third parties. We may be unable to acquire or in-license compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary or important to our business operations. If we fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, it would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and/or may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if it is possible and we were able to develop such alternatives. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies that we have licensed. In that event, we may be required to expend significant time and resources to develop or license replacement technologies. Moreover, the specific antibodies that will be used with our product candidates may be covered by the intellectual property rights of others.

Additionally, we have and may continue to collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to take legal action to enforce our patents or our licensors’ patents against such infringing activity. Such enforcement proceedings against infringers can be expensive and time-consuming.

In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the compositions or activities in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense against these assertions, non-infringement, invalidity or unenforceability regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

Post-grant proceedings provoked by third parties or brought by the USPTO may be brought to determine the validity or priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or post-grant proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as those within the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common shares.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Some of our pending patent applications may be allowed in the future. We cannot be certain that an allowed patent application will become an issued patent. There may be events that cause withdrawal of the allowance of a patent application. For example, after a patent application has been allowed, but prior to being issued, material that could be relevant to patentability may be identified. In such circumstances, the applicant may pull the application from allowance in order for the USPTO to review the application in view of the new material. We cannot be certain that the USPTO will issue the application in view of the new material. Further, periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign countries may require the payment of maintenance fees or patent annuities during the lifetime of a patent application and/or any subsequent patent that issues from the application. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application. Such noncompliance can result in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Such an event could have a material adverse effect on our business.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO.

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

Changes to patent law in the United States and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has passed wide-ranging patent reform legislation under the AIA. Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. We cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our patents. Similarly, any adverse changes in the patent laws of other jurisdictions could have a material adverse effect on our business and financial condition. Changes in the laws and regulations governing patents in other jurisdictions could similarly have an adverse effect on our ability to obtain and effectively enforce our patent rights.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

Certain of our key patent families have been filed in the United States; however, we have less robust intellectual property rights outside the United States, and, in particular, we may not be able to pursue patent coverage of our product candidates in certain countries outside of the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to certain territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Most of our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protections, particularly those relating to biopharmaceutical products. This difficulty with enforcing patents could make it difficult for us to stop the infringement of our patents or marketing of competing products otherwise generally in violation of our proprietary rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. Moreover, there may be some circumstances, where we are unable to negotiate for such ownership rights. Disputes regarding ownership or inventorship of intellectual property can also arise in other contexts, such as collaborations and sponsored research. If we are subject to a dispute challenging our rights in or to patents or other intellectual property, such a dispute could be expensive and time-consuming. If we were unsuccessful, we could lose valuable rights in intellectual property that we regard as our own.

The intellectual property landscape around our radiopharmaceutical product candidates is crowded, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business. We are aware of certain third-party patents and third-party patent applications in this landscape that may, if issued as patents, be asserted to encompass our technology.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers or our consultants’ or contractors’ current or former clients or customers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees. If we are not successful, we could lose access or exclusive access to valuable intellectual property.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

Many of our employees were previously employed at other biotechnology and pharmaceutical companies, including our competitors or potential competitors, in some cases until recently. We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these former employers or competitors. In addition, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Any litigation or the threat thereof may adversely affect our ability to hire employees. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could have an adverse effect on our business, financial condition and results of operations.

If we do not obtain patent term extension and data exclusivity for any of our current or future product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any of our current or future product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply for a patent extension within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we believe we are entitled to, our competitors may obtain approval of competing products sooner than we would expect, and our business, financial condition, results of operations, and prospects could be materially harmed.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our marks of interest and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During the trademark registration process, we may receive Office Actions from the USPTO objecting to the registration of our trademark. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

Numerous factors may limit any potential competitive advantage provided by our intellectual property rights.

The degree of future protection afforded by our intellectual property rights, whether owned or in-licensed, is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

•	pending patent applications that we own or license may not lead to issued patents;
•	patents, should they issue, that we own or license, may not provide us with any competitive advantages, or may be challenged and held invalid or unenforceable;
•

others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology but that is not covered by the claims of any of our owned or in-licensed patents, should any such patents issue;

•	third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;
•	we (or our licensors) might not have been the first to make the inventions covered by a pending patent application that we own or license;
•	we (or our licensors) might not have been the first to file patent applications covering a particular invention;
•	others may independently develop similar or alternative technologies without infringing our intellectual property rights;
•	we may not be able to obtain and/or maintain necessary licenses on reasonable terms or at all;
•

third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights, or any rights at all, over that intellectual property;

•	we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;
•	we may not develop or in-license additional proprietary technologies that are patentable; and
•	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could materially harm our business and the results of our operation.

Risks Related to Employee Matters and Managing Growth

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including John Valliant, our Chief Executive Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.

We conduct our operations at our facilities in Hamilton, Ontario and Boston, Massachusetts. These regions are headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Changes to U.S. or similar foreign immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to U.S. or similar foreign immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.

To encourage valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2020, we had 41 full-time employees and two part-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•

managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical trial management and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, or we are not able to effectively build out new facilities to accommodate this expansion, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

If our security measures are breached or unauthorized access to individually identifiable health information or other personally identifiable information is otherwise obtained, our reputation may be harmed, and we may incur significant liabilities.

Unauthorized access to, or security breaches of, our systems and databases could result in unauthorized access to data and information and loss, compromise or corruption of such data and information. Present and future CROs, contractors and consultants also could experience breaches of security leading to the exposure of confidential and sensitive information. Such breaches of security could be caused by computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks, and other malicious activity, which may be heretofore unknown. The number and complexity of these threats continue to increase over time.

Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the HITECH. We are not currently classified as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Patients about whom we or our collaborators obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

In the event of a security breach, our company could suffer loss of business, severe reputational damage adversely affecting investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation and other liabilities. For example, the loss of preclinical study or clinical trial data from completed or future preclinical studies or clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

We have incurred and expect to incur significant expenses to prevent security breaches, including costs related to deploying additional personnel and protection technologies, training employees, and engaging third-party solution providers and consultants. Although we expend significant resources to create security protections that shield our customer data against potential theft and security breaches, such measures cannot provide absolute security. Moreover, as we outsource more of our information systems to vendors and rely more on cloud-based information systems, the related security risks will increase, and we will need to expend additional resources to protect our technology and information systems.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs, CMOs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates on a patient-by-patient basis. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the planned clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or products that we may develop;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources; the inability to commercialize any product candidate; and
•	a decline in our share price.

Failure to obtain or retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. Although we have clinical trial insurance, our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon clinical development plans.

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period.

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common shares.

Risks Related to Ownership of our Common Shares

The price of our common shares may be volatile, and you could lose all or part of your investment.

The trading price of our common shares is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume These factors include:

•	the results of our ongoing, planned or any future preclinical studies, clinical trials or clinical development programs;
•	the commencement, enrollment or results of clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•	adverse results or delays in preclinical studies and clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	any delay in our regulatory filings or any adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers or our manufacturing plans;
•	our inability to obtain adequate product supply for any licensed product or inability to do so at acceptable prices;
•	our inability to establish collaborations, if needed;
•	our failure to commercialize our product candidates;
•	departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	the size and growth of our initial cancer target markets;
•	our ability to successfully treat additional types of cancers or at different stages;
•	actual or anticipated variations in quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common shares by us or our shareholders in the future;
•	trading volume of our common shares;
•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or shareholder litigation;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and The Nasdaq Global Select Market and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common shares, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, financial condition and results of operations.

An active trading market for our common shares may not develop or be sustainable, and you may not be able to resell your shares at or above the purchase price.

In June 2020, we closed our initial public offering. Prior to that offering, there was no public market for our common shares. Although we have completed our initial public offering and our common shares are listed and trading on the Nasdaq Global Select Market, an active trading market for our shares may not be sustained. If an active market for our common shares does not continue, it may be difficult for our shareholders to sell their shares without depressing the market price for the shares or sell their shares at or above the prices at which they acquired their shares or sell their shares at the time they would like to sell. Any inactive trading market for our common shares may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

If securities analysts publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common shares will rely, in part, on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business downgrade their evaluations of our shares, the price of our shares could decline. If one or more of these analysts cease to cover our common shares, we could lose visibility in the market for our common shares, which, in turn, could cause our common share price to decline.

We do not intend to pay dividends on our common shares, so any returns will be limited to the value of our common shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, we may enter into agreements that prohibit us from paying cash dividends without prior written consent from our contracting parties, or which other terms prohibiting or limiting the amount of dividends that may be declared or paid on our common shares. Any return to shareholders will therefore be limited to the appreciation of their common shares, which may never occur.

Our principal shareholders and management own a significant percentage of our shares and will be able to exert significant influence over matters subject to shareholder approval.

Based on the number of shares outstanding as of June 30, 2020, our executive officers, directors, and 5% shareholders beneficially own approximately 72.5% of our common shares. Therefore, these shareholders may have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common shares less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding nonbinding advisory votes on executive compensation and shareholder approval of any golden parachute payments not previously approved, and an exemption from compliance with the requirement of the Public Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common shares that are held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies and our financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

Further, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, if we are a smaller reporting company with less than $100 million in annual revenue, we would not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404.

We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the Securities and Exchange Commission, or SEC, and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say-on-pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Shareholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

Pursuant to Section 404, in our second annual report due to be filed with the SEC after becoming a public company, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm the market price of our shares.

Sales of a substantial number of our common shares by our existing shareholders in the public market could cause our share price to fall.

If our existing shareholders sell, or indicate an intention to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline. Following the June 2020 closing of our initial public offering, we had outstanding 41,664,044 shares, of which 29,164,044 shares are subject to restrictions on transfer under 180-day lock-up arrangements with the underwriters of our initial public offering. These restrictions are due to expire on December 22, 2020, resulting in the majority of these shares becoming eligible for public sale on December 23, 2020, if they are registered under the Securities Act of 1933, as amended, or the Securities Act, or if they qualify for an exemption from registration under the Securities Act including under Rules 144 or 701.

In addition, common shares that are either subject to outstanding options or reserved for future issuance under our 2020 Plan and our 2020 Employee Share Purchase Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. Additionally, common shares that are issuable upon the exercise of outstanding warrants to purchase our common shares will become eligible for sale in the public market to the extent permitted by the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional common shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common shares could decline.

The holders of 27,234,489 of our common shares are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our common shares.

Our by-laws and certain Canadian legislation contain provisions that may have the effect of delaying, preventing or making undesirable an acquisition of all or a significant portion of our shares or assets or preventing a change in control.

Certain provisions of our by-laws and certain Canadian legislation, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control and limit the price that certain investors may be willing to pay for our common shares. For instance, our by-laws contain provisions that establish certain advance notice procedures for nomination of candidates for election as directors at shareholders’ meetings. The Canada Business Corporations Act requires that any shareholder proposal that includes nominations for the election of directors must be signed by one or more holders of shares representing in the aggregate not less than five percent of the shares or five percent of a class of shares of the corporation entitled to vote at the meeting to which the proposal is to be presented.

A non-Canadian must file an application for review with the Minister responsible for the Investment Canada Act and obtain approval of the Minister prior to acquiring control of a “Canadian business” within the meaning of the Investment Canada Act, where prescribed financial thresholds are exceeded. A reviewable acquisition may not proceed unless the Minister is satisfied that the investment is likely to be of net benefit to Canada. This could prevent or delay a change of control and may eliminate or limit strategic opportunities for shareholders to sell their common shares. Furthermore, limitations on the ability to acquire and hold our common shares may be imposed by the Competition Act (Canada). This legislation permits the Commissioner of Competition, or Commissioner, to review any acquisition or establishment, directly or indirectly, including through the acquisition of shares, of control over or of a significant interest in us. Otherwise, there are no limitations under the laws of Canada, or in the Articles of the Corporation, as amended, on the rights of non-Canadians to hold or vote our common shares. Any of these provisions may discourage a potential acquirer from proposing or completing a transaction that may have otherwise presented a premium to our shareholders.

Our by-laws designate specific courts in Canada and the United States as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our by-laws, unless we consent in writing to the selection of an alternative forum, the courts of the Province of Ontario and the appellate courts therefrom shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action or proceeding asserting a claim of breach of fiduciary duty owed by any director, officer or other employee of ours to us; (c) any action or proceeding asserting a claim arising out of any provision of the Canada Business Corporations Act or our articles or by-laws (as either may be amended from time to time); or (d) any action or proceeding asserting a claim or otherwise related to our affairs, or the Canadian Forum Provision. The Canadian Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. In addition, our by-laws further provide that unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts shall be the sole and exclusive forum for resolving any complaint filed in the United States asserting a cause of action arising under the Securities Act, or the U.S. Federal Forum Provision. In addition, our by-laws provide that any person or entity purchasing or otherwise acquiring any interest in our common shares is deemed to have notice of and consented to the Canadian Forum Provision and the U.S. Federal Forum Provision; provided, however, that shareholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

The Canadian Forum Provision and the U.S. Federal Forum Provision in our by-laws may impose additional litigation costs on shareholders in pursuing any such claims. Additionally, the forum selection clauses in our by-laws may limit our shareholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our shareholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts, including courts in Canada and other courts within the U.S., will enforce our U.S. Federal Forum Provision. If the U.S. Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The U.S. Federal Forum Provision may also impose additional litigation costs on shareholders who assert that the provision is not enforceable or invalid. The courts of the Province of Ontario and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our shareholders.

Because we are a Canadian company, it may be difficult to serve legal process or enforce judgments against us.

We are incorporated and maintain operations in Canada. In addition, while many of our directors and officers reside in the United States, several of them reside outside of the United States. Accordingly, service of process upon us may be difficult to obtain within the United States. Furthermore, because certain of our assets are located outside the United States, any judgment obtained in the United States against us, including one predicated on the civil liability provisions of the U.S. federal securities laws, may not be collectible within the United States. Therefore, it may not be possible to enforce those actions against us.

In addition, it may be difficult to assert U.S. securities law claims in original actions instituted in Canada. Canadian courts may refuse to hear a claim based on an alleged violation of U.S. securities laws against us or these persons on the grounds that Canada is not the most appropriate forum in which to bring such a claim. Even if a Canadian court agrees to hear a claim, it may determine that Canadian law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Canadian law. Furthermore, it may not be possible to subject foreign persons or entities to the jurisdiction of the courts in Canada. Similarly, to the extent that our assets are located in Canada, investors may have difficulty collecting from us any judgments obtained in the U.S. courts and predicated on the civil liability provisions of U.S. securities provisions.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with effective disclosure controls and procedures, are designed to prevent or detect material misstatements due to fraud or error. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing conducted by us in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In our efforts to maintain proper and effective internal control over financial reporting, we may discover material weaknesses in our internal control over financial reporting, which we may not successfully remediate on a timely basis or at all. Any failure to identify or remediate any material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we identify one or more material weaknesses in the future, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which may harm the market price of our shares.

If we or our non-U.S. subsidiary is a CFC there could be materially adverse U.S. federal income tax consequences to certain U.S. Holders of our common shares.

Each ‘‘Ten Percent Shareholder’’ (as defined below) in a non-U.S. corporation that is classified as a controlled foreign corporation, or a CFC, for U.S. federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income,” global intangible low taxed income, and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. Subpart F income generally includes dividends, interest, rents, royalties, gains from the sale of securities and income from certain transactions with related parties. In addition, a Ten Percent Shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. An individual that is a Ten Percent Shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a Ten Percent Shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject a Ten Percent Shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such Ten Percent Shareholder’s U.S. federal income tax return for the year for which reporting was due from starting.

A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if Ten Percent Shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A ‘‘Ten Percent Shareholder’’ is a United States person (as defined by the Code) who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of such corporation. We believe that we were not a CFC in the 2019 taxable year, however, it is possible that we may become a CFC in the 2020 taxable year or in a subsequent taxable year. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. In addition, recent changes to the attribution rules relating to the determination of CFC status may make it difficult to determine our CFC status for any taxable year. In addition, those changes to the attribution rules may result in ownership of the stock of our non-U.S. subsidiary being attributed to our U.S. subsidiary, which could result in our non-U.S. subsidiary being treated as a CFC and certain U.S. Holders of our common shares being treated as Ten Percent Shareholders of such non-U.S. subsidiary CFC. In addition, it is possible that a shareholder treated as a U.S. person for U.S. federal income tax purposes will acquire, directly or indirectly, enough of our common shares to be treated as a Ten Percent Shareholder. We cannot provide any assurances that we will assist holders of our common shares in determining whether we or any of our non-U.S. subsidiaries are treated as a CFC or whether any holder of the common shares is treated as a Ten Percent Shareholder with respect to any such CFC or furnish to any Ten Percent Shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations.

U.S. Holders should consult their tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC, including the possibility and consequences of becoming a Ten Percent Shareholder in our non-U.S. subsidiary that may be treated as a CFC due to the changes to the attribution rules. If we are classified as both a CFC and a PFIC (as defined below), we generally will not be treated as a PFIC with respect to those U.S. Holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.

Our U.S. shareholders may suffer adverse tax consequences if we are characterized as a PFIC.

The rules governing passive foreign investment companies, or PFICs, can have adverse effects on U.S. Holders (as defined under “Material U.S. Federal Income Tax Considerations for U.S. Holders”) for U.S. federal income tax purposes. Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the value of our assets (generally, using a quarterly average) is attributable to assets that produce passive income or are held for the production of passive income (including cash), we would be characterized as a PFIC for U.S. federal income tax purposes. The determination of whether we are a PFIC, which must be made annually after the close of each taxable year, depends on the particular facts and circumstances and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Our status as a PFIC will depend on the composition of our income and the composition and value of our assets (including good will and other intangible assets), which will be affected by how, and how quickly, we spend any cash that is raised in any financing transaction. As a publicly traded CFC or not a CFC for such year, the value of our assets generally may be determined by reference to the market value of our common shares, which may be volatile. Moreover, our ability to earn specific types of income that will be treated as non-passive for purposes of the PFIC rules is uncertain with respect to future years. We believe we were classified as a PFIC during the taxable year ended December 31, 2019. Based on current business plans and financial expectations, we may be a PFIC for our taxable year ending December 31, 2020 or future taxable years, and we cannot provide any assurances regarding our PFIC status for any current or future taxable years.

If we are a PFIC, a U.S. Holder would be subject to adverse U.S. federal income tax consequences, such as ineligibility for certain preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements under U.S. federal income tax laws and regulations. A U.S. Holder may in certain circumstances mitigate adverse tax consequences of the PFIC rules by filing an election to treat the PFIC as a qualified electing fund, or QEF, or, if shares of the PFIC are “marketable stock” for purposes of the PFIC rules, by making a mark-to-market election with respect to the shares of the PFIC. We will determine our PFIC status at the end of each taxable year and will satisfy any applicable record keeping and reporting requirements that apply to a QEF, including providing to you, for each taxable year that we determine we are or, in our reasonable determination, may be a PFIC (in which case we will also determine the PFIC status of each of our subsidiaries), a PFIC Annual Information Statement containing information necessary for you to make a QEF Election with respect to us and any subsidiary that we determine to be a PFIC, or a Subsidiary PFIC, in which we own a controlling interest. In addition, we intend to provide to you such a PFIC Annual Information Statement with respect to any Subsidiary PFIC in which we do not own a controlling interest. We may elect to provide such information on our website. We can provide no assurances that we will provide all necessary information for you to make a QEF Election with respect to any Subsidiary PFIC in which we do not own a controlling interest. You are urged to consult your tax advisors regarding the potential consequences to you if we were or were to become a PFIC, including the availability, and advisability, of, and procedure for making, QEF elections.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On June 30, 2020, upon the closing of our initial public offering, or IPO, all 28,874,378 of the then-outstanding preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited, our majority-owned subsidiary, were redeemed in exchange for 28,874,378 of our preferred shares, and all 27,234,489 of our outstanding preferred shares, including the preferred shares issued upon the redemption of the preferred exchangeable shares, were automatically converted into 27,234,489 common shares. Upon the closing of our IPO, all 400,244 of our outstanding non-voting common shares were automatically converted into 400,244 voting common shares, and all 1,529,311 of our outstanding voting common shares automatically converted in 1,529,311 common shares.  The issuances of common shares in connection with the closing of our IPO was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) of the Securities Act, involving an exchange of securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved in the foregoing issuances of shares.

During the period between April 1, 2020 and June 30, 2020, we issued to employees and directors, options to purchase an aggregate of 1,442,806 common shares at a weighted-average exercise price of $16.40 per share. The options have a ten-year term. The options granted to our employees vest over four years, with 25% of the shares underlying the options vesting on the one-year anniversary of the applicable vesting commencement date and the remaining 75% of the shares underlying the award vesting monthly thereafter for three years while the options granted to our directors vest monthly over three years.  Vesting of the options to both our employees and directors is subject to continued service with the company through the applicable vesting date.  We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transaction by an issuer not involving a public offering. No underwriters were involved in the foregoing issuances of securities.

On June 30, 2020, we filed a registration statement on Form S-8 under the Securities Act to register all of our common shares subject to outstanding options and all of our common shares otherwise issuable pursuant to our equity compensation plans.

Use of Proceeds from our Public Offering of Common Shares

On June 30, 2020, we completed the IPO of our common shares pursuant to which we issued and sold 12,500,000 of our common shares, at a public offering price of $17.00 per share.

The offer and sale of all of our common shares were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-238968), which was declared effective by the SEC on June 25, 2020.  Morgan Stanley & Co. LLC, Jefferies LLC and Cowen and Company, LLC acted as joint book-running managers of the offering and as representatives of the underwriters.

We received aggregate gross proceeds from our IPO of $212.5 million, or aggregate net proceeds of $193.1 million after deducting underwriting fees and offering costs.  None of the offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus dated June 25, 2020.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fusion Pharmaceuticals Inc.

Date: August 11, 2020	By:	/s/ John Valliant
John Valliant
Chief Executive Officer

Date: August 11, 2020	By:	/s/ John Crowley
John Crowley
Chief Financial Officer