Form 10-Q
period 2020-09-30
Fusion Pharmaceuticals Inc.
filed 2020-11-10
CIK 1805890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 3, 2020, the registrant had 41,725,797 common shares, with no par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$248,793	$65,344
Restricted cash	280	280
Short-term investments	43,159	—
Prepaid expenses and other current assets	4,652	929
Total current assets	296,884	66,553
Property and equipment, net	1,981	1,272
Deferred tax assets	106	78
Restricted cash	1,465	1,497
Long-term investments	11,102	—
Other non-current assets	521	—
Total assets	$312,059	$69,400
Liabilities, Non-Controlling Interest, Convertible Preferred Shares and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$956	$830
Accrued expenses	4,353	3,326
Income taxes payable	—	117
Total current liabilities	5,309	4,273
Deferred rent, net of current portion	3	28
Preferred share tranche right liability	—	5,741
Income taxes payable, net of current portion	293	293
Special voting shares redemption right liability (Notes 2 and 7)	—	—
Total liabilities	5,605	10,335
Commitments and contingencies (Note 12)
Non-controlling interest in Fusion Pharmaceuticals (Ireland) Limited (Notes 2 and 7)	—	20,961
Convertible preferred shares, no par value; 0 shares and 132,207,290 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 0 shares and 73,125,790 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $0 and $77,965 as of September 30, 2020 and December 31, 2019, respectively	—	71,592
Shareholders’ equity (deficit):
Common shares, no par value, unlimited shares authorized as of September 30, 2020 and December 31, 2019; 41,702,384 and 1,929,555 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	406,273	1,286
Accumulated other comprehensive income	(1)	—
Accumulated deficit	(99,818)	(34,774)
Total shareholders’ equity (deficit)	306,454	(33,488)
Total liabilities, non-controlling interest, convertible preferred shares and shareholders’ equity (deficit)	$312,059	$69,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$4,529	$2,238	$12,231	$7,216
General and administrative	5,790	1,922	14,105	4,864
Total operating expenses	10,319	4,160	26,336	12,080
Loss from operations	(10,319)	(4,160)	(26,336)	(12,080)
Other income (expense):
Change in fair value of preferred share tranche right liability	—	3,485	(32,722)	3,707
Change in fair value of preferred share warrant liability	—	—	(6,399)	—
Interest income (expense), net	80	247	249	395
Refundable investment tax credits	41	44	139	132
Other income (expense), net	20	(29)	148	76
Total other income (expense), net	141	3,747	(38,585)	4,310
Loss before (provision) benefit for income taxes	(10,178)	(413)	(64,921)	(7,770)
Income tax (provision) benefit	185	(181)	(27)	(213)
Net loss	(9,993)	(594)	(64,948)	(7,983)
Unrealized loss on investments	(1)	—	(1)	—
Comprehensive loss	(9,994)	(594)	(64,949)	(7,983)
Reconciliation of net loss to net loss attributable to common shareholders:
Net loss	(9,993)	(594)	(64,948)	(7,983)
Dividends paid to preferred shareholders in the form of warrants issued	—	—	(1,382)	—
Net loss attributable to common shareholders	$(9,993)	$(594)	$(66,330)	$(7,983)
Net loss per share attributable to common shareholders—basic and diluted	$(0.24)	$(0.31)	$(4.30)	$(4.18)
Weighted-average common shares outstanding—basic and diluted	41,682,797	1,929,555	15,422,375	1,910,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF NON-CONTROLLING INTEREST, CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Non-Controlling Interest in Fusion Pharmaceuticals (Ireland)	Class A and B Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Limited	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balances at December 31, 2019	$20,961	73,125,790	$71,592	1,929,555	$—	$1,286	$(34,774)	$—	$(33,488)
Issuance of Class B convertible preferred shares and Class B preferred share tranche right, net of issuance costs of $93	—	6,598,917	9,907	—	—	—	—	—	$—
Initial fair value of Class B convertible preferred share tranche right liability	—	—	(1,105)	—	—	—	—	—	$—
Issuance of warrants to purchase Class B convertible preferred shares and Class B preferred exchangeable shares as a non-cash dividend to preferred shareholders	—	—	—	—	—	(1,286)	(96)	—	$(1,382)
Share-based compensation expense	—	—	—	—	—	358	—	—	$358
Net loss	—	—	—	—	—	—	(10,222)	—	$(10,222)
Balances at March 31, 2020	20,961	79,724,707	80,394	1,929,555	—	358	(45,092)	—	(44,734)
Issuance of Class B convertible preferred shares and Class B preferred share tranche right, net of issuance costs of $6	—	36,806,039	55,769	—	—	—	—	—	—
Issuance of Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited and Class B preferred share tranche right, net of issuance costs of $2	6,722	—	—	—	—	—	—	—	—
Reclassification of Class B convertible preferred share and preferred exchangeable share tranche right liability upon settlement	4,257	—	35,311	—	—	—	—	—	—
Conversion of Class A and B preferred exchangeable shares into Class A and B convertible preferred shares	(31,940)	28,874,378	31,940	—	—	—	—	—	—
Conversion of Class A and B convertible preferred shares into common shares	—	(145,405,124)	(203,414)	27,234,489	—	203,414	—	—	203,414
Conversion of convertible preferred share warrants into common share warrants	—	—	—	—	—	7,781	—	—	7,781
Issuance of common shares upon closing of initial public offering, net of offering costs and underwriter fees of $19,447	—	—	—	12,500,000	—	193,053	—	—	193,053
Share-based compensation expense	—	—	—	—	—	426	—	—	426
Net loss	—	—	—	—	—	—	(44,733)	—	(44,733)
Balances at June 30, 2020	—	—	—	41,664,044	—	405,032	(89,825)	—	315,207
Issuance of common shares upon exercise of common share warrants	—	—	—	38,340	—		—	—	—
Share-based compensation expense	—	—	—	—	—	1,241	—	—	1,241
Unrealized loss on investments	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	(9,993)	—	(9,993)
Balances at September 30, 2020	$—	—	—	41,702,384	$—	$406,273	$(99,818)	$(1)	$306,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF NON-CONTROLLING INTEREST, CONVERTIBLE PREFERRED SHARES – CONTINUED

AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Non-Controlling Interest in Fusion Pharmaceuticals (Ireland)	Class A and B Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Limited	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balances at December 31, 2018	$15,168	42,918,661	$32,371	1,872,975	$—	$668	$(18,585)	$—	$(17,917)
Issuance of Class B convertible preferred shares and Class B preferred share tranche right, net of issuance costs of $299	—	30,207,129	45,476	—	—	—	—	—	—
Issuance of Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited and Class B preferred share tranche right, net of issuance costs of $13	6,711	—	—	—	—	—	—	—	—
Initial fair value of Class B convertible preferred share and preferred exchangeable share tranche right liability	(918)	—	(6,255)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	102	—	—	102
Net loss	—	—	—	—	—	—	(3,933)	—	(3,933)
Balances at March 31, 2019	20,961	73,125,790	71,592	1,872,975	—	770	(22,518)	—	(21,748)
Issuance of common shares upon exercise of stock options	—	—	—	56,580	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	88	—	—	88
Net loss	—	—	—	—	—	—	(3,456)	—	(3,456)
Balances at June 30, 2019	20,961	73,125,790	71,592	1,929,555	—	858	(25,974)	—	(25,116)
Share-based compensation expense	—	—	—	—	—	138	—	—	138
Net loss	—	—	—	—	—	—	(594)	—	(594)
Balances at September 30, 2019	$20,961	73,125,790	$71,592	1,929,555	$—	$996	$(26,568)	$—	$(25,572)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(64,948)	$(7,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,025	328
Depreciation and amortization expense	373	213
Non-cash rent expense	3	(2)
Change in fair value of preferred share tranche right liability	32,722	(3,707)
Change in fair value of preferred share warrant liability	6,399	—
Amortization of premiums (accretion of discounts) on investments, net	24	—
Deferred tax benefit	(28)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,792)	16
Other non-current assets	(521)	—
Accounts payable	150	408
Accrued expenses	1,025	719
Income taxes payable	(117)	151
Net cash used in operating activities	(26,685)	(9,857)
Cash flows from investing activities:
Purchases of investments	(54,286)	—
Purchases of property and equipment	(1,063)	(340)
Net cash used in investing activities	(55,349)	(340)
Cash flows from financing activities:
Proceeds from issuance of Class B convertible preferred shares and Class B preferred share tranche right, net of issuance costs	65,676	45,476
Proceeds from issuance of Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited and Class B preferred share tranche right, net of issuance costs	6,722	6,711
Proceeds from the issuance of common shares upon closing of initial public offering, net of underwriter fees	197,625	—
Payment of offering costs	(4,572)	—
Net cash provided by financing activities	265,451	52,187
Net increase in cash, cash equivalents and restricted cash	183,417	41,990
Cash, cash equivalents and restricted cash at beginning of period	67,121	29,080
Cash, cash equivalents and restricted cash at end of period	$250,538	$71,070
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$280	$40
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$4
Issuance of common shares upon net settlement of stock option exercise	$—	$57
Issuance of warrants to purchase Class B preferred shares and Class B preferred exchangeable shares as a non-cash dividend to preferred shareholders	$1,382	$—

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

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of the COVID-19 pandemic, the ability to secure additional capital to fund operations and commercial success of its product candidates. Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

Closing of Class B Preferred Share Financing and Settlement of Class B Preferred Share Tranche Right Liability

On May 15, 2020, the Company achieved the specified regulatory milestone associated with the Class B preferred share tranche right (see Note 7), which triggered the requirement of the Class B shareholders to participate in the Milestone Financing. Upon closing of the Milestone Financing on June 2, 2020, the Company issued and sold 36,806,039 Class B preferred shares at a price of $1.5154 per share and 4,437,189 Class B special voting shares at a price of $0.000001 per share and the Company’s Ireland subsidiary issued and sold 4,437,189 Class B preferred exchangeable shares at a price of $1.5154 per share, for aggregate gross proceeds of $62.5 million.

The Class B preferred share tranche right liability (see Note 7) was settled in connection with the achievement of the regulatory milestone associated with the Class B preferred share tranche right. Specifically, the fair value of the Class B preferred share tranche right liability was remeasured for the last time as of the Milestone Financing closing date, resulting in the Company recognizing a loss in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2020 of $32.7 million for the change in the fair value of the tranche right liability between December 31, 2019 and June 2, 2020. Immediately thereafter, the balance of the Class B preferred share tranche right liability of $39.6 million was reclassified to Class B convertible preferred shares in an amount of $35.3 million and to non-controlling interest in Fusion Pharmaceuticals (Ireland) Limited in an amount of $4.3 million on the consolidated balance sheet.

Reverse Share Split

On June 19, 2020, the Company effected a one-for-5.339 reverse share split of its issued and outstanding common shares and a proportional adjustment to the existing conversion ratios for each class of the Company’s Preferred Shares (see Note 7) and Preferred Exchangeable Shares (see Note 7). Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse share split and adjustment of the preferred share conversion ratios.

Initial Public Offering

On June 25, 2020, the Company completed an initial public offering (“IPO”) of its common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of $193.1 million after deducting underwriting fees, and after deducting offering costs.

Upon closing of the IPO, the Company’s outstanding Preferred Exchangeable Shares automatically converted into convertible preferred shares then the outstanding convertible preferred shares automatically converted into shares of common shares (see Note 7). Upon conversion of the convertible preferred shares, the Company reclassified the carrying value of the convertible preferred shares to common shares and additional paid-in capital.  In addition, the warrants to purchase the Company’s Series B convertible preferred shares and warrants to purchase preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited were converted into warrants to purchase the Company’s common shares upon the closing of the IPO. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to shareholders’ equity (deficit) (see Note 3).

In connection with the IPO on June 25, 2020, the Company filed an amended and restated articles of the corporation under laws governed by the Canada Business Corporations Act to authorize unlimited common shares with no par value.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of its convertible preferred shares, including borrowings under a convertible promissory note, which converted into convertible preferred shares, proceeds from sales of its Ireland subsidiary’s preferred exchangeable shares, and most recently with the proceeds from the IPO completed in June 2020. The Company has incurred recurring losses since its inception, including net losses of $10.0 million and $64.9 million for the three and nine months ended September 30, 2020, respectively and net losses of $0.6 million and $8.0 million for the three and nine months ended September 30, 2019, respectively. In addition, as of September 30, 2020, the Company had an accumulated deficit of $99.8 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements into 2024. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

Impact of the COVID-19 Pandemic

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

In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work-from-home policies for certain employees. The impact of the virus, including work-from-home policies, may negatively impact productivity, disrupt the Company’s business, and delay its preclinical research and clinical trial activities and its development program timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course. Specifically, the Company may not be able to enroll additional patient cohorts on its planned timeline due to disruptions at its clinical trial sites and is unable to predict how the COVID-19 pandemic may affect its ability to successfully progress its clinical programs in the future. Other impacts to the Company’s business may include temporary closures of its suppliers and disruptions or restrictions on its employees’ ability to travel. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s preclinical research and clinical trial activities, financial condition and results of operations, including its ability to obtain financing.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statement of operations and comprehensive loss, and the condensed consolidated statement of non-controlling interest, convertible preferred shares and shareholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020 and the results of its operations for three and nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2020 and 2019 are also unaudited. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

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

During the three and nine months ended September 30, 2020, the Company recorded less than ($0.1) million of foreign currency losses in the consolidated statements of operations and comprehensive loss for both periods. During the three and nine months ended September 30, 2019, the Company recorded less than ($0.1) million and $0.1 million of foreign currency gains (losses) in the consolidated statements of operations and comprehensive loss for both periods.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of standard checking accounts, money market accounts, and all highly liquid investments with an original maturity of three months or less at the date of purchase.

As of September 30, 2020 and December 31, 2019, the Company was required to maintain a separate cash balance of $0.3 million to collateralize corporate credit cards with a bank, which was classified as restricted cash (current) on its condensed consolidated balance sheets.

In connection with the Company’s lease agreement entered into in October 2019 (see Note 12), the Company maintains a letter of credit of $1.5 million for the benefit of the landlord. As of September 30, 2020 and December 31, 2019, the underlying cash balance collateralizing this letter of credit was classified as restricted cash (non-current) on its condensed consolidated balance sheets based on the release date of the restrictions of this cash.

As of September 30, 2020 and 2019, the cash, cash equivalents and restricted cash of $250.5 million and $71.1 million, respectively, presented in the condensed consolidated statements of cash flows included cash and cash equivalents of $248.8 million and $69.3 million, respectively, and restricted cash of $1.7 million and $1.8 million, respectively.

Investments

The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company classifies its investments as current or non-current based on each instrument’s underlying maturity date. Investments with original maturities of greater than three months and less than twelve months are classified as current and are included in short-term investments in the condensed consolidated balance sheets. Investments with original maturities greater than one year from the balance sheet date are classified as non-current and are included in long-term investments in the condensed consolidated balance sheets. The Company’s investments are classified as available-for-sale, are reported at fair value and consist of U.S. government agency securities, corporate bonds, and commercial paper. Unrealized gains and losses included in other comprehensive income (loss) as a component of shareholders’ equity (deficit) until realized. Amortization and accretion of premiums and discounts are recorded in interest income (expense). Realized gains and losses on debt securities are included in other income (expense), net.

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is other than temporary and, if so, marks the investment to market on the Company’s condensed consolidated statements of operations and comprehensive loss.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction to the carrying value of the preferred exchangeable shares or convertible preferred shares or in shareholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not record any deferred offering costs as of September 30, 2020 or December 31, 2019. Offering costs of $4.6 million incurred during 2020 have been recorded in shareholders’ equity (deficit) as a reduction of the gross proceeds generated from the Company’s initial public offering of common shares.

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

Prior to the settlement of the Company’s preferred share tranche right liability and prior to the conversion of the Company’s preferred share warrant liability, these instruments were carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (see Note 3). The Company’s cash equivalents and investments are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s amounts due for refundable investment tax credits and Canadian harmonized sales tax, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

Preferred Share Tranche Right Liability

The subscription agreements for the Company’s Class B convertible preferred shares (see Note 7) and its Ireland subsidiary’s Class B preferred exchangeable shares (see Note 7) provides investors the right, or obligates investors, to participate in subsequent offerings of Class B convertible preferred shares or Class B preferred exchangeable shares together with Class B special voting shares in the event that specified development or regulatory milestones are achieved (the “Class B preferred share tranche right liability”).

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

On May 15, 2020, the Company achieved the specified regulatory milestone associated with the Class B preferred share tranche right (see Note 7), which triggered the requirement of the Class B shareholders to participate in the Milestone Financing. Upon closing of the Milestone Financing on June 2, 2020, the Company issued and sold 36,806,039 Class B preferred shares at a price of $1.5154 per share and 4,437,189 Class B special voting shares at a price of $0.000001 per share and the Company’s Ireland subsidiary issued and sold 4,437,189 Class B preferred exchangeable shares at a price of $1.5154 per share, for aggregate gross proceeds of $62.5 million.

The Class B preferred share tranche right liability (see Note 7) was settled in connection with the achievement of the regulatory milestone associated with the Class B preferred share tranche right. Specifically, the fair value of the Class B preferred share tranche right liability was remeasured for the last time as of the Milestone Financing closing date, resulting in the Company recognizing a loss in the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2020 of $32.7 million for the change in the fair value of the tranche right liability between December 31, 2019 and June 2, 2020. Immediately thereafter, the balance of the Class B preferred share tranche right liability of $39.6 million was reclassified to Class B convertible preferred shares in an amount of $35.3 million and to non-controlling interest in Fusion Pharmaceuticals (Ireland) Limited in an amount of $4.3 million on the consolidated balance sheet.

Preferred Share Warrant Liability

The Company classifies warrants to purchase its convertible preferred shares and warrants to purchase preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited as a liability on its consolidated balance sheets as these warrants are freestanding financial instruments that may require the Company to transfer assets upon exercise (see Note 7). The preferred share warrant liability, which consists of warrants to purchase Class B convertible preferred shares of the Company and warrants to purchase Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited, was initially recorded at fair value upon the date of issuance of each warrant and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the preferred share warrant liability are recognized as a component of other income (expense) in the consolidated statement of operations and comprehensive loss. Changes in the fair value of the preferred share warrant liability will continue to be recognized until each respective warrant is exercised, expires or qualifies for equity classification.

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

The Company’s convertible preferred shares contractually entitle the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common shareholders, such losses are not allocated to such participating securities. In periods in which the Company reported a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common shareholders for the three and nine months ended September 30, 2020 and 2019.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements as of September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$28,670	$—	$—	$28,670
Commercial paper	—	2,999	—	2,999
Corporate bonds	—	1,862	—	1,862
U.S. Government agencies	—	20,998	—	20,998
Investments:
Commercial paper	—	6,994	—	6,994
Corporate bonds	—	905	—	905
U.S. Government agencies	—	46,362	—	46,362
	$28,670	$80,120	$—	$108,790

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Preferred share tranche right liability	$—	$—	$5,741	$5,741
	$—	$—	$5,741	$5,741

During the year ended December 31, 2019 and the nine months ended September 30, 2020, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Preferred Share Tranche Right Liability

The preferred share tranche right liability in the table below is composed of the fair value of rights to purchase Class B convertible preferred shares and Class B preferred exchangeable shares with Class B special voting shares (see Note 7). The fair value of the preferred share tranche right liability was determined based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The fair value of the preferred share tranche right liability was determined using the forward contract pricing model, which considered as inputs the probability and timing of achieving the specified milestones as of each valuation date, the estimated fair value of the preferred shares as of each valuation date, and the risk-free interest rate.

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

On May 15, 2020, the Company achieved the specified regulatory milestone associated with the Class B preferred share tranche right (see Note 7), which triggered the requirement of the Class B shareholders to participate in the Milestone Financing. Upon closing of the Milestone Financing on June 2, 2020, the Company issued and sold 36,806,039 Class B preferred shares at a price of $1.5154 per share and 4,437,189 Class B special voting shares at a price of $0.000001 per share and the Company’s Ireland subsidiary issued and sold 4,437,189 Class B preferred exchangeable shares at a price of $1.5154 per share, for aggregate gross proceeds of $62.5 million.

The Class B preferred share tranche right liability (see Note 7) was settled in connection with the achievement of the regulatory milestone associated with the Class B preferred share tranche right. Specifically, the fair value of the Class B preferred share tranche right liability was remeasured for the last time as of the Milestone Financing closing date, resulting in the Company recognizing a loss in the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2020 of $32.7 million for the change in the fair value of the tranche right liability between December 31, 2019 and June 2, 2020. Immediately thereafter, the balance of the Class B preferred share tranche right liability of $39.6 million was reclassified to Class B convertible preferred shares in an amount of $35.3 million and to non-controlling interest in Fusion Pharmaceuticals (Ireland) Limited in an amount of $4.3 million on the consolidated balance sheet.

Valuation of Preferred Share Warrant Liability

The preferred share warrant liability in the table below is composed of the fair value of warrants to purchase Class B convertible preferred shares of the Company and warrants to purchase Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited that were issued in January 2020 in connection with the Company’s Class B preferred share financing (see Note 7). The fair value of the preferred share warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

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

The following table provides a roll-forward of the aggregate fair value of the Company’s preferred share tranche right liability and preferred share warrant liability, for which fair value is determined using Level 3 inputs (in thousands):

	Preferred Share Tranche Right Liability	Preferred Share Warrant Liability
Balance as of December 31, 2019	$5,741	$—
Initial fair value of Class B preferred share tranche right liability	1,105	—
Initial fair value of Class B preferred share warrant liability	—	1,382
Change in fair value of Class B preferred share tranche right liability	32,722	—
Change in fair value of Class B preferred share warrant liability	—	6,399
Reclassification of Class B preferred share tranche right liability upon settlement	(39,568)	—
Conversion of Class B preferred shares warrants into common share warrants	—	(7,781)
Balance as of September 30, 2020	$—	$—

4.	Investments

Investments consisted of the following (in thousands):

	September 30, 2020
	Amortized Cost	Fair Value
Due within one year or less	$43,160	$43,159
Due after one year through three years	11,102	11,102
	$54,262	$54,261

As of September 30, 2020, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$6,994	$—	$—	$6,994	$6,994	$—
Corporate bonds	905	—	—	905	905	—
U.S. Government agencies	46,363	1	(2)	46,362	35,260	11,102
	$54,262	$1	$(2)	$54,261	$43,159	$11,102

The Company did not hold any investments as of December 31, 2019.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid clinical trial expenses	$—	$94
Prepaid insurance	3,136	11
Prepaid software subscriptions	173	129
Income tax receivable	109	—
Interest receivable	229	62
Canadian harmonized sales tax receivable	238	252
Refundable investment tax credits	315	176
Other	452	205
	$4,652	$929

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued employee compensation and benefits	$1,524	$991
Accrued external research and development expenses	1,715	1,565
Accrued professional and consulting fees	1,048	744
Other	66	26
	$4,353	$3,326

7.	Equity

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

On June 30, 2020, the Company closed its IPO of common shares and issued and sold 12,500,000 shares of common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs.

Upon the closing of the IPO, all outstanding voting and non-voting common shares were converted to a single class of common shares authorized by the Company’s articles of the corporation, as amended and restated.

As of September 30, 2020, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue unlimited common shares, each with no par value per share.

Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through September 30, 2020, no cash dividends had been declared or paid by the Company.

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

The Class B preferred share tranche right liability was settled in connection with the achievement of the regulatory milestone associated with the Class B preferred share tranche right. Specifically, the fair value of the Class B preferred share tranche right liability was remeasured for the last time as of the Milestone Financing closing date, resulting in the Company recognizing a loss in the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2020 of $32.7 million for the change in the fair value of the tranche right liability between December 31, 2019 and June 2, 2020. Immediately thereafter, the balance of the Class B preferred share tranche right liability of $39.6 million was reclassified to Class B convertible preferred shares in an amount of $35.3 million and to non-controlling interest in Fusion Pharmaceuticals (Ireland) Limited in an amount of $4.3 million on the consolidated balance sheet.

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

The issuance of the Preferred Share Warrants was treated as a deemed dividend to existing preferred shareholders for purposes of the Company’s calculation of net loss per share attributable to common shareholders, and, as such, the aggregate value of the dividend to existing preferred shareholders was deducted from the Company’s net loss when computing net loss per share attributable to common shareholders (see Note 11). The Company remeasures the fair value of the liability associated with the Preferred Share Warrants at each reporting date (see Note 3) and records any adjustments as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Upon the closing of the IPO, the warrants to purchase 3,126,391 of its convertible preferred shares and warrants to purchase 873,609 preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited were converted into warrants to purchase 749,197 shares of the Company’s common shares at an exercise price of $8.10 per share. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to shareholders’ equity (deficit) as the warrants qualify for equity classification (see Note 3).  For the nine months ended September 30, 2020, the Company recognized a loss of $6.4 million as a component of other income (expense) in the condensed consolidated statement of operations and comprehensive loss to reflect an increase in fair value of the Preferred Share Warrant.

On August 17, 2020, a holder of common share warrants exercised 97,381 common share warrants through a cashless exercise and the Company issued 38,340 common shares with the remaining 59,041 warrants being cancelled to settle the exercise price.  As of September 30, 2020, 651,816 common share warrants remained outstanding.

8.	Share-based Compensation

2020 Stock Option and Incentive Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on June 24, 2020. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 4,273,350, which shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by 4% of the number of the Company’s common shares outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee of the board of directors. The common shares underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares, expire or are otherwise terminated (other than by exercise) under the 2020 Plan and the 2017 Plan will be added back to the common shares available for issuance under the 2020 Plan.

The total number of common shares reserved for issuance under the 2020 Plan was 4,273,350 shares as of September 30, 2020.

As of September 30, 2020, 2,933,366 shares, remained available for future grant under the 2020 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2017 Equity Incentive Plan

The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) provides for the Company to grant incentive stock options or nonqualified stock options, restricted share awards and restricted share units to employees, officers, directors and non-employee consultants of the Company.

The total number of common shares reserved for issuance under the 2017 Plan was 0 and 4,700,393 shares as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020 and December 31, 2019, 0 shares and 1,598,512 shares, respectively, remained available for future grant under the 2017 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

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

As of September 30, 2020, no shares were issued under the ESPP.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.33%	1.58%	0.70%	1.58%
Expected term (in years)	6.0	5.9	6.0	5.9
Expected volatility	67.0%	64.5%	65.5%	64.5%
Expected dividend yield	0%	0%	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	3,045,301	$1.66	8.4	$2,112
Granted	2,346,645	11.50
Forfeited/cancelled	(125,480)	5.63
Outstanding as of September 30, 2020	5,266,466	$5.95	8.4	$37,696
Vested and expected to vest as of September 30, 2020	5,266,466	$5.95	8.4	$37,696
Options exercisable as of September 30, 2020	1,810,276	$1.51	7.0	$18,699

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those options that had exercise prices lower than the fair value of the Company’s common shares. There were no stock options exercised during the nine months ended September 30, 2020 and 2019. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2020 and 2019 was $11.54 and $2.33 per share, respectively.

Share-based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses	$288	$37	$506	$110
General and administrative expenses	953	101	1,519	218
	$1,241	$138	$2,025	$328

As of September 30, 2020, total unrecognized share-based compensation expense related to unvested share-based awards was $15.8 million, which is expected to be recognized over a weighted-average period of 3.0 years.

9.	License Agreements and Asset Acquisitions

License Agreement with the Centre for Probe Development and Commercialization Inc.

In November 2015, the Company entered into a license agreement with the Centre for Probe Development and Commercialization Inc. (“CPDC”), a related party (see Note 13) (the “CPDC Agreement”). Under the agreement, the Company was granted an exclusive, sublicensable, nontransferable, worldwide license under CPDC’s patent rights related to CPDC’s radiopharmaceutical linker technology to develop, market, make, use and sell certain products for all disease indications and uses in humans, whether diagnostic or therapeutic. The Company has the right to grant sublicenses of its rights. The CPDC Agreement was amended in 2017; however, there were no material changes to the terms of the CPDC Agreement. Also in 2017, the Company entered into a second license agreement with CPDC, under which the Company was granted an exclusive, sublicensable, worldwide license under CPDC’s patent rights related to certain CPDC radiopharmaceutical linker technology to develop, market, make, use and sell certain products for all disease indications and uses in humans. The Company has the right to grant sublicenses of its rights.

Under all agreements with CPDC, the Company has no obligations to make any milestone payments or to pay any royalties or annual maintenance fees to CPDC.

During the three and nine months ended September 30, 2020 and 2019, the Company did not make any payments to CPDC or recognize any research and development expenses under the license agreements with CPDC.

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

During the nine months ended September 30, 2019, the Company made a payment to ImmunoGen of $0.5 million upon the achievement of a specified development milestone and recognized this amount as research and development expense in its consolidated statements of operations and comprehensive loss.  During the three and nine months ended September 30, 2020 and the three months ended September 30, 2019, the Company did not make any payments to ImmunoGen or recognize any research and development expenses under the ImmunoGen Agreement.

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

During the three and nine months ended September 30, 2019, the Company did not make any payments to Janssen or recognize any research and development expenses under the First Janssen Agreement.

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

During the three and nine months ended September 30, 2020 and 2019, the Company did not make any payments to Janssen or recognize any research and development expenses under the Second Janssen Agreement.

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

During the nine months ended September 30, 2019, the Company made payments of £0.6 million (equivalent to $0.7 million at the time of payment) to Isogenica. During the three and nine months ended September 30, 2020 and the three months ended September 30, 2019, the Company did not make any payments to Isogenica. During the three months ended September 30, 2019 the company recognized £0.1 million (equivalent to $0.1 million) related to amortization of the annual license fee. During the nine months ended September 30, 2019, the Company exercised its option to extend the term of the agreement and recognized £0.4 million (equivalent to $0.6 million at the time of the payments) as research and development expense in the consolidated statements of operations and comprehensive loss, primarily related to the option exercise fee and amortization of the annual license fee. The Company did not recognize any research and development expenses during the three and nine months ended September 30, 2020.

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

During the nine months ended September 30, 2019, the Company incurred the upfront fee due in connection with the asset agreement and subsequently made payment of and recognized $0.2 million as research and development expense in the consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2020 and the three months ended September 30, 2019, the Company did not make any payments to MediaPharma or recognize any research and development expenses under the MediaPharma Agreement.

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

The Rainier Agreement may be terminated at any time prior to the Outside Date upon 30 days’ notice by the Company to Rainier or upon the mutual written consent of both parties. If the agreement is terminated prior to the Outside Date, the Company’s payment obligations, except for the non-refundable upfront fee of $1.0 million, become void and the Company will cease to have any rights to the antibody or the Genentech License Agreement (as defined below). On October 8, 2020, the Company and Rainier entered into a first amendment to the Rainier Agreement (the “Amended Rainier Agreement”) to extend certain terms of the Rainier Agreement. Specifically, the Outside Date, was amended such that termination may not occur later than eleven months following the Closing, or February 10, 2021 (the “Revised Outside Date”) (see Note 15).

During the three months ended September 30, 2020, the Company did not make any payments to Rainier or recognize any research and development expenses under the Rainier License Agreement.  During the nine months ended September 30, 2020, the Company paid an upfront fee of $1.0 million to Rainier and recognized this as an expense as noted above.

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

During the three and nine months ended September 30, 2020, the Company did not make any payments to Genentech or recognize any research and development expenses under the Genentech License Agreement.

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

During the three and nine months ended September 30, 2020, the Company recognized $0.2 million as research and development expense in the consolidated statements of operations and comprehensive loss under the Yumab Agreement.

10.	Income Taxes

The Company is domiciled in Canada and is primarily subject to taxation in that country. During the three and nine months ended September 30, 2020, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in Canada and Ireland in each period due to its uncertainty of realizing a benefit from those items. During the three months ended September 30, 2020, the Company recorded a tax benefit of $0.2 million as a result of the Company claiming a U.S. research and development tax credit to partially offset the current U.S. tax liability. During the three months ended September 30, 2019, the Company recorded a tax provision of $0.2 million primarily related to income tax obligations of its operating company in the U.S., which generates a profit for tax purposes. During the nine months ended September 30, 2020 and 2019, the Company recorded a tax provision of less than $0.1 million and $0.2 million, respectively, primarily related to income tax obligations of its operating company in the U.S., which generates a profit for tax purposes.

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the three and nine months ended September 30, 2020 and 2019, the Company excluded Canada and Ireland from the calculation of the AETR as the Company anticipates an ordinary loss in these jurisdictions for which no tax benefit can be recognized.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses in Canada and Ireland, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its Canadian and Irish deferred tax assets. As a result, as of September 30, 2020 and December 31, 2019, the Company has recorded a full valuation allowance against its net deferred tax assets in Canada and Ireland.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by the U.S. Congress and signed into law by the President of the U.S. The CARES Act, among other things, includes certain provisions for individuals and corporations; however, these benefits do not impact the Company’s income tax provision.

11.	Net Loss per Share

Net Loss per Share Attributable to Common Shareholders

Basic and diluted net loss per share attributable to common shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(9,993)	$(594)	$(64,948)	$(7,983)
Dividends paid to preferred shareholders in the form of warrants issued	—	—	(1,382)	—
Net loss attributable to common shareholders	$(9,993)	$(594)	$(66,330)	$(7,983)
Denominator:
Weighted-average common shares outstanding—basic and diluted	41,682,797	1,929,555	15,422,375	1,910,695
Net loss per share attributable to common shareholders —basic and diluted	$(0.24)	$(0.31)	$(4.30)	$(4.18)

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

	Nine Months Ended September 30,
	2020	2019
Options to purchase common shares	5,266,466	2,687,413
Convertible preferred shares (as converted to common shares)	—	13,696,513
Preferred exchangeable shares (as converted to convertible preferred shares and then to common shares)	—	4,577,106
Warrants to purchase common shares	651,816	—
	5,918,282	20,961,032

12.	Commitments and Contingencies

Operating Leases

In January 2018, the Company entered into an operating lease for office space in Boston, Massachusetts, which was to expire in July 2023 with no renewal options. In July 2020, the Company paid $0.1 million to terminate this lease, effective immediately.

In August 2018, the Company entered into an operating lease for office space in Hamilton, Ontario, Canada. This lease was amended in September 2020 (“New Lease Commencement Date”) with a new expiry date in August 2023. The lease can be renewed for an additional period of five years at the Company’s option, and if so renewed, can be terminated during the option period upon twelve months written notice any time after the fifth anniversary of the New Lease Commencement Date.

In October 2019, the Company entered into an operating lease for office space in Boston, Massachusetts, which expires September 2025 and has no renewal options. In connection with entering into this lease agreement, the Company issued a letter of credit of $1.5 million, which is classified as restricted cash (non-current) on the consolidated balance sheets as of September 30, 2020 and December 31, 2019.

The lease agreements include payment escalations, rent holidays and other lease incentives, which are accrued or deferred as appropriate such that rent expense for each lease is recognized on a straight-line basis over the respective lease term, recording deferred rent for rent expense incurred but not yet paid.

Rent expense was $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively.   Rent expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively.

Future minimum lease payments due under operating leases as of September 30, 2020 are as follows (in thousands):

Year Ending December 31,
2020 (three months)	$274
2021	1,117
2022	1,147
2023	1,177
2024	1,208
Thereafter	1,592
$6,515

Manufacturing Commitments

In January 2019, and as amended in September 2020, the Company entered into an agreement with CPDC, a related party (see Note 13), to manufacture clinical trial materials. As of September 30, 2020, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.8 million over the following twelve months.

In February 2019, the Company entered into an agreement with a third-party contract manufacturing organization to manufacture clinical trial materials. As of September 30, 2020, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.8 million over the following twelve months.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2020 or December 31, 2019.

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

13.	Related Party Transactions

The Company has entered into license agreements with CPDC, a principal shareholder of the Company (see Note 9).

In addition, the Company has entered into a Master Services Agreement and a Supply Agreement with CPDC, under which CPDC provides services to the Company related to preclinical and manufacturing services, administrative support services and access to laboratory facilities. In connection with the Supply Agreement, the Company is obligated to pay CPDC an amount of $0.2 million per quarter, or $0.8 million in the aggregate per year, plus fees for materials, packaging and distribution of products supplied to the Company, unless the agreement is terminated by the Company. The Company recognized expenses in connection with the services performed under the Master Services Agreement and the Supply Agreement in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses	$141	$326	$780	$785
General and administrative expenses	23	16	50	59
	$164	$342	$830	$844

During the three and nine months ended September 30, 2020, the Company made payments to CPDC in connection with the services described above of $0.2 million and $1.0 million, respectively. During the three and nine months ended September 30, 2019, the Company made payments to CPDC in connection with the services described above of $0.5 million and $0.8 million, respectively. Amounts due to CPDC by the Company in connection with the services described above totaled $0.1 million and $0.2 million as of September 30, 2020 and December 31, 2019, respectively, which amounts were included in accounts payable and accrued expenses on the consolidated balance sheets.

In addition to costs incurred in connection with the services described above, the Company also reimbursed CPDC for purchases on the Company’s behalf from parties with which the Company did not have an account. During the three and nine months ended September 30, 2020, the Company made payments to CPDC of less than $0.1 million and $0.1 million, respectively, for reimbursement of these pass-through costs. During the three and nine months ended September 30, 2019, the Company made payments to CPDC of less than $0.1 million and $0.1 million, respectively, for reimbursement of these pass-through costs.

14.	Geographical Information

The Company has operating companies in the United States and Canada and a non-operating company in Ireland. Information about the Company’s long-lived assets, consisting solely of property and equipment, net, by geographic region was as follows (in thousands):

	September 30, 2020	December 31, 2019
United States	$115	$127
Canada	1,866	1,145
	$1,981	$1,272

15.	Subsequent Events

Amendment to Asset Acquisition Agreement with Rainier Therapeutics, Inc.

On October 8, 2020, the Company and Rainier entered into the Amended Rainier Agreement (see Note 9). Pursuant to the Amended Rainier Agreement, the termination provisions of the Rainier Agreement were modified. Specifically, the Outside Date was amended such that termination may not occur later than eleven months following the Closing, or February 10, 2021. Aside from modifying the termination provisions to incorporate the Revised Outside Date, no other material terms were amended as part of the Amended Rainier Agreement.

Strategic Collaboration Agreement with AstraZeneca UK Limited

On October 30, 2020, the Company and AstraZeneca UK Limited (“AstraZeneca”) entered into a strategic collaboration agreement (the “AstraZeneca Agreement”) pursuant to which the Company and AstraZeneca will jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer globally by leveraging the Company’s Targeted Alpha Therapies, or TATs, platform and expertise in radiopharmaceuticals with AstraZeneca’s leading portfolio of antibodies and cancer therapeutics, including DNA Damage Response Inhibitors, or DDRis. Each party retains full ownership over its existing assets.

For the novel TATs, the parties will utilize the Company’s Fast-Clear® linker technology to bind the alpha-emitting isotope Actinium-225 to certain antibodies in AstraZeneca’s oncology portfolio. Under the AstraZeneca Agreement, the parties may develop up to three (3) novel TATs. The Company will take the operational lead on preclinical development and clinical studies aimed at establishing safety for the novel TATs, referred to as the Stage 1 Development, while AstraZeneca will be responsible for subsequent clinical development, referred to as the Stage 2 Development.  The Company and AstraZeneca will share development costs equally (with each party responsible for the cost of its own supply in connection with such development).  Either party has the right to opt out of the co-development and co-commercialization arrangement at pre-determined timepoints and obtain exclusive rights to a novel TAT in exchange for milestone payments to the other party of up to $145.0 million per novel TAT and a low or high single-digit royalties on future sales (depending on the opt out time point).  If neither party opts out, and unless otherwise agreed by the parties, AstraZeneca will lead worldwide commercialization activities for the novel TATs, subject to the Company’s option to co-promote the TATs in the U.S. as further described in the AstraZeneca Agreement.  All profits and losses resulting from such commercialization activities will be shared equally.

For the combination therapies, the parties will evaluate up to five (5) potential combination strategies involving the Company’s existing assets, including the Company’s lead candidate FPI-1434, in combination with certain of AstraZeneca’s existing therapeutics for the treatment of various cancers. AstraZeneca will fully fund all research and development activities for the combination strategies, until such point as the Company may opt-in to the clinical development activities. The Company has the right to opt-out of clinical development activities relating to these combination therapies.  In such instance, the Company will be responsible for repaying its share of the development costs via a royalty on the additional combination sales only if its drug is approved on the basis of clinical development solely conducted by AstraZeneca, in which case the royalty payments shall also include a variable risk premium based on the number of the Company’s product candidates to have received regulatory approval at that time.  Each party will have the sole right, on a country-by-country basis, to commercialize its respective contributed compound as a component of any combination therapy for which such party’s contributed compound may be commercialized under a separate marketing authorization from the other party’s contributed compound to such combination therapy.  The parties will negotiate in good faith on a combination therapy-by-combination therapy basis the terms and conditions to co-commercialize any combination therapy that is to be commercialized under a single marketing authorization.  During the period of time commencing with the inclusion of an available molecular target in the selection pool for development as a combination therapy and ending upon the end of the nomination period (as more fully described in the AstraZeneca Agreement) or earlier removal of such combination target from such pool, the Company will not undertake any preclinical or clinical studies combining the Company’s TAT Platform with any compound modulating the activity of such combination target. Following selection of a target under the AstraZeneca Agreement and payment of an exclusivity fee by AstraZeneca, and provided that AstraZeneca enrolls its first patient in a clinical trial as further defined in the AstraZeneca Agreement within a pre-defined period of time of such selection, the Company will not undertake any preclinical or clinical studies combining the Company’s TAT Platform with compounds modulating the same combination target for the duration of the evaluation period for such combination target, as further defined in the AstraZeneca Agreement.  Within a certain time period following initiation of the evaluation period with respect to a combination target, AstraZeneca has the exclusive right to undertake, alone or in collaboration with the Company, all further clinical or preclinical combination studies with respect to a combination target by paying certain exclusivity fees.

The Company received an upfront payment of $5.0 million from AstraZeneca. In addition, the Company is eligible to receive future payments of up to $40.0 million, including clinical milestones.

The AstraZeneca Agreement expires on a TAT-by-TAT and combination-by-combination basis upon the later of the expiration of development and exclusivity obligations relating to such TAT or combination or, if such TAT or combination is commercialized as a product under the AstraZeneca Agreement, the expiration of the commercial life of such product. The Company and AstraZeneca can each terminate the AstraZeneca Agreement for the other party’s uncured material breach following the applicable notice period.  Each of the Company and AstraZeneca may also terminate the AstraZeneca Agreement with respect to any TAT or combination product if such party determines that the continued development of such TAT or combination product is not commercially viable, or for a material safety issue with respect to such TAT or combination product.

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

Overview

We are a clinical-stage oncology company focused on developing next-generation radiopharmaceuticals as precision medicines. We have developed our Targeted Alpha Therapies, or TAT, platform together with our proprietary Fast-Clear® linker technology to enable us to connect alpha particle emitting isotopes to antibodies and other targeting molecules in order to selectively deliver the alpha particle payloads to tumors. Our TAT platform is underpinned by our research and insights into the underlying biology of alpha emitting radiopharmaceuticals as well as our differentiated capabilities in target identification, candidate generation, manufacturing and supply chain and development of imaging diagnostics. We believe that our TATs have the potential to build on the successes of currently available radiopharmaceuticals and be broadly applicable across multiple targets and tumor types.

Our lead product candidate, FPI-1434, utilizes our Fast-Clear linker to connect a humanized monoclonal antibody that targets the insulin-like growth factor 1 receptor, or IGF-1R, with the alpha emitting isotope actinium-225, or 225Ac. IGF-1R is a well-established tumor target that is found on numerous types of cancer cells, but historical attempts to suppress tumors by inhibiting the IGF-1R signaling pathway have been unsuccessful in the clinic. For FPI-1434, we have designed the product candidate to rely on the IGF-1R antibody only as a way to identify and deliver our alpha emitting payload to the tumor, and the mechanism of action does not depend on the IGF-1R signaling pathway to kill the tumor. We are currently conducting a Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R and convened a Safety Review Committee (“SRC”) meeting in the third quarter of 2020 to evaluate the safety and tolerability of the third dose escalation cohort of 40kBq/kg administered as a single dose. The available safety, dosimetry, pharmacokinetic and biodistribution data from the single dose escalation portion of the study provided justification for the initiation of FPI-1434 multi-dosing at 75kBq/kg and the SRC made the recommendation to proceed with dose escalation to 75kBq/kg administered as repeat doses. We expect to dose the first patient in the multi-dose escalation portion of the study in the fourth quarter of 2020. We anticipate reporting Phase 1 multiple-dose safety and imaging data, and the recommended Phase 2 dose/schedule, approximately nine to eighteen months after commencing this portion of the study. In preclinical studies, FPI-1434 has been evaluated in combination with approved checkpoint and DNA Damage Response Inhibitors, or DDRis, such as poly (ADP-ribose) Polymerase, or PARP, inhibitors, and we believe the synergies observed could expand the addressable patient populations for FPI-1434 and allow for potential use in earlier lines of treatment. We anticipate initiation of a Phase 1 combination study with FPI-1434 to occur six to nine months following determination of the recommended Phase 2 dose of FPI-1434 monotherapy. In addition, we are progressing our earlier-stage product candidate, FPI-1966, into clinical development, and expect to submit an investigational new drug application, or IND, for FPI-1966 in the first half of 2021 for the treatment of head and neck and bladder cancers expressing fibroblast growth factor receptor 3.

Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our Company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from any sources, including product sales. On June 30, 2020, we completed our initial public offering (“IPO”) of our common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs.  Prior to our IPO, we have funded our operations to date primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). Through September 30, 2020, we had received net proceeds of $364.2 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares).

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $10.0 million and $64.9 million for the three and nine months ended September 30, 2020, respectively, and $0.6 million and $8.0 million for the three and nine months ended September 30, 2019. As of September 30, 2020, we had an accumulated deficit of $99.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of September 30, 2020, we had cash, cash equivalents and investments of $303.1 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into 2024.

Impact of the COVID-19 Pandemic

We are closely monitoring how the spread of COVID-19 is affecting our employees, business, preclinical studies and clinical trials. In response to the COVID-19 pandemic, most of our employees have transitioned to working remotely and travel has been restricted. We have completed enrollment and dosing in the third cohort of our ongoing Phase 1 clinical trial of FPI-1434 and are anticipating the initiation of the multi-dosing portion of this clinical trial in the fourth quarter of 2020. However, we are unable to predict how the COVID-19 pandemic may affect our ability to successfully progress this or any other clinical programs in the future. Although operations were not materially affected by the COVID-19 pandemic as of and for the nine months ended September 30, 2020, at this time, there is significant uncertainty relating to the future trajectory of the pandemic. The impact of related responses and disruptions caused by the COVID-19 pandemic may result in further difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States, Canada and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest income earned on our cash, cash equivalents and investment balances and the amortization of premiums or accretion of discounts associated with our investments. We expect that our interest income will fluctuate based on the timing and ability to raise additional funds as well as the amount of expenditures for our clinical development of FPI-1434 and ongoing business operations.

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

We have recorded an insignificant amount of income tax provisions or benefits in each period, which relate to income tax obligations of our operating company in Canada and our operating company in the U.S., which typically generates a profit for tax purposes.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
		(in thousands)
Operating expenses:
Research and development	$4,529	$2,238	$2,291
General and administrative	5,790	1,922	3,868
Total operating expenses	10,319	4,160	6,159
Loss from operations	(10,319)	(4,160)	(6,159)
Other income (expense):
Change in fair value of preferred share tranche right liability	—	3,485	(3,485)
Interest income (expense), net	80	247	(167)
Refundable investment tax credits	41	44	(3)
Other income (expense), net	20	(29)	49
Total other income (expense), net	141	3,747	(3,606)
Loss before (provision) benefit for income taxes	(10,178)	(413)	(9,765)
Income tax (provision) benefit	185	(181)	366
Net loss	$(9,993)	$(594)	$(9,399)

Research and Development Expenses

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$1,401	$924	$477
Platform development and unallocated research and development expenses:
TAT platform and Fast-Clear linker technology	1,245	642	603
Personnel related (including share-based compensation)	1,634	527	1,107
Other	249	145	104
Total research and development expenses	$4,529	$2,238	$2,291

Research and development expenses were $4.5 million for the three months ended September 30, 2020, compared to $2.2 million for the three months ended September 30, 2019. The increase of $2.3 million was primarily due to an increase of $1.8 million in platform development and unallocated research and development costs, described below, as well as an increase of $0.5 million in direct costs related to our FPI-1434 product candidate due to the continued expenditures related to our Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R as well as preclinical research and manufacturing costs.

Platform development and unallocated research and development expenses were $3.1 million for the three months ended September 30, 2020, compared to $1.3 million for the three months ended September 30, 2019. The increase of $1.8 million was due to an increase of $1.1 million in personnel-related costs, an increase of $0.6 million in costs related to our TAT platform and Fast-Clear linker technology and an increase of $0.1 million in other costs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for managing our Phase 1 clinical trial of FPI-1434 and for conducting preclinical research. Personnel-related costs for the three months ended September 30, 2020 and 2019 included share-based compensation of $0.3 million and less than $0.1 million, respectively. The increase in TAT platform and Fast-Clear linker technology costs was primarily due to an increase of $0.6 million in external costs for preclinical studies and activities associated with our advancement of our TAT platform and Fast-Clear linker technology. The increase in other costs was primarily due to an increase in depreciation expense and facilities-related costs.

General and Administrative Expenses

General and administrative expenses were $5.8 million for the three months ended September 30, 2020, compared to $1.9 million for the three months ended September 30, 2019. The increase of $3.9 million was primarily due to a $1.5 million increase in corporate and other costs, a $1.3 million increase in professional fees and a $1.1 million increase in personnel-related costs. The increase in other costs was primarily due to increased general corporate, director and officer insurance and facilities expenses. Professional fees increased primarily due to higher audit, legal and consulting expenses, including legal costs incurred as part of operating as a public company and costs associated with our ongoing business operations. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our general and administrative functions, including in finance, human resources and business development. Personnel-related costs for the three months ended September 30, 2020 and 2019 included share-based compensation of $1.0 million and $0.1 million, respectively.

Other Income (Expense)

Change in Fair Value of Preferred Share Tranche Right Liability. There was no change in fair value of the preferred share tranche right liability recorded for the three months ended September 30, 2020. The change in fair value of the preferred share tranche right liability was a gain of $3.5 million for the three months ended September 30, 2019. The decrease was a result of the preferred share tranche right liability being settled in connection with the achievement of the regulatory milestone associated with the Class B preferred share tranche right.  The Class B preferred share tranche right liability was remeasured for accounting purposes for the final time in the second quarter of 2020.

Interest Income (Expense), Net. Interest income (expense), net for the three months ended September 30, 2020 and 2019 was $0.1 million and $0.2 million, respectively. The decrease in interest income was primarily due to lower interest rates for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, as well as the recognition of the net accretion of discounts and amortization of premiums on investments for the three months ended September 30, 2020, partially offset by the increase in our cash, cash equivalents and investments balances.

Refundable Investment Tax Credits. Refundable investment tax credits recognized as other income for the three months ended September 30, 2020 and 2019 totaled less than $0.1 million.

Other Income (Expense), Net. Other income (expense), net was less than $0.1 million for the three months ended September 30, 2020, compared to less than ($0.1) million for the three months ended September 30, 2019.

Provision for Income Taxes

The income tax benefit was $0.2 million for the three months ended September 30, 2020, compared to income tax expense of $0.2 million for the three months ended September 30, 2019. The benefit for the three months ended September 30, 2020 is a result of the Company claiming a U.S. research and development tax credit to partially offset the current U.S. tax liability. The provision for the three months ended September 30, 2019 is primarily related to income tax obligations of our operating company in the U.S., which generates a profit for tax purposes.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$12,231	$7,216	$5,015
General and administrative	14,105	4,864	9,241
Total operating expenses	26,336	12,080	14,256
Loss from operations	(26,336)	(12,080)	(14,256)
Other income (expense):
Change in fair value of preferred share tranche right liability	(32,722)	3,707	(36,429)
Change in fair value of preferred share warrant liability	(6,399)	—	(6,399)
Interest income (expense), net	249	395	(146)
Refundable investment tax credits	139	132	7
Other income (expense), net	148	76	72
Total other income (expense), net	(38,585)	4,310	(42,895)
Loss before (provision) benefit for income taxes	(64,921)	(7,770)	(57,151)
Income tax (provision) benefit	(27)	(213)	186
Net loss	$(64,948)	$(7,983)	$(56,965)

Research and Development Expenses

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$4,498	$3,232	$1,266
Platform development and unallocated research and development expenses:
TAT platform and Fast-Clear linker technology	3,251	2,078	1,173
Personnel related (including share-based compensation)	3,894	1,545	2,349
Other	588	361	227
Total research and development expenses	$12,231	$7,216	$5,015

Research and development expenses were $12.2 million for the nine months ended September 30, 2020, compared to $7.2 million for the nine months ended September 30, 2019. The increase of $5.0 million was primarily due to an increase of $3.7 million in platform development and unallocated research and development costs, described below, as well as an increase of $1.3 million in direct costs related to our FPI-1434 product candidate due to the continued expenditures related to our Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R as well as preclinical research and manufacturing costs.

Platform development and unallocated research and development expenses were $7.7 million for the nine months ended September 30, 2020, compared to $4.0 million for the nine months ended September 30, 2019. The increase of $3.7 million was due to an increase of $2.3 million in personnel-related costs, an increase of $1.2 million in costs related to our TAT platform and Fast-Clear linker technology and an increase of $0.2 million in other costs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for managing our Phase 1 clinical trial of FPI-1434 and for conducting preclinical research. Personnel-related costs for the nine months ended September 30, 2020 and 2019 included share-based compensation of $0.5 million and $0.1 million, respectively. The increase in TAT platform and Fast-Clear linker technology costs was primarily due to an increase of $0.3 million in costs associated with our asset purchase and licensing agreements as well as an increase of $0.8 million in external costs for preclinical studies and activities associated with our advancement of our TAT platform and Fast-Clear linker technology. The increase in other costs was primarily due to an increase in depreciation expense and facilities-related costs.

General and Administrative Expenses

General and administrative expenses were $14.1 million for the nine months ended September 30, 2020, compared to $4.9 million for the nine months ended September 30, 2019. The increase of $9.2 million was primarily due to a $4.0 million increase in professional fees, a $3.0 million increase in personnel-related costs and a $2.2 million increase in other costs. Professional fees increased primarily due to higher audit, legal and consulting expenses as well as legal costs incurred in preparation to operate, and operating as a public company and costs associated with our ongoing business operations. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our general and administrative functions, including in finance, human resources and business development. Personnel-related costs for the nine months ended September 30, 2020 and 2019 included share-based compensation of $1.5 million and $0.2 million, respectively. The increase in other costs was primarily due to increased general corporate, director and officer insurance, facilities and depreciation expenses.

Other Income (Expense)

Change in Fair Value of Preferred Share Tranche Right Liability. The change in fair value of the preferred share tranche right liability was a loss of $32.7 million for the nine months ended September 30, 2020, compared to a gain of $3.7 million for the nine months ended September 30, 2019. The decrease was primarily due to an increase in the fair value of the underlying preferred shares and an increase in the probability of achieving the specified milestones underlying the preferred share tranche rights which occurred in May 2020, partially offset by a reduction in the remaining estimated time period of achievement of the specified milestones underlying the preferred share tranche rights. The preferred share tranche right liability was settled in connection with the achievement of the regulatory milestone associated with the Class B preferred share tranche right.  The Class B preferred share tranche right liability was remeasured for accounting purposes for the final time in the second quarter of 2020.

Change in Fair Value of Preferred Share Warrant Liability. The change in fair value of the preferred share warrant liability was a loss of $6.4 million for the nine months ended September 30, 2020, which was primarily due to an increase in the fair value of the underlying Class B preferred shares as a result of the fair value increase from the IPO. There was no preferred share warrant liability recorded as of September 30, 2019.

Interest Income (Expense), Net. Interest income (expense), net for the nine months ended September 30, 2020 and 2019 was $0.2 million and $0.4 million, respectively. The decrease in interest income was primarily due to lower interest rates for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, as well as the recognition of the net accretion of discounts and amortization of premiums on investments for the three months ended September 30, 2020, partially offset by the increase in our cash, cash equivalents and investments balances.

Refundable Investment Tax Credits. Refundable investment tax credits recognized as other income for the nine months ended September 30, 2020 and September 30, 2019 was $0.1 million for each of the periods.

Other Income (Expense), Net. Other income (expense), net for the nine months ended September 30, 2020 and September 30, 2019 was $0.1 million for each of the periods.

Provision for Income Taxes

The provision for income taxes was less than $0.1 million for the nine months ended September 30, 2020, compared to $0.2 million for the nine months ended September 30, 2019. The provisions in each period were primarily related to income tax obligations of our operating company in the U.S., which generates a profit for tax purposes.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. On June 30, 2020, we completed our IPO of our common shares and issued and sold 12,500,000 shares of our common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs.  Prior to our IPO, we have funded our operations to date primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). Through September 30, 2020, we had received net proceeds of $364.2 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares).

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(26,685)	$(9,857)
Net cash used in investing activities	(55,349)	(340)
Net cash provided by financing activities	265,451	52,187
Net increase in cash, cash equivalents and restricted cash	$183,417	$41,990

Operating Activities

During the nine months ended September 30, 2020, operating activities used $26.7 million of cash primarily resulting from our net loss of $64.9 million and net cash used by changes in our operating assets and liabilities of $3.3 million, partially offset by non-cash charges of $41.5 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted of a $3.8 million increase in prepaid expenses and other current assets, a $0.5 million increase in other non-current assets and a $0.1 million decrease in income taxes payable, partially offset by a $1.0 million increase in accrued expenses and a $0.2 million increase in accounts payable. The increase in prepaid expenses and other current assets was primarily due to the timing of payment of annual premiums for various corporate insurance policies.

During the nine months ended September 30, 2019, operating activities used $9.9 million of cash, primarily resulting from our net loss of $8.0 million and non-cash adjustments of $3.2 million, partially offset by net cash provided by changes in our operating assets and liabilities of $1.3 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of a $0.7 million increase in accrued expenses and a $0.4 million increase in accounts payable. The increase in accrued expenses was primarily due to increases in our research and development expenses and general and administrative expenses due to the growth in our business as well as the timing of vendor invoicing and payments.

Investing Activities

During the nine months ended September 30, 2020, net cash used in investing activities was $55.3 million, consisting of purchases of investments of $54.3 million and purchases of property and equipment of $1.1 million.

During the nine months ended September 30, 2019, net cash used in investing activities was $0.3 million, consisting of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $265.5 million, consisting of net proceeds of $197.6 million from our issuance of common shares upon the closing of our IPO, net of underwriter fees before deducting for offering costs, $65.7 million from our issuance of Class B preferred shares and a Class B preferred share tranche right and $6.7 million from the issuance of Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited, partially offset by $4.6 million in payments of offering costs associated with our IPO.

During the nine months ended September 30, 2019, net cash provided by financing activities was $52.2 million, consisting primarily of net proceeds of $45.5 million from our issuance of Class B preferred shares and a Class B preferred share tranche right and $6.7 million from the issuance of Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited and a Class B preferred share tranche right.

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

•	subject to receipt of regulatory approval and revenue, if any, received from commercial sales for any approved indications for any of our product candidates;
•	the extent to which we enter into collaborations with third parties, in-license or acquire rights to other products, product candidates or technologies;
•	our headcount growth and associated costs as we expand our research and development capabilities and establish a commercial infrastructure;
•

the costs of preparing, filing and prosecuting patent applications and maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and

•	the costs of operating as a public company.

We believe that our existing cash, cash equivalents and investments as of September 30, 2020 will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Upon the closing of our IPO, the warrants to purchase its convertible preferred shares and warrants to purchase preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited were converted into warrants to purchase shares of the Company’s common shares.  As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to shareholders’ equity (deficit) as the warrants qualify for equity classification.

For additional information about our preferred share financings and transactions with related parties, see “Certain Relationships and Related Person Transactions.”

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies and our financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2020, we had an aggregate cash, cash equivalents, restricted cash and investments balance of $304.8 million which consisted of cash, money market funds, U.S. government agency securities, corporate bonds and commercial paper. As of December 31, 2019, we had an aggregate cash and restricted cash balance of $67.1 million.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority our investments are short-term in nature. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

As of September 30, 2020 and December 31, 2019, we had no debt outstanding and are therefore not subject to interest rate risk related to debt.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. The functional currency of our operating company in Canada, operating company in the U.S. and non-operating company in Ireland is also the U.S. dollar. As a result, we record no cumulative translation adjustments related to translation of unrealized foreign exchange gains or losses.

For the remeasurement of local currencies to the U.S. dollar functional currency of the Canadian and Irish entities, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, and income items and expenses are translated into U.S. dollars at the average exchange rate in effect during the period. Resulting transaction gains (losses) are included in other income (expense), net in the consolidated statements of operations and comprehensive loss, as incurred. During the three and nine months ended September 30, 2020 and 2019, recognized transaction gains and losses were insignificant.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact in our internal controls over financial reporting despite our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls including changes to their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, other than the updates noted below. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common shares involves a high degree of risk. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

The strategic collaboration agreement with AstraZeneca is important to our business. We may depend on AztraZeneca or additional third parties for the development and commercialization of our other programs and future product candidates. Our current and future collaborators may control aspects of our clinical trials, which could result in delays or other obstacles in the commercialization of the product candidates we develop. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

Under the strategic collaboration agreement, the Collaboration Agreement, entered into between us and AstraZeneca UK Limited, or AstraZeneca, in October 2020, we and AstraZeneca will jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer by leveraging our Targeted Alpha Therapies, or TATs, platform and expertise in radiopharmaceuticals with AstraZeneca’s portfolio of antibodies and cancer therapeutics. For the combination therapies, the parties will evaluate potential combination strategies involving our existing assets, including our lead candidate FPI-1434, in combination with certain of AstraZeneca’s existing therapeutics for the treatment of various cancers. AstraZeneca is obligated to fully fund all research and development activities for the combination strategies.

Our current Collaboration Agreement poses, and potential future collaborations involving our product candidates may pose, the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
•

collaborators may not properly enforce, maintain or defend our intellectual property rights or may use our proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation, or other intellectual property proceedings;

•

disputes may arise between a collaborator and us that cause the delay or termination of the research, development or commercialization of the product candidate, or that result in costly litigation or arbitration that diverts management attention and resources;

•

if a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated; and

•	collaboration agreements may restrict our right to independently pursue new product candidates.

As a result, if we enter into additional collaboration agreements and strategic partnerships or license our intellectual property or products, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that we will achieve the revenue or specific income expected of the Collaboration Agreement, or future strategic collaboration and licenses, which would harm our business prospects and financial condition.

We and AstraZeneca can each terminate the strategic collaboration agreement under certain circumstances.  Termination of the strategic collaboration agreement could prevent us from further developing or commercializing products directed to the molecular targets which are the subject of the strategic collaboration agreement and could prevent us from obtaining milestones and revenues for such product candidates.   Any of these events would have a material adverse effect on our results of operations and financial condition.

If the antibody targets or de novo radioconjugates subject to the AstraZeneca Collaboration Agreement fail to advance or experience unacceptable safety or efficacy results if clinically developed, this could adversely impact the reputation of our Fast-Clear technology and our ability to engage in future collaborations.

If the antibody targets or novel TATs associated with the Collaboration Agreement fail to advance into the clinic, or experience negative results with respect to safety, efficacy, manufacturability, or other features of research and development, this could adversely affect the reputation of our Fast-Clear linker technology and our ability to engage in future collaborations. To the extent these assets do not successfully advance through clinical development, this may impair our ability to leverage our platform or to further expand the use of our platform and generate future revenue, which could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On June 30, 2020, upon the closing of our IPO, all 28,874,378 of the then-outstanding preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited, our majority-owned subsidiary, were redeemed in exchange for 28,874,378 of our preferred shares, and all 27,234,489 of our outstanding preferred shares, including the preferred shares issued upon the redemption of the preferred exchangeable shares, were automatically converted into 27,234,489 common shares. Upon the closing of our IPO, all 400,244 of our outstanding non-voting common shares were automatically converted into 400,244 voting common shares, and all 1,529,311 of our outstanding voting common shares automatically converted in 1,529,311 common shares.  The issuances of common shares in connection with the closing of our IPO was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) of the Securities Act, involving an exchange of securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved in the foregoing issuances of shares.

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

Use of Proceeds from our Public Offering of Common Shares

On June 30, 2020, we completed our IPO pursuant to which we issued and sold 12,500,000 of our common shares, at a public offering price of $17.00 per share.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Amendment No. 1 to Asset Purchase Agreement, dated October 8, 2020, by and between Fusion Pharmaceuticals Inc. and Rainier Therapeutics, Inc.

10.2**	Strategic Collaboration Agreement by and between Fusion Pharmaceuticals Inc. and AstraZeneca UK Limited, dated October 30, 2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Previously filed.
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

Fusion Pharmaceuticals Inc.

Date: November 10, 2020	By:	/s/ John Valliant
John Valliant
Chief Executive Officer

Date: November 10, 2020	By:	/s/ John Crowley
John Crowley
Chief Financial Officer