Form 10-K
period 2020-12-31
Fusion Pharmaceuticals Inc.
filed 2021-03-25
CIK 1805890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39344

Fusion Pharmaceuticals Inc.

(Exact name of Registrant as specified in its Charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
270 Longwood Rd., S. Hamilton, ON, Canada	L8P 0A6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (289) 799-0891

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value per share	FUSN	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the common shares on the NASDAQ Global Select Market on June 30, 2020, was $545.1 million.

The number of the Registrant’s common shares outstanding as of March 15, 2021 was 41,845,181.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its 2021 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2020. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

Summary of Material Risks Associated with Our Business

Our ability to implement our business strategy is subject to numerous risks and uncertainties. This summary does not include all material risks associated with our business and is not a conclusive ranking or prioritization of our risk factors. Further, placement of certain of these risks in the summary section as opposed to others does not constitute guidance that the risk factors included in the summary are the only material risks to consider when considering an investment in our securities. We believe that all risk factors presented in this Annual Report on Form 10-K are important to an understanding of our company and should be given careful consideration. In addition, the summary of company specific risks does not include the appropriate level of detail necessary to fully understand these risks, and the corresponding risk factors that follow provide essential detail and context necessary to fully understand and appreciate these principal risks associated with our business.

These risks include, but are not limited to, the following:

•	We have incurred significant losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future;

•

We will require substantial additional financing, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts;

•

Our approach to the discovery and development of product candidates based on our proprietary Fast-Clear technology represents a novel approach to radiation therapy, which creates significant and potentially unpredictable challenges for us;

•

Assessments of the long-term safety of targeted alpha emitting isotope therapies in humans have been limited, and there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time;

•

We are very early in our development efforts. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed;

•

Our business is highly dependent on our lead product candidate, FPI-1434, as the lead investigational asset for our TAT platform and Fast-Clear linker technology, and we must complete preclinical studies and clinical testing before we can seek regulatory approval and begin commercialization of any of our other product candidates. If we are unable to obtain regulatory approval for, and successfully commercialize, FPI-1434, our business may be materially harmed and such failure may affect the viability of our other product candidates;

•

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate;

•

The commercial success of our products and product candidates will depend upon public perception of radiopharmaceuticals and the degree of their market acceptance by physicians, patients, healthcare payors and others in the medical community;

•	We expect to develop FPI-1434, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks;

•	COVID-19 may materially and adversely affect our business and financial results;

•

Presently our product candidates are biologics and the manufacture of our product candidates is complex. We rely, and will continue to rely, on third parties to manufacture our lead product candidate for our ongoing clinical trial and our preclinical studies as well as any preclinical studies or clinical trials of our future product candidates that we may conduct. We also expect to rely on third parties for the commercial manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product supplies or product candidates, or fail to do so at acceptable quality levels or prices;

•	We may be unable to obtain a sufficient supply of radioisotopes to support clinical development or at commercial scale;

•	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates;

•	We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business; and

•	Our U.S. shareholders may suffer adverse tax consequences if we are characterized as a PFIC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative or plural of those terms, and similar expressions.

Forward-looking statements include, but are not limited to, statements about:

•	our status as a development-stage company and our expectation to incur losses in the future;
•	our estimates regarding our expenses, future revenues, anticipated future capital requirements and our need to raise additional funds;
•	our ability to build a pipeline of product candidates and develop and commercialize drugs;
•	our unproven approach to therapeutic intervention;
•	the impact of the COVID-19 pandemic on our business, operations and financial condition;
•	our ability to enroll patients and volunteers in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;
•	the timing, progress and receipt of data from our ongoing and planned clinical trials of FPI-1434 and FPI-1966 and the potential use of those candidates to treat various indications;
•	our ability to establish our own manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	our ability to protect and enforce our intellectual property rights;
•	federal, state, and foreign regulatory requirements, including the U.S. Food and Drug Administration (the "FDA") regulation of our product candidates;
•	the timing of clinical trials and the likelihood of regulatory filings and approvals;
•	our ability to obtain and retain key executives and attract and retain qualified personnel;
•	our ability to successfully manage our growth; and
•	developments relating to our competitors and our industry.

Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A. “Risk Factors,” below and for the reasons described elsewhere in this Annual Report on Form 10-K. Any forward-looking statement in this Annual Report on Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs and consumer products, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources and we have not independently verified the data from third party sources. In some cases, we do not expressly refer to the sources from which these data are derived.

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “Fusion,” “the Company,” “we,” “us,” “our” and similar references refer to Fusion Pharmaceuticals Inc. and its wholly owned subsidiaries. This Annual Report on Form 10-K also contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I

Item 1. Business.

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

Our lead product candidate, FPI-1434, utilizes our Fast-Clear linker to connect a humanized monoclonal antibody that targets the insulin-like growth factor 1 receptor, or IGF-1R, with the alpha emitting isotope actinium-225, or 225Ac. IGF-1R is a well-established tumor target that is found on numerous types of cancer cells but historical attempts to suppress tumors by inhibiting the IGF-1R signaling pathway have been unsuccessful in the clinic. For FPI-1434, we have designed the product candidate to rely on the IGF-1R antibody only as a way to identify and deliver our alpha emitting payload to the tumor, and the mechanism of action does not depend on the IGF-1R signaling pathway to kill the tumor. We are currently conducting a Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R and convened a Safety Review Committee (“SRC”) meeting in the third quarter of 2020 to evaluate the safety and tolerability of the third dose escalation cohort of 40kBq/kg administered as a single dose. The available safety, dosimetry, pharmacokinetic and biodistribution data from the single dose escalation portion of the study provided justification for the initiation of FPI-1434 multi-dosing at 75kBq/kg and the SRC made the recommendation to proceed with dose escalation to 75kBq/kg administered as repeat doses. We dosed the first patient in the multi-dose escalation portion of the study in the fourth quarter of 2020. We anticipate reporting Phase 1 multiple-dose safety and imaging data, and the recommended Phase 2 dose/schedule, in the first half of 2022. Based on the mechanisms of action of FPI-1434 and data from our preclinical studies, we are also evaluating the combination potential of FPI-1434 with checkpoint inhibitors as well DNA damage response inhibitors. In addition, we are progressing our earlier-stage product candidate, FPI-1966, into clinical development, and expect to submit an investigational new drug application, or IND, for FPI-1966 for the treatment of head and neck and bladder cancers expressing fibroblast growth factor receptor 3, or FGFR3, in the second quarter of 2021.

Radiopharmaceuticals are drugs that contain medical isotopes, which are unstable elements that emit radiation and can be used to diagnose and treat cancers. To create targeted radiopharmaceuticals, radiation emitting medical isotopes are typically attached to targeting molecules, which are then administered via intravenous injection. Once administered, the radiopharmaceuticals selectively target tumor antigens that are unique to, or preferentially expressed on, cancer cells throughout the body. There are two main classes of therapeutic radiopharmaceuticals, which differ based on the types of particles that are emitted—those based on beta emitting isotopes and those based on alpha emitting isotopes. Beta emitting isotopes damage cancer cells primarily by creating free radicals that damage cellular machinery and cause single-stranded DNA breaks, which can be repaired by the cell. In contrast, alpha particles cause greater physical damage to cancer cells than beta particles, including multiple double-stranded DNA breaks, which are highly lethal. Alpha particles are larger and have higher energy transfer rates than beta particles. This higher energy transfer rate allows alpha particles to deposit a greater amount of tumor-killing energy over a short distance of one to two cells, compared to the relatively long distance of up to 12 mm for beta particles, allowing alpha particles to cause damage only to cancer cells in close proximity while reducing off-target radiation risk.

We are leveraging our proprietary TAT platform to build on the successes of currently available radiation therapies and create the next-generation of precision oncology radiopharmaceuticals. Our TATs are comprised of three components: (i) a targeting molecule, such as a monoclonal antibody or other delivery vehicle, that is designed to selectively target antigens that are unique to, or preferentially expressed on, cancer cells throughout the body; (ii) the alpha emitting medical isotope 225Ac, designed to kill cancer cells; and (iii) our proprietary Fast-Clear linker that attaches the targeting molecule to the radioactive payload. Our Fast-Clear linker has shown in preclinical studies the differentiated ability to promote enhanced clearance of the non-tumor localized 225Ac payload without sacrificing the uptake of 225Ac into the tumor, which we believe will improve tolerability and widen the therapeutic window of our product candidates.

We believe that our TAT platform and product candidates, if approved, could provide several potential advantages over currently available radiopharmaceuticals, including:

•	enhanced tumor-killing power by using alpha particle radiation;
•	ability to use multiple targets and classes of targeting molecules;
•	broad applicability across multiple tumor types;
•	increased tolerability and therapeutic window associated with our Fast-Clear linker;
•	exploitation of multiple mechanisms of action, including direct DNA damage and an alpha particle-mediated enhanced anti-tumor immune response;
•	an established manufacturing process and supply chain; and
•	ability to use imaging diagnostics to enrich our targeted patient populations.

Our lead product candidate, FPI-1434, is designed to target and deliver an alpha emitting isotope to cancer cells expressing IGF-1R, a receptor that is overexpressed on many tumor types. FPI-1434 is designed to utilize our Fast-Clear linker to connect a human monoclonal antibody that targets IGF-1R with 225Ac, a powerful alpha emitting isotope with desirable half-life and decay chain properties. In preclinical studies, FPI-1434 was able to cause tumor regression in mouse models in a dose-dependent manner by delivering 225Ac to the tumor site and creating multiple double-stranded DNA breaks. At higher doses, FPI-1434 was able to eradicate tumors with a single dose. In preclinical studies, FPI-1434 has demonstrated high specificity and binding capability in a variety of different tumor types, with no noticeable effect on the biological function of the antibody as a result of connecting the naked antibody to 225Ac with our Fast-Clear linker to form our TAT.

We are currently evaluating FPI-1434 as a monotherapy in the dose escalation portion of a Phase 1 clinical trial in patients with IGF-1R positive solid tumors to assess its safety, tolerability and pharmacokinetics as well as to identify the maximum tolerated dose, or MTD, and the recommended Phase 2 dose. As part of the screening process, patients are administered the imaging analogue of FPI-1434, which utilizes the same linker and targeting molecule, but replaces 225Ac with the radioactive imaging isotope indium-111, or 111In, and only those who meet predefined tumor uptake and dosimetry, or radiation dose, standards are advanced into the trial. We convened an SRC meeting in the third quarter of 2020 to evaluate the safety and tolerability of the third dose escalation cohort of 40kBq/kg administered as a single dose. The SRC made the recommendation to proceed with dose escalation to 75kBq/kg administered as repeat doses. We dosed the first patient in the multi-dose escalation portion of the study in the fourth quarter of 2020. We anticipate reporting Phase 1 multiple-dose safety and imaging data, and the recommended Phase 2 dose/schedule, in the first half of 2022. Based on the data from this trial, along with immunohistochemistry data regarding IGF-1R positive tumors, we plan to prioritize the tumor types to evaluate in future trials of FPI-1434.

We believe the multiple mechanisms of action of our TATs may give them the ability to treat hard-to-treat solid tumors and the potential to work synergistically with other approved oncology therapies. The primary mechanism of action of 225Ac is direct cell damage through the induction of multiple double-stranded DNA breaks. A secondary mechanism, which would likely expand the effective direct cell kill range of the alpha particles, is referred to as the Bystander Effect. This effect has been shown to be as significant to the overall efficacy in killing cancer cells as the direct DNA breaks. The Bystander Effect has been shown to propagate alpha particle-induced cell death from irradiated dying cells to kill adjacent non-irradiated cells up to 1,000 µm away in a three-dimensional solid tumor model. We have observed a third potential mechanism of action as a result of the destruction of tumor cells through alpha radiation in our preclinical studies. Specifically, when alpha radiation destroyed tumor cells, it led to the release of tumor-associated antigens and concomitant maturation of antigen-presenting cells, or APCs, which activated and proliferated T cells at tumor sites, even in the absence of the targeted antigen. Based on this alpha-mediated immune response, we believe that the combination of our TATs with checkpoint inhibitors may lead to a robust therapeutic effect in solid tumors as compared to checkpoint inhibitor monotherapies and, in our preclinical studies, we have observed robust synergistic anti-tumor effects when combining FPI-1434 with approved checkpoint inhibitors.

We are also exploring the potential of combining FPI-1434 with DNA damage response inhibitors, or DDRis, such as PARP inhibitors. In cancer patients with pre-existing genetic defects in double-stranded DNA break repair, the PARP pathway becomes a primary DNA repair system and inhibition of that pathway results in cell death. In our preclinical studies, we have seen a strong synergistic effect by combining FPI-1434 with approved PARP inhibitors. We are conducting additional preclinical studies of FPI-1434 in combination with approved checkpoint inhibitors and DDRis, including PARP inhibitors, to further assess the anti-tumor activity, dosing schedule and pharmacodynamics of the combinations. We believe that the synergies we have observed could expand the addressable patient populations for FPI-1434 and allow for potential use in earlier lines of treatment, if approved, after completing the initial evaluation of FPI-1434 in a relapsed or refractory patient population. In addition, we believe these combinations with FPI-1434, if approved, could potentially expand the addressable markets of several currently approved oncology therapeutics.

In November 2020, we announced a strategic collaboration agreement with AstraZeneca UK Limited, or AstraZeneca, to jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer.  The collaboration leverages Fusion’s TATs platform and expertise in radiopharmaceuticals with AstraZeneca’s leading portfolio of antibodies and cancer therapeutics, including DDRis. Under the terms of the collaboration agreement, the companies will jointly discover, develop and commercialize novel TATs, which will utilize Fusion’s Fast-Clear™ linker technology platform with antibodies in AstraZeneca’s oncology portfolio. In addition, the companies will exclusively explore certain specified combination strategies between TATs (including Fusion’s lead candidate FPI-1434) and AstraZeneca therapeutics, for the treatment of various cancers. Both companies will retain full rights to their respective assets.

We are also leveraging our TAT platform to progress our earlier-stage product candidates, including FPI-1966, into clinical development. We have designed FPI-1966 to target and deliver 225Ac to tumors expressing FGFR3, a protein that is overexpressed in head and neck and bladder cancers. We expect to submit an IND for FPI-1966 for the treatment of head and neck and bladder cancers expressing FGFR3 in the second quarter of 2021. To further expand our pipeline, we have in-licensed, and are continuing to in-license, additional targeting molecules for the development of TATs that are in various stages of discovery and preclinical development.

Our company was founded to advance certain intellectual property relating to radiopharmaceuticals that had been developed by the Centre for Probe Development and Commercialization, or CPDC, which we believe is a center of excellence and recognized leader in the field of radiopharmaceutical manufacturing. Our founder and Chief Executive Officer, John Valliant, Ph.D., who has 25 years of experience working in the radiopharmaceutical field, was the founder and CEO with responsibility for financing the CPDC and for delivering on its vision and mission. Over nearly a decade of work at the CPDC, members of our management team, specifically our Chief Scientific Officer, Eric Burak, developed our proprietary Fast-Clear linker technology to enable the delivery of alpha emitting radiopharmaceuticals to tumor cells while simultaneously promoting enhanced clearance of the non-tumor localized isotopes. We have developed robust manufacturing and supply chain capabilities for TATs. In addition, we have assembled a management team with extensive experience with radiopharmaceuticals, preclinical and clinical development of oncology therapies, commercialization and business development. We completed our initial public offering (or “IPO”) in June of 2020 and currently have cash and investments to fund operations through 2023.

Our Pipeline

We are leveraging our TAT platform and Fast-Clear linker technology to advance a pipeline of alpha-based therapeutic programs to treat various cancers. The figure below details our current pipeline of TATs.

Background of Radiation-Based Therapies and Radiopharmaceuticals

External beam radiation, or ExB, is one of the most widely used treatments for cancer, with approximately 50% of all cancer patients receiving radiation therapy during the course of treatment. To deliver ExB, a radiation therapy device is used to aim a beam of ionizing radiation into the tumor to kill cancer cells. Based on advances in radiation technology, ExB is highly effective in killing cancer cells and this treatment modality contributes towards approximately 40% of curative treatment for cancer. However, despite the successes of ExB treatment, only a limited number of sites in the body can be irradiated at any time by this treatment due to the off-target effects of radiation that can damage normal tissues. In addition, not all types of cancers can be treated with ExB, as certain organs or tumor types may be difficult to access with radiation beams. As a result, ExB use has generally been restricted to treating localized tumors and is not typically used as a monotherapy to treat patients who have metastatic disease.

Evolution of Radiopharmaceuticals

Radiopharmaceuticals have been developed as a way to precisely apply the tumor-killing power of radiation to a wider array of cancers, including for patients who have metastatic disease. Radiopharmaceuticals are drugs that contain medical isotopes, which are unstable elements that emit radiation and can be used to diagnose and treat cancers. To create radiopharmaceuticals, radiation emitting medical isotopes are typically attached to targeting molecules and administered via intravenous injection. Once administered, the radiopharmaceuticals selectively target tumor antigens that are unique to, or preferentially expressed on, cancer cells throughout the body. Currently available targeted radiopharmaceuticals have demonstrated the ability to simultaneously bind to and kill multiple tumors.

Alpha vs. Beta Radiopharmaceuticals

There are two main classes of therapeutic radiopharmaceuticals, which differ based on the types of particles that are emitted—those based on beta emitting isotopes and those based on alpha emitting isotopes. Historically, due to the readily available supply of beta emitting isotopes and the better understanding of their chemistry and biology, they were more widely used than alpha emitting isotopes. As a result, first-generation targeted therapeutic radiopharmaceuticals were based on beta emitting isotopes, which kill cancer cells primarily by creating free radicals that damage cellular machinery and cause single-stranded DNA breaks, which can be repaired by the cell. As a result, certain cancers are refractory to beta particle-based radiopharmaceutical treatment, especially those with low oxygen levels (hypoxic tumors). Products based on beta emitting isotopes have been developed successfully, but as the development of radiopharmaceuticals continued to evolve, a deeper understanding of the potential of alpha emitting isotopes for treating cancer has emerged.

Compared to beta particles, alpha particles cause greater physical damage to cancer cells, including multiple double-stranded DNA breaks, for which there is no viable resistance mechanism, unlike in the case of single-stranded DNA breaks. Double-stranded DNA breaks are highly lethal, with even a single double-stranded break being sufficient to cause cancer cell death. Alpha particles are 8,000 times larger than beta particles with an approximately 4,000-fold higher energy transfer rate, providing alpha particles with the advantage of depositing a high amount of tumor-killing energy over a short distance of one to two cells, compared to the relatively long distance of up to 12 mm for beta particles. The amount of energy produced by alpha particles is high enough such that only a small number of alpha particles are required to cause cell death, including those with low oxygen levels. This feature, when combined with their short path length, enables alpha particles to cause damage only to cancer cells in close proximity, reducing the risk of off-target radiation and normal cell damage that can occur with beta particles. However, because of the short travel distance, alpha particles need to be delivered into or on the surface of tumor cells to achieve the desired therapeutic effect.

The graphic below illustrates a comparison of the key differences between beta particles and alpha particles.

*	Molecule size and arrows representing travel distance shown for illustrative purposes only and not drawn to scale.

Commercially Available Radiopharmaceuticals

Two of the earliest antibody targeted radiopharmaceuticals, Bexxar and Zevalin, are beta emitting therapies for the treatment of CD20 positive lymphomas. Despite receiving approval from the U.S. Food and Drug Administration, or FDA, Bexxar and Zevalin proved difficult to handle commercially and required specialized rooms for administration, which limited the number of sites that could deliver the treatment and market acceptance of the therapies. Usage of Bexxar and Zevalin was also hampered by supply chain issues, including the need for some on-site production and handling, and reimbursement challenges due to the logistics of medical oncologists having to manage the patients while nuclear medicine physicians administered the therapies. These challenges limited the commercial success of these first-generation radiopharmaceuticals.

Since that time, next-generation radiopharmaceuticals have been developed and approved. The first and only approved alpha emitting therapy is Xofigo, a salt of radium that naturally localizes to regions where cancer cells are infiltrating bone. Xofigo was approved in 2013 for the treatment of bone metastases associated with prostate cancer. Unlike some of the first-generation targeted radiopharmaceutical therapies, Xofigo utilizes centralized manufacturing, can be administered in typical oncology suites and has overcome reimbursement challenges. In addition, the approval and demonstrated efficacy of Xofigo show that alpha emitting therapies can be a safe and effective way to eradicate cancer cells. Despite Xofigo’s use being limited to its approved label due to its inability to be robustly connected to a targeting molecule, Xofigo has been widely adopted and used in over 1,100 sites in the U.S. alone, with worldwide sales of approximately $300 million in 2020. Another next-generation targeted radiopharmaceutical therapy that has been recently approved is Lutathera, a beta emitting therapy. Since its approval in 2018, annual worldwide sales of Lutathera reached $445 million in 2020, despite only being approved recently and for only a subset of neuroendocrine cancers.

Our Targeted Alpha Therapies Platform and Fast-Clear Linker Technology

Overview

We believe that we can build on Xofigo’s proven mechanism of action as an alpha emitting therapy and Lutathera’s initial commercial success as a targeted radiopharmaceutical. We are developing the next generation of precision oncology TATs that have the potential to treat a large population of cancer patients across multiple tumor types, including those with metastatic disease. By leveraging our proprietary TAT platform, we aim to develop alpha emitting radiopharmaceuticals that can be attached to targeting molecules to deliver the radioactive payload directly to difficult to treat tumors. The foundation of our TAT platform is our Fast-Clear linker technology, which is designed to enable us to connect our alpha emitting isotope of choice, 225Ac, to a desired targeting molecule to deliver radiation directly to cancer cells. Unlike commercially available linkers, our proprietary Fast-Clear linker has shown in preclinical studies the differentiated ability to promote enhanced clearance of the non-tumor localized 225Ac payload without sacrificing the uptake of the alpha particle into the tumor. Rapid clearance of the alpha emitting isotope from normal tissues is important to enhance tolerability and widen the therapeutic window of our product candidates. In addition to our Fast-Clear linker technology, our TAT platform is underpinned by our research and insights into the underlying biology of alpha emitting radiopharmaceuticals as well as our capabilities in target identification, candidate generation, manufacturing and supply chain and development of imaging diagnostics.

As depicted in the figure below, our platform generates TATs that are comprised of three components: (i) a targeting molecule such as a monoclonal antibody or other delivery vehicle that is designed to selectively target antigens that are unique to, or preferentially expressed on, cancer cells throughout the body; (ii) the alpha emitting medical isotope 225Ac designed to kill cancer cells; and (iii) our proprietary Fast-Clear linker that attaches the targeting molecule to the radioactive payload.

We utilized our TAT platform to discover, design and develop our lead program, FPI-1434, which is currently in an ongoing Phase 1 clinical trial, and we plan to continue to leverage our platform to assess the potential of and develop multiple additional pipeline programs, including FPI-1966.

We believe that our TAT platform and product candidates, if approved, could provide several potential advantages over currently available radiopharmaceuticals, including:

•	enhanced tumor-killing power by using alpha particle radiation;
•	ability to use multiple targets and classes of targeting molecules;
•	broad applicability across multiple tumor types;
•	increased tolerability and therapeutic window associated with our Fast-Clear linker;
•	exploitation of multiple mechanisms of action, including direct DNA damage and an alpha particle-mediated enhanced anti-tumor immune response;

•	an established manufacturing process and supply chain; and
•	ability to use imaging diagnostics to enrich our targeted patient populations.

Our TAT Platform

Fast-Clear Linker Technology

In order to maximize the potential clinical benefit of radiopharmaceuticals to patients and minimize potential toxicity issues, we believe that TATs must selectively localize and remain within the tumor while the portions of the TAT that are not localized within the tumor are rapidly cleared from the body. Over nearly a decade of work at CPDC, we developed our proprietary Fast-Clear linker technology to enable the delivery of isotopes to tumor cells while simultaneously promoting enhanced clearance of the non-tumor localized isotopes. When our TATs are metabolized outside of cancer cells, the Fast-Clear linker, unlike standard commercial linkers, is designed to rapidly clear from the body along with any isotopes bound to the linker. We believe that our linker’s ability to promote clearance without compromising the tumor’s uptake of the alpha particle overcomes a longstanding challenge of radiopharmaceutical drug development.

As shown in the image below, our Fast-Clear linker has been observed in preclinical studies to clear 3.1 times the amount of non-tumor localized radiopharmaceuticals compared to the most widely used commercial linker, reducing radiation exposure to normal tissue. In our preclinical studies, we administered mice (n=5 in each dose group or vehicle group) with either an analogue of FPI-1434 or a radioimmunoconjugate utilizing a commercially available linker. Over a seven-day observation period following administration, we measured the amount of radioactivity excreted in the mice urine and feces to determine the amount of non-tumor localized radiopharmaceuticals cleared. We believe the ability of our Fast-Clear linker to clear more non-tumor localized radiopharmaceuticals than commercial linkers could widen the therapeutic window of our product candidates.

Fast-Clear Linker Promoted Enhanced Clearance of Non-Tumor Localized Radiopharmaceuticals

Fusion's Linker
Commercial Linker
3.1X
% Dose Excreted
50
40
30
20
10
0
0
1
2
3
4
5
6
7
Time (days)

Our Fast-Clear linker is designed to be connected to several major classes of targeting molecules, as demonstrated in our preclinical studies. While our initial product candidates employ the same linker, we have developed a proprietary library of Fast-Clear linkers with distinct properties that may be used for future radiopharmaceutical candidates.

Our Choice of Alpha Emitter—Actinium-225

Although there are many alpha emitting isotopes, we believe that the ideal therapeutic isotope should emit multiple alpha particles in rapid succession in order to maximize damage to cancer cells and increase efficacy, while having a half-life long enough to allow for central manufacturing and distribution of products to clinical sites in a ready-to-use form. We are developing our TATs with 225Ac due to its unique decay chain and half-life properties. In particular, the 225Ac decay chain gives off four alpha emissions in rapid succession, maximizing the damage to the DNA of tumor cells before ultimately becoming a non-radioactive isotope. 225Ac has a half-life of 10 days, which we believe is the ideal window to allow for centralized manufacturing and distribution. Although some other alpha emitting isotopes, such as thorium-227, also have longer half-lives, 225Ac benefits from a more rapid decay profile that maximizes the energy density inside the cancer cell, which we believe enhances tumor-killing power. Other alpha emitting isotopes, such as lead-212, have shorter half-lives and decay in several hours, which causes centralized manufacturing and commercial distribution challenges.

Alpha particles kill tumors through multiple mechanisms. The primary mechanism of action is direct cell damage through the induction of multiple double-stranded DNA breaks. As alpha particles traverse the nucleus of a cell, they create a linear track of direct chromosomal damage, leaving behind multiple clusters of double-stranded DNA breaks. These direct alpha particle hits induce cell kill up to a distance of 100 µm, which is equal to a depth of a few cells. A secondary mechanism, which would expand effective direct cell kill range of the alpha particle, is referred to as the Bystander Effect. This effect has been shown to be as significant to the overall efficacy in killing cancer cells as the direct DNA breaks. The Bystander Effect has been shown to propagate alpha particle-induced cell death from irradiated dying cells to kill adjacent non-irradiated cells up to 1,000 µm away in a three-dimensional solid tumor model. In addition to these two mechanisms of action, in preclinical studies, we also observed that the tumor cell death mediated by 225Ac caused the release of tumor antigens, which were picked up by antigen-presenting cells and led to the induction of antigen-specific CD8+ T cells. We believe these CD8+ T cells can attack other tumors expressing the same antigen, even if those tumors do not express the receptor target of the targeting antibody of the TAT. In our preclinical studies, we observed that this third mechanism created a vaccine effect that prevented the regrowth of tumors upon re-challenge.

Our Chemistry and Biology Expertise with Actinium-225

We believe that our experience working with alpha emitting radiopharmaceuticals may position us to build on the success of currently approved radiopharmaceuticals by utilizing 225Ac and its advantages to develop next-generation radiopharmaceutical therapies. 225Ac has complex chemistry and requires extensive experience and expertise to develop and properly characterize 225Ac radiopharmaceuticals with the required tumor targeting, shelf-life, in vivo stability and potential for commercial-scale manufacturing. For example, the high energy emitted from 225Ac can cause product candidates to prematurely degrade. We believe we have the experience and know-how to develop molecules and formulations of 225Ac to maximize the shelf-life of our product candidates and allow for centralized production and distribution. In addition to a deep understanding of the chemistry of 225Ac, we have differentiated knowledge of the underlying biology of 225Ac and its mechanisms of directly damaging the DNA of tumors through single and double-stranded DNA breaks, causing the Bystander Effect and using the immune system’s adaptive response function to attack non-target expressing tumors in order to stimulate a vaccine effect.

Our Selection of Targets and Targeting Molecules

Our Fast-Clear linker is designed to be connected to several major classes of targeting molecules, including antibodies and other delivery vehicles. Our initial approach has been to in-license antibodies that have been in clinical development and have demonstrated the ability to localize in tumor cells with favorable tolerability data. We believe that the addition of an alpha emitting isotope to these types of antibodies can render the antibodies more potent than when they were used as protein-only therapies or as antibody drug conjugates, or ADCs. When these antibodies are used as the targeting molecule for a TAT, only a small amount of protein is required. In previous clinical trials, the naked antibody was administered at dose levels of protein ranging from 3 mg/kg to 24 mg/kg whereas in our ongoing Phase 1 clinical trial, we are administering FPI-1434 at significantly lower dose levels of protein ranging from 0.007 mg/kg to 0.013 mg/kg. We believe these low levels make it possible to avoid down regulation of the target and toxicity issues that may have been associated with higher doses of these antibodies when used as protein-only therapies or ADCs. This creates an extensive pool of potential targets and targeting molecule candidates from which to develop novel TATs, including: (i) molecules with good tumor cell targeting but poor efficacy, (ii) molecules with good efficacy but poor safety profiles and (iii) life-cycle management opportunities for commercially available molecules. Potential candidates can come from discontinued programs, novel molecules currently in development, approved molecules or other proprietary agents.

We have developed a proprietary algorithm to identify targeting molecules and their targets that we believe would make ideal TATs. The factors that we consider in choosing targeting molecules include expression levels of target receptors on tumors versus normal tissues, accessibility, rapidly internalizing receptors to concentrate alpha particles inside tumor cells, clinical need and the size of the addressable market. To date, we have identified a list of at least 20 priority tumor antigens that we believe represent viable opportunities to develop into novel TATs when used in conjunction with our platform as a way to expand our pipeline of next-generation precision alpha emitting radiopharmaceuticals.

Candidate Generation

Our TAT platform has the ability to rapidly generate potential product candidates for testing in a reproducible manner. We begin the assessment of a potential targeting molecule by first adding one of our Fast-Clear linkers to the antibody. Following characterization, our radiochemistry team uses established procedures to label the molecule with a radioisotope and evaluate whether the addition of the Fast-Clear linker does not affect the binding affinity and biological function of the antibody. Once confirmed, we perform biodistribution studies in human tumor xenograft models to assess uptake of the radioisotope in the tumor versus normal tissues. This is followed by preliminary preclinical efficacy studies using the 225Ac radiolabeled version of the antibody to assess whether the TAT should be advanced to longer term preclinical efficacy and toxicity studies. It typically takes six to nine months from the receipt of a targeting molecule to the commencement of studies enabling an IND that includes the evaluation of different doses and dose schedules in a variety of tumor types, as well as dosimetry and toxicity studies. The graphic below illustrates our candidate generation process.

Manufacturing and Supply Chain Capabilities

We were founded to advance certain intellectual property relating to radiopharmaceuticals that had been developed by CPDC, which was founded in 2008 and which we believe is a recognized leader and a national center of excellence in the field of radiopharmaceutical manufacturing. We have retained access to CPDC’s infrastructure and capabilities under a preferred master services agreement. We have developed a supply chain to receive 225Ac from producers, such as the DoE, assemble and manufacture the finished radiopharmaceutical candidates by connecting the 225Ac to the targeting antibody with our proprietary Fast-Clear linkers and have the ability to supply the finished product candidates to global clinical sites, including those in Canada, the United States and Australia. We also have internal manufacturing expertise, which facilitates rapid tech transfer to other third-party manufacturers, and extensive experience in managing the full supply chain for radiopharmaceuticals. We have contracted with Cardinal Health as an additional manufacturer of our TAT product candidates.

Imaging Diagnostics

For each of our product candidates, we create an imaging analogue that utilizes the same linker and targeting molecule but replaces 225Ac with the commercially used radioactive imaging isotope 111In. This allows us to assess uptake of the imaging analogue into the targeted tumor and to determine radiation doses to key organs. The imaging analogue versions of our product candidates are leveraged in both preclinical and clinical development and are used to enrich the patient population in our clinical trials by identifying the patients and tumor types more likely to respond to therapy.

Our Programs

FPI-1434: A Targeted Alpha Therapy Targeting IGF-1R

Overview

Our lead product candidate, FPI-1434, is designed to target IGF-1R, a transmembrane receptor tyrosine kinase that is overexpressed in multiple types of common solid tumors, including ovarian, sarcoma, head and neck, prostate, non-small cell lung, colorectal and liver cancers, as shown in the table below, making it a potentially attractive target for cancer therapies. The overexpression of IGF-1R is associated with faster disease progression, poor prognosis, metastasis and resistance to chemotherapy. IGF-1R is a well-established tumor target, but historical attempts to suppress tumor growth or enhance the effectiveness of chemotherapies by inhibiting the IGF-1R signaling pathway were unsuccessful in the clinic. Previous development of therapeutics focused on blocking the IGF-1R signaling pathway with an anti-IGF-1R antibody, either directly or through its downstream effectors. The development of these product candidates was hampered by limited efficacy, due to a variety of factors, including the tumor’s ability to upregulate compensatory growth mechanisms. For FPI-1434, we have designed the product candidate to rely on the IGF-1R antibody only as a way to identify and deliver our alpha emitting payload to the tumor, and the mechanism of action does not depend on the IGF-1R signaling pathway to kill the tumor.

Prevalence of IGF-1R Expression in Tumor Types

Tumor Type	% of Patients with IGF-1R Expression
Ovarian	100%
Bladder	100%
Sarcomas	90%
Head and Neck	62%
Prostate	62%
NSCLC	59%
Pancreatic	57%
Colorectal	50%
Liver	50%
Breast	47%
Small Cell Lung	43%
Esophagus	40%
Renal	36%
ACC	36%

We designed FPI-1434 to target and deliver an alpha emitting isotope to cancer cells expressing IGF-1R. FPI-1434 is designed to utilize our Fast-Clear linker to connect a human monoclonal antibody that targets IGF-1R with 225Ac. In selecting our targeting molecule for FPI-1434, we analyzed a variety of available IGF-1R antibodies to evaluate their potential as delivery vehicles for 225Ac, including key properties such as selectivity, binding affinity and toxicity profile. After analyzing each candidate, we in-licensed AVE-1642, an antibody from Immunogen, Inc., or Immunogen, that had previously been evaluated in Phase 2 clinical trials in collaboration with Sanofi S.A., as both a monotherapy and combination therapy, in a variety of IGF-1R positive tumors. Approximately 140 patients received AVE-1642 in clinical trials. Although the antibody was observed to be well-tolerated with positive pharmacokinetic and pharmacodynamic data, it failed to demonstrate sufficient positive therapeutic efficacy and further development was terminated. Because we are utilizing the antibody only as a way to identify and deliver the 225Ac payload into the tumor and the mechanism of action of FPI-1434 does not depend on the IGF-1R signaling pathway to kill the tumor, we do not believe that the lack of efficacy observed for the antibody itself in previous trials will impact the potential anti-tumor activity of FPI-1434.

In our preclinical studies, we observed that FPI-1434 penetrated solid tumors, delivered the alpha particle to the tumor site and created dose-dependent double-stranded DNA breaks. We are currently evaluating FPI-1434 as a monotherapy in the dose escalation portion of a Phase 1 clinical trial in patients with IGF-1R positive solid tumors to assess its safety, tolerability and pharmacokinetics as well as to identify the MTD and potentially the recommended Phase 2 dose. As part of the screening process, patients are administered the imaging analogue of FPI-1434, which replaces 225Ac with a radioactive imaging isotope while retaining the same Fast-Clear linker and targeting antibody, and only those who meet predefined tumor uptake and dosimetry standards are advanced to receive treatment in the trial. We convened an SRC meeting in the third quarter of 2020 to evaluate the safety and tolerability of the third dose escalation cohort of 40kBq/kg administered as a single dose. The SRC made the recommendation to proceed with dose escalation to 75kBq/kg administered as repeat doses. We dosed the first patient in the multi-dose escalation portion of the study in the fourth quarter of 2020. We anticipate reporting Phase 1 multiple-dose safety and imaging data, and the recommended Phase 2 dose/schedule, in the first half of 2022.

FPI-1434 as a Monotherapy

Overview of Preclinical Development

In preclinical studies, FPI-1434 was able to cause tumor regression in a dose-dependent manner by delivering 225Ac to the tumor site and creating multiple double-stranded DNA breaks. At higher doses, FPI-1434 was able to eradicate tumors with a single dose. Our targeting antibody was able to deliver 225Ac to the tumor site and create multiple double-stranded DNA breaks that increased over time and were pervasive throughout the tumor. An imaging analogue of FPI-1434 was able to bind with high selectivity to its target in a variety of different tumor types, and in a manner that was approximately proportional to the amount of target expressed on the surface of cancer cells. In addition, there was no noticeable effect observed in our preclinical studies on the biological function of the antibody as a result of connecting the naked antibody to 225Ac with our Fast-Clear linker to form FPI-1434. We believe that the data generated from these preclinical studies demonstrates the potential of FPI-1434 as a monotherapy for the treatment of a variety of cancers.

Preclinical Studies of FPI-1434

We evaluated the anti-tumor activity of FPI-1434 using mouse models of prostate, lung and colorectal cancer. In these studies, tumors were established in immunodeficient mice by injecting human tumor cells and allowing them to grow for a minimum of seven days to approximately 200 mm3 before dosing with either FPI-1434 or a sodium acetate solution serving as vehicle. FPI-1434 was administered across a dose range of 92.5 to 1,110 kilobecquerel per kilogram, or kBq/kg (n=5 in each dose group or vehicle group). Typically, these studies were conducted for approximately 28 days, with some studies continuing for up to 180 days to evaluate long-term survival and anti-tumor activity. As shown in the figures below, in each model, we observed that FPI-1434 suppressed tumor growth at lower doses and caused tumor regression at higher doses.

Preclinical Anti-Tumor Activity of FPI-1434 in Various Cancer Models

In a separate study of a colorectal mouse model, tumors were allowed to grow to a starting volume of greater than 380 mm3 prior to dosing with either FPI-1434 or vehicle (n=5 in each dose group and vehicle group). As shown below, tumor regression was observed at doses of 370 kBq/kg and 740 kBq/kg, demonstrating preclinical anti-tumor activity of FPI-1434 against large solid tumors.

Preclinical Anti-Tumor Activity of FPI-1434 in Colorectal Cancer Model in Large Solid Tumors

In a separate preclinical study in a colorectal mouse model, we observed that when the targeting antibody of FPI-1434 was used alone as a naked IGF-1R antibody, referred to as FPI-1175, it did not have single dose efficacy at antibody doses of up to 40 mg/kg, which is more than 120-fold higher than the 0.33 mg/kg of antibody in the efficacious 740 kBq/kg dose of FPI-1434. We believe that this study supports the lack of efficacy seen with the antibody alone in prior clinical trials, and more importantly, supports our use of the antibody solely as a targeting molecule to deliver the 225Ac payload to the tumor site to kill cancer cells.

Comparison of FPI-1434 to Naked Antibody on Tumor Progression in Colorectal Cancer Model

In a separate long-term study in a colorectal cancer mouse model, we observed extended anti-tumor activity of FPI-1434 in mice that received a single dose of FPI-1434 at the 92.5 kBq/kg, 370 kBq/kg or 740 kBq/kg dose levels (n=5 in each dose group or vehicle group), as shown in the graphs below. A group of control mice were dosed with vehicle and tumor growth was monitored over 178 days. This study was an extended continuation of the above described single dose FPI-1434 study. FPI-1434 demonstrated suppression of tumor growth at the 92.5 kBq/kg dose and tumor regression was observed in the 370 kBq/kg and 740 kBq/kg dose groups, which continued for the duration of the study period. The control group had a median survival of 42 days post-treatment as compared to 66 days and 151 days for the 92.5 kBq/kg and 740 kBq/kg dose groups, respectively. Median survival of the 370 kBq/kg dose group remained undefined at study termination because some of the mice lived past the end of the study period. These differences in survival were statistically significant, with a p-value of less than 0.0001.

Effect of FPI-1434 on Survival Rates in Colorectal Cancer Mouse Model

Non-Human Primate Toxicity Study

In order to assess the potential toxicity of FPI-1434 before entering clinical trials, we conducted a non-human primate good laboratory practice, or GLP, toxicity study in which cynomolgus monkeys were administered one dose of control, 0.133 mg/kg of non-radiolabeled antibody conjugate or 9.25 kBq/kg, 37 kBq/kg or 147 kBq/kg of FPI-1434 via intravenous injection (n=3 males and 3 females in each group). One non-human primate in a mid-dose cohort was inadvertently administered a lower than intended dose. After dosing, all animals were observed for up to 26 weeks to assess the reversibility, persistence or delayed occurrence of effects.

FPI-1434-related hematology findings were generally consistent with the effects observed with approved radiopharmaceuticals, such as Xofigo and Lutathera, as well as ExB therapy when used on large areas, such as hips. In particular, we observed bone marrow suppression, which included decreased red blood cell mass, reticulocytes, platelets and white blood cells, across all FPI-1434 dose cohorts in a dose-dependent manner. All of these effects were partially to fully reversible by the end of the 6-month recovery period without intervention and generally resolved within two months. In light of the observed hematology effects, FPI-1434 was considered to be well-tolerated due to the general reversibility of the effects and the lack of impact on the health and well-being of the study animals.

FPI-1434-related histopathological findings were only observed at the highest FPI-1434 dose of 147 kBq/kg, which is approximately 20% greater than our planned maximum Phase 1 clinical trial single dose. These findings included severe atrophy of the testis and moderate to severe atrophy of the ovary, accompanied by secondary atrophic changes in uterus, cervix, vaginal epithelium and mammary glands. Several minimal to slight FPI-1434-related microscopic findings were also observed, including degeneration of the adrenal cortex at doses greater than or equal to 37 kBq/kg, inflammation of the stomach at the highest dose of 147 kBq/kg and splenic lymphoid depletion in females at the highest dose of 147 kBq/kg.

No FPI-1434-related mortality occurred in the study. We used the results of this toxicology study to design our Phase 1 dosing protocol, which is evaluating doses of FPI-1434 between 10 kBq/kg and 120 kBq/kg.

Ongoing Phase 1 Trial of FPI-1434

We are currently conducting a Phase 1, non-randomized, multi-center, open-label clinical trial in patients with solid tumors expressing IGF-1R to investigate the safety, tolerability and pharmacokinetics of FPI-1434 as well as to establish the MTD and potentially the recommended Phase 2 dose.

As part of the screening process for the trial, all patients are administered a single injection of 185 megabecquerel, or MBq, of FPI-1547, the imaging analogue of FPI-1434 which contains 111In instead of 225Ac, and SPECT and planar imaging is used to evaluate tumor uptake of the imaging isotope. In accordance with the trial protocol, patients that meet predefined uptake and dosimetry criteria for FPI-1547 are advanced into the trial and administered a single dose of FPI-1434 within approximately fourteen days of receiving the imaging analogue. Based on the findings from our preclinical safety studies, the protocol does not require patients to receive Spironolactone, a diuretic, in advance of receiving FPI-1434 to protect against potential kidney toxicity concerns.

We have completed evaluation of single escalating doses of 10 kBq/kg, 20 kBq/kg, and 40 kBq/kg of FPI-1434 across three cohorts in a total of 12 patients. Fusion convened a Safety Review Committee (SRC) meeting in the third quarter of 2020 to evaluate the safety of the single-dose cohort of 40kBq/kg (cohort three). The SRC determined the safety data of cohort three allowed Fusion to begin the multi-dosing portion of the study at the next higher planned dose level. In December 2020, we dosed the first patient in the multi-dosing portion of the Phase 1 study.

The multi-dose study follows completion of the single-dose portion of the Phase 1 study, which showed that FPI-1434 was generally well tolerated with no dose limiting toxicities or treatment-related serious adverse events reported to date. The multi-dose portion of the study is expected to enroll patients at sites in Canada, the United States and Australia. The initial patient cohort is being dosed with FPI-1434 at 75kBq/kg with repeat cycles every six weeks up to allowable limits. We expect to report data and established recommended Phase 2 dose from the multi-dose portion of the study in the first half of 2022.

Four select examples of transaxial SPECT images from the single-dose portion of the study are shown below. The colored portions in the lesions show uptake of FPI-1547 by the tumor, with the more brightly colored portions indicating higher uptake levels. Based on the dosimetry data from patients administered FPI-1547 in the single-dose portion of the study, we believe that the highest dose levels of FPI-1434 that we are evaluating in this clinical trial are likely to be below the maximum tolerated limits of radiation exposure to the kidneys, liver and lungs.

Images are from selected patients. Although all 13 patients dosed with FPI-1547 met our predefined uptake and dosimetry criteria, the levels of tumor uptake and dosimetry varied by patient. These images are not necessarily indicative of expected uptake and dosimetry for every patient.

In the first two cohorts of patients administered both FPI-1547 and FPI-1434, we assessed the plasma pharmacokinetics of these patients by measuring the total radioactivity of either indium-111 or actinium-225, respectively. We converted the radioactivity measurements to nanogram-equivalents of protein per gram of plasma to enable us to conduct the pharmacokinetic analysis. As shown below, the mean pharmacokinetic parameters suggest antibody-like distribution and an elimination half-life in the range of one to two days at the doses administered.

FPI-1547 (185 MBq)
FPI-1434 Cohort 1 (10 kBq/kg)
FPI-1434 Cohort 2 (20 kBq/kg)
FPI-1434/FPI-1547 Plasma Concentration (ng-Eq/g)
1000
100
10
1
0
50
100
150
200
Time Post-Injection (hr)

Other Preclinical Studies of FPI-1434

In order to assess FPI-1434’s binding affinity to IGF-1R, including the impact of adding the linker to the naked antibody, we compared FPI-1434’s ability to inhibit the signaling function of IGF-1 as compared to the naked IGF-1R antibody. In preclinical studies, we observed that the conjugation of the naked antibody with our Fast-Clear linker and 225Ac to form FPI-1434 demonstrated little to no impact on the ability to inhibit IGF-1R function when compared to the naked antibody.

We also measured the in vitro binding affinity of [177Lu]-FPI-1427 in an A431 epidermoid carcinoma cell culture model, a model in which IGF-1R is highly expressed. [177Lu]-FPI-1427 is an analogue of FPI-1434 that uses the same Fast-Clear linker and targeting molecule, but a different radioactive isotope. We used Lutetium-177, or 177Lu, as the radioactive isotope given its ease of detection and lower propensity to cause cell death in this model as compared to 225Ac. In this study, we observed a high binding affinity of [177Lu]-FPI-1427 to IGF-1R expressed on tumor cells, measured by equilibrium dissociation constant, or Kd. We have observed similar results when 225Ac or 111In was used as the alpha isotope in place of 177Lu.

We also performed binding studies of FPI-1427 using a panel of different human cancer cell lines expressing varying levels of IGF-1R. As shown in the table below, all cell lines tested demonstrated high affinity binding with Kd measured in the low nanometer, or nM, range. In addition, we observed that the Bmax binding parameter, which we used to estimate the maximum level of target sites available for drug binding, correlated with the expression levels of IGF-1R we observed in the various cell lines. We believe that this data demonstrates that our TATs are capable of binding the IGF-1R target on a variety of different cancer cell types in vitro and that binding is approximately proportional to the amount of target expressed on the cell’s surface.

Binding Parameters of Different Human Cancer Cell Lines

Tumor Type	Cell Line	Kd (nM)	Bmax (fmol/mg)	Relative IGF-1R Expression
Epidermoid Carcinoma	A431	2.44	153.9	High
Non-small Cell Lung	H226	2.03	84.8	Intermediate
	A549	0.65	94.8	High
Pancreatic	MiaPaca-II	1.87	68.7	Intermediate
	BxPC3	2.94	50.7	Intermediate
Prostate	PC-3	3.56	23.2	Low
	Du-145	4.07	122.7	Intermediate
	LnCaP	1.69	105.4	Low

nM:	nanometer

fmol/mg: femtomole per milligram

Preclinical Mechanisms of Action Studies

In order to evaluate the potential multiple mechanisms of action of FPI-1434, we conducted multiple preclinical studies to evaluate FPI-1434’s ability to kill cancer cells. In one study, we treated mice with colorectal tumors for 28 days with either a sodium acetate solution serving as vehicle, the naked IGF-1R antibody used in FPI-1434, referred to as FPI-1175, or single doses of 9.25 kBq/kg, 37 kBq/kg, 370 kBq/kg or 740 kBq/kg of FPI-1434. We observed tumor cell death resulting from dose-dependent double-stranded DNA breaks throughout the FPI-1434-treated tumors compared to a negligible amount of naturally-occurring double-stranded DNA breaks seen in the vehicle and FPI-1175 groups. As shown in the immunohistochemical staining below, double-stranded DNA breaks, as depicted by the darker colored (black-brown) stains, were both dose-dependent and persistent by 28 days post-dosing.

Dose-Dependent and Persistent Double-Stranded DNA Breaks in Colorectal Mouse Model

In a separate study, we assessed the kinetics of double-stranded DNA breaks in mice with colorectal tumors. Mice in this study received either a single 740 kBq/kg dose of FPI-1434 or vehicle and tumors were harvested at 24, 96 and 168 hours post-dosing. As shown in the images below, double-stranded DNA breaks were detectable 24 hours post-treatment in the FPI-1434-treated tumors and were found at high density throughout the entire tumor mass by 96 hours post-treatment. High density double-stranded DNA breaks were observed in all areas of the treated tumor containing live or dying cancer cells at 168 hours post-treatment, but not in necrotic or acellular tumor regions. A negligible amount of double-stranded DNA breaks was observed in the vehicle-treated mice.

Increased Density of Double-Stranded DNA Breaks Observed Over Time

FPI-1434 as a Combination Therapy

Overview of Combination with Immunotherapies

The rationale for the combination FPI-1434 with approved immunotherapies stems from the documented immune-stimulating properties of ExB and the benefits observed in the preclinical models of ExB in combination with immunotherapies. When radiation destroys tumor cells, it leads to the release of tumor-associated antigens and concomitant maturation of APCs. Mature APCs loaded with the newly acquired tumor antigens then travel to the secondary lymphoid organs where they present them to naïve T cells, triggering their activation, proliferation and trafficking to tumor sites, even in the absence of the targeted antigen. In preclinical studies, we observed a synergistic effect on tumor suppression when using FPI-1434 in combination with checkpoint inhibitors. Based on our preclinical combination studies, we believe that there is an opportunity to enhance the efficacy of approved checkpoint inhibitors in certain tumors by combining their use with FPI-1434 as well as the potential to move the use of FPI-1434 to earlier lines of therapy. In anticipation of filing an IND for these combination therapies, we are conducting additional preclinical studies of FPI-1434 in combination with approved checkpoint inhibitors to further assess the anti-tumor activity, dosing schedule and pharmacodynamics of the combinations. We plan to use the data gathered from these studies to support the initiation of a Phase 1 clinical trial of FPI-1434 in combination with approved checkpoint inhibitors. We expect to initiate a Phase 1 clinical trial for this combination approximately six to nine months after identifying the recommended Phase 2 dose for our ongoing monotherapy Phase 1 clinical trial of FPI-1434.

Preclinical Immunotherapy Combination Studies

In multiple preclinical studies, we evaluated the anti-tumor activity of combination therapies using FPI-1792, a murine version of the IGF-1R antibody connected to 225Ac through our Fast-Clear linker, with and without approved checkpoint inhibitors. In these studies, we used a syngeneic CT26 colon cancer model, which is considered to be moderately immunogenic. To evaluate anti-tumor activity, mice were subcutaneously implanted with CT26 cells and, once tumors reached 175 mm3, the mice were treated with either one injection of vehicle, three injections of an anti-CTLA-4 alone on days 1, 4 and 7, eight injections of an anti-PD-1 alone every 3-4 days, one injection of FPI-1792 alone or the respective combinations. We detected only transient and partial suppression of tumor growth in mice treated with either anti-PD-1 or anti-CTLA-4 alone as compared to the vehicle-treated controls. In mice that received FPI-1792 as a monotherapy, we observed a more pronounced and stable tumor growth suppression through day 28 than mice treated with either checkpoint inhibitor alone. In the combination groups, 13 out of 15 mice demonstrated tumor regression in excess of what was observed in the FPI-1792-only group at day 28.

To further investigate whether mice with regressing tumors would reject a secondary tumor formation, all of the surviving mice from the FPI-1792 monotherapy and combination groups in the study described above were re-challenged with CT26 cells at day 28, when there would be little to no effect remaining from the first administration of FPI-1792. Previously untreated mice were used as controls for this experiment. Neither the previously treated or untreated mice received any additional treatment during the re-challenge period. We observed that all of the untreated mice demonstrated exponential tumor growth, but rejection of the secondary tumor occurred in 13 out of 15 mice previously treated with either FPI-1792 alone or in combination with a checkpoint inhibitor, as shown below. We believe that the tumor rejection in the absence of continued treatment of the mice demonstrates that protective immunity was induced by treatment with FPI-1792. The results of this study also support the development of the potential alpha emitting therapy-mediated immune response, which we believe supports the potential of FPI-1434 to create a vaccination effect that synergizes with checkpoint inhibitors and leads to primary tumor shrinkage as well as secondary tumor rejection.

13 of 15 Animals Showed No Growth of a Secondary Tumor

Tumor volume (mm³)
700
600
500
400
300
200
100
0
0
10
20
30
Days after Re-challenge
Untreated Control
FPI-1792 + anti-CTLA4
FPI-1792 + anti-PD-1
FPI-1792 Only
FPI-1792 + anti-CTLA4 + Anti-PD-1

To further evaluate the mechanism of action of FPI-1434 that we believe is responsible for the tumor suppression in re-challenged animals, we collected tissues from the control and combination therapy groups 14 days post-tumor re-challenge. Tumors were assessed for both T cell recruitment and presence of antigen-specific CD8+ T cells within the tumors. As shown in the graphs below, enumeration of antigen-specific CD8+ T cells in the tumor revealed a very high frequency of AH1+ cells, the tumor-associated antigen given off by dying tumors, in 30% to 70% of the treated mice as compared to 2% to 3% in the control mice. We believe these data suggest that treating the mice with FPI-1792 in combination with checkpoint inhibitors can break T cell tolerance and elicit a strong CD8+ T cell-mediated immune response that is able to reject tumors when re-challenged.

T Cell Recruitment and Antigen-Specific CD8+ T Cells in Tumors 14 Days after Tumor Re-Challenge

Overview of Combination with DDRis

We are also exploring the potential of combining FPI-1434 with DDRis such as PARP inhibitors. PARP is part of several cellular mechanisms that repair DNA damage, including single-stranded and double-stranded DNA breaks. In cancer patients with pre-existing genetic defects in double-stranded DNA break repair, such as BRCA1 or BRCA2 mutations in ovarian or breast cancer, the PARP pathway becomes a primary DNA repair system. In such patients, PARP inhibitors result in blockage of DNA repair, which causes cell death. Approved PARP inhibitors include olaparib, talazoparib and niraparib. We believe that using FPI-1434 in combination with a PARP inhibitor to inhibit repair of alpha particle mediated DNA damage may work synergistically to increase the lethal DNA damage load on treated tumors and potentially improve the tolerability profile. In addition, the combination has the potential to expand the current patient population addressed by PARP inhibitors, which generally require the presence of a specific mutation such as BRCA1 or BRCA2, to include patients without pre-existing mutations. We are conducting additional preclinical studies of FPI-1434 in combination with DDRis, such as approved PARP inhibitors, to further assess the anti-tumor activity, dosing schedule and pharmacodynamics of the combinations. We plan to use the data gathered from these studies to support the initiation of a Phase 1 clinical trial of FPI-1434 in combination with approved PARP inhibitors. We expect to initiate a Phase 1 clinical trial for this combination approximately six to nine months after identifying the recommended Phase 2 dose for our ongoing monotherapy Phase 1 clinical trial of FPI-1434.

Preclinical PARP Inhibitor Combination Studies

In multiple preclinical studies, we have evaluated potential synergies between FPI-1434 and olaparib using preclinical tumor models with no pre-existing mutations in DNA repair and have observed that olaparib in combination with FPI-1434 can provide benefits where DNA damage is being generated directly by FPI-1434.

In one study, we evaluated nontherapeutic doses of 37 kBq/kg of FPI-1434 and 25 mg/kg of olaparib in a preclinical colorectal tumor model (n=5 in each dose group or vehicle group). A single dose of FPI-1434 was administered on day zero and olaparib was dosed on days 1 and 2 and thereafter on a five days on, two days off cycle for the remainder of the 30-day treatment period. Despite the non-therapeutic doses of each therapy used, the combination of the two nontherapeutic doses had a strong synergistic effect and inhibited tumor growth during the 47-day study period. We observed that olaparib in combination with FPI-1434 can provide additional therapeutic benefits where DNA damage is being generated directly by FPI-1434, even in the absence of a pre-existing mutation.

Relative Tumor Volume in Colorectal Mouse Model

Relative tumor volume (RTV)
10
8
6
4
2
0
0
6
12
18
24
30
36
42
48
Days after treatment initiation
Vehicle
Olaparib (25 mg/kg)
FPI-1434 (37 kBq/kg)
37 kBq/kg + 25 mg/kg
Synergy

Similar results were seen in a non-small cell lung cancer model, suggesting that the mechanism can be applied to multiple tumor types where mutations in DNA repair are absent. In both models, we observed that the strongest combination effect appeared to occur at the lower single agent doses, supporting our hypothesis that the addition of PARP inhibition may allow for efficacy at lower doses of FPI-1434. We believe that these data support the evaluation of a PARP inhibitor plus FPI-1434 combination therapy in the clinical setting.

Overview of FPI-1966 and Earlier-Stage Pipeline

In addition to FPI-1434, we are leveraging our TAT platform to progress our earlier-stage product candidates, including FPI-1966, into preclinical development. We designed FPI-1966 to target and deliver 225Ac to tumor sites expressing FGFR3, or fibroblast growth factor receptor 3, a protein that is overexpressed in head and neck and bladder cancers. FPI-1966 utilizes our Fast-Clear linker to connect a human monoclonal antibody that targets FGFR3 with 225Ac. We acquired the rights to vofatamab from Rainier Therapeutics, Inc. (f/k/a BioClin Therapeutics, Inc.), or Rainier, who had licensed the molecule from Genentech. Rainier had previously evaluated vofatamab as a therapeutic agent in a Phase 1b/2 trial in combination with pembrolizumab, an immune checkpoint inhibitor, to determine safety, tolerability and preliminary efficacy in the treatment of patients with locally advanced or metastatic bladder cancer. Although the antibody was observed to be well-tolerated, it failed to demonstrate sufficient positive therapeutic efficacy to warrant further development. Because we are utilizing the antibody only as a way to identify and deliver the 225Ac payload into the tumor and the mechanism of action of FPI-1966 has been observed in our preclinical studies not to depend on the FGFR3 signaling pathway to kill the tumor, we do not believe that the lack of sufficient efficacy observed for the antibody itself in previous trials will impact the potential anti-tumor activity of FPI-1966.

Subject to the submission of an IND and authorization to proceed from the FDA, we expect to submit an IND for FPI-1966 in the second quarter of 2021. To further expand our pipeline, we have in-licensed, and are continuing to in-license, additional targeting molecules for the development of TATs that are in various stages of discovery and preclinical development.

Relationship with CPDC

We were founded in 2014 to advance certain intellectual property relating to radiopharmaceuticals that had been developed by CPDC. We believe CPDC is a recognized leader in the field of radiopharmaceutical manufacturing. CPDC has funded status as a Centre of Excellence for Commercialization Research under the Canadian federal government’s Centres of Excellence for Commercialization and Research (CECR) program.

Following the time of our incorporation, some of our non-voting common shares were allocated to certain CPDC employees. We are also party to a Master Services Agreement and Supply Agreement with CPDC, pursuant to which CPDC provides products and services to us, including preclinical and manufacturing services, administrative support services, access to laboratory facilities and laboratory technicians and products for human safety and efficacy clinical trials. See “Certain Relationships and Related Transactions, and Director Independence.”

Manufacturing and Supply

We currently do not own or operate any manufacturing facilities.

For clinical supply, we use third-party contract manufacturing organizations, or CMOs, who comply with the FDA’s current good manufacturing practices, or cGMP, for the manufacture of our drug substance, in particular, our targeting antibodies. We currently produce our proprietary Fast-Clear linkers in house. However, prior to registrational clinical trials, we plan to transition the manufacturing of our Fast-Clear linkers to a CMO. Currently, we contract with the DoE and TRIUMF to supply us with 225Ac and are exploring other potential sources for 225Ac. We currently rely on the CPDC to receive the components of our TATs and to assemble and manufacture the finished TATs pursuant to a Master Services Agreement. CPDC then delivers the finished product candidates to global clinical sites, including those in Canada, the United States and Australia. We have contracted with Cardinal Health as an additional manufacturer of our TAT product candidates. Although we may ultimately establish our own drug product manufacturing facility, we expect to rely on third parties for our manufacturing processes and the production of all clinical supply in the near term.

Competition

The biotechnology and pharmaceutical industries are characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition and a strong emphasis on intellectual property. We face substantial potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions.

In addition to the current standard of care for patients, commercial and academic clinical trials are being pursued by a number of parties in the field of radiopharmaceuticals. Early results from these trials have fueled continued interest in radiopharmaceuticals, which is being pursued by several biotechnology companies as well as by large pharmaceutical companies.

We consider our most direct competitors to be companies developing targeted alpha radiopharmaceuticals for the treatment of cancer. There are several companies developing targeted alpha-based radiopharmaceuticals for the treatment of cancer, including Bayer AG, or Bayer, Novartis AG, or Novartis, Actinium Pharmaceuticals, Inc., RadioMedix, Inc, Orano Med, Telix Pharmaceuticals Limited and POINT Biopharma Inc. as well as several early-stage companies who recently entered the field such as RayzeBio, Inc. These companies are targeting a wide range of solid and hematologic malignancies using various alpha emitting isotopes, including Radium-223, Actinium-225 and Thorium-227. The first and only approved alpha particle-based therapy is Bayer’s Xofigo, a salt of radium that cannot easily and robustly be attached to a targeting molecule, but naturally localizes to regions where cancer cells are infiltrating bone. Xofigo was approved in the United States by the FDA in 2013 for the treatment of bone metastases associated with prostate cancer.

There are several companies with approved beta-based radiopharmaceuticals, including Progenics Pharmaceuticals, Inc., Novartis, Bayer and Q BioMed Inc. The beta emitting isotopes used by these companies include Iodine-131, Lutetium-177, Strontium-89 and Yttrium-90. A recently approved beta particle-based radiopharmaceutical is Novartis’ Lutathera, which was approved in 2018 for the treatment of patients with somatostatin receptor-positive gastroenteropancreatic neuroendocrine cancers. There are other beta particle-based radiopharmaceuticals in various stages of clinical development by companies including Novartis AG, Ipsen S.A., Y-mAbs Therapeutics, Inc. and Clovis Oncology, Inc.

Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies and materials complementary to, or necessary for, our programs.

We could see a reduction or elimination in our commercial opportunity if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive or with a more favorable label than our product candidates. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of imaging diagnostics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Intellectual Property

Our success depends, in part, on our ability to obtain and maintain intellectual property protection for our platform technology, product candidates and know-how, to defend and enforce our intellectual property rights, in particular, our patent rights, to preserve the confidentiality of our know-how and trade secrets and to operate without infringing the proprietary rights of others. We seek to protect our product candidates and technologies by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing of third-party intellectual property to develop and maintain our proprietary position. We, or our collaborators and licensors, file patent applications directed to our key product candidates in an effort to establish intellectual property positions to protect our product candidates as well as uses of our product candidates for the prevention and/or treatment of diseases.

As of March 15, 2021, our patent estate that we own and in-licensed includes over five issued U.S. patents, over five pending U.S. patent applications, over 20 issued foreign patents, over 65 pending foreign patent applications and five pending international Patent Cooperation Treaty, or PCT, applications.

Fast-Clear Linker Technology

We in-license a patent family with composition of matter and method claims directed to radioimmunoconjugates comprising chelating moieties, linkers and targeting moieties, including antibodies. Patent applications are pending in the United States and various foreign jurisdictions and regions including Australia, Canada, China, Eurasia, Europe, Israel, India, Japan, Singapore, and South Africa. Patent applications in this family, if issued, are expected to expire in May 2038, without taking potential patent term extensions into account.

Specific Product Candidates

We in-license a patent family with composition of matter and methods of use claims covering FPI-1434 and its use, with patent applications pending in the United States, and various other foreign jurisdictions and regions including Australia, Canada, China, Eurasia, Europe, Israel, India, Japan, Singapore and South Africa. Patent applications in this family, if issued, are expected to expire in May 2038, without taking potential patent term extensions into account.

We also in-license an issued U.S. patent with composition of matter and methods of use claims covering FPI-1434 and its use, which is expected to expire in August 2037, without taking potential patent term extensions into account.

Specific Targeting Molecules

We in-license a patent family with composition of matter and methods of use claims directed to radioimmunoconjugates comprising IGF-1R specific antibodies and their use, with patent applications pending in the United States and various other foreign jurisdictions and regions including Australia, Canada, China, Eurasia, Europe, Israel, India, Japan, Singapore, and South Africa. Patent applications in this family, if issued, are expected to expire in May 2038, without taking potential patent term extensions into account.

We in-licensed a patent family with composition of matter and methods of use claims directed to FGFR3 specific antibodies, which includes five issued U.S. patents, one pending U.S. patent application, over 20 granted foreign patents in various jurisdictions, including Australia, Canada, China, Europe, Israel, India, Japan, Mexico, Russia and South Africa, and over five pending foreign patent applications in various jurisdictions, including Europe, Thailand and Vietnam. Patents and patent applications, if issued, are expected to expire 2030, without taking potential patent terms extensions into account.

Combination Therapies

We own two pending international or PCT patent applications and two pending U.S. patent applications with method claims directed to our radioimmunoconjugates in combination with DNA damage repair inhibitors and checkpoint inhibitors. The U.S. patent applications, or patent applications claiming the benefit of the two PCT patent applications, if issued, are expected to expire in 2039, without taking potential patent terms extensions into account.

We own a patent family with method claims directed to administering an FGFR3 inhibitor in combination with a PD1 inhibitor with a pending U.S. patent application and over 12 pending foreign patent applications in various jurisdictions and regions including Australia, Canada, China, Europe, Israel, India, Japan, Korea and Singapore. Patent applications, if issued, are expected to expire in 2036, without taking potential patent terms extensions into account.

We own a patent family with method claims directed to administering an FGFR3 inhibitor in combination with a checkpoint inhibitor, which includes a pending U.S. patent application and a pending international or PCT application. The U.S. patent application or patent applications claiming the benefit of the PCT application, if issued, are expected to expire in 2040, without taking potential patent terms extensions into account.

We own a patent family with method claims directed to treating cancer cell proliferation with our radioimmunoconjugates, which includes a pending international or PCT application, and patent applications pending in Taiwan and Argentina. Patent applications or patent applications claiming the benefit of the PCT application, if issued, are expected to expire in 2041, without taking potential patent terms extensions into account.

Novel Chelates

We own a patent family with composition of matter and method claims directed to our radioimmunoconjugates comprising hydroxypyridone (HOPO) chelates, which includes a pending international or PCT application and patent applications pending in Taiwan and Argentina. Patent applications or patent applications claiming the benefit of the PCT application, if issued, are expected to expire in 2041, without taking potential patent terms extensions into account.

Collaboration and License Agreements

AstraZeneca Collaboration Agreement

In October 2020, we and AstraZeneca entered into a strategic collaboration agreement, or the AstraZeneca Agreement,  pursuant to which we and AstraZeneca will jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer globally by leveraging our TATs platform and expertise in radiopharmaceuticals with AstraZeneca’s leading portfolio of antibodies and cancer therapeutics, including DDRis. Each party retains full ownership over its existing assets.

For the novel TATs, the parties will utilize our Fast-Clear linker technology to bind the alpha-emitting isotope Actinium-225 to certain antibodies in AstraZeneca’s oncology portfolio. Under the AstraZeneca Agreement, the parties may develop up to three novel TATs. We will take the operational lead on preclinical development and clinical studies aimed at establishing safety for the novel TATs, referred to as the Stage 1 Development, while AstraZeneca will be responsible for subsequent clinical development, referred to as the Stage 2 Development. We and AstraZeneca will share development costs equally (with each party responsible for the cost of its own supply in connection with such development). Either party has the right to opt out of the co-development and co-commercialization arrangement at pre-determined timepoints and obtain exclusive rights to a novel TAT in exchange for milestone payments to the other party of up to $145.0 million per novel TAT and a low or high single-digit royalties on future sales (depending on the opt out time point). If neither party opts out, and unless otherwise agreed by the parties, AstraZeneca will lead worldwide commercialization activities for the novel TATs, subject to our option to co-promote the TATs in the U.S.  All profits and losses resulting from such commercialization activities will be shared equally.

For the combination therapies, the parties will evaluate up to five potential combination strategies involving our existing assets, including FPI-1434, in combination with certain of AstraZeneca’s existing therapeutics for the treatment of various cancers. AstraZeneca will fully fund all research and development activities for the combination strategies, until such point as we may opt-in to the clinical development activities. We have the right to opt-out of clinical development activities relating to these combination therapies. In such instance, we will be responsible for repaying its share of the development costs via a royalty on the additional combination sales only if its drug is approved on the basis of clinical development solely conducted by AstraZeneca, in which case the royalty payments shall also include a variable risk premium based on the number of our product candidates to have received regulatory approval at that time. Each party will have the sole right, on a country-by-country basis, to commercialize its respective contributed compound as a component of any combination therapy for which such party’s contributed compound may be commercialized under a separate marketing authorization from the other party’s contributed compound to such combination therapy. The parties will negotiate in good faith on a combination therapy-by-combination therapy basis the terms and conditions to co-commercialize any combination therapy that is to be commercialized under a single marketing authorization. During the period of time commencing with the inclusion of an available molecular target in the selection pool for development as a combination therapy and ending upon the end of the nomination period or earlier removal of such combination target from such pool, we will not undertake any preclinical or clinical studies combining our TAT Platform with any compound modulating the activity of such combination target. Following selection of a target under the AstraZeneca Agreement and payment of an exclusivity fee by AstraZeneca, and provided that AstraZeneca enrolls its first patient in a clinical trial as further defined in the AstraZeneca Agreement within a pre-defined period of time of such selection, we will not undertake any preclinical or clinical studies combining our TAT Platform with compounds modulating the same combination target for the duration of the evaluation period for such combination target, as further defined in the AstraZeneca Agreement. Within a certain time period following initiation of the evaluation period with respect to a combination target, AstraZeneca has the exclusive right to undertake, alone or in collaboration with us, all further clinical or preclinical combination studies with respect to a combination target by paying certain exclusivity fees.

We received an upfront payment of $5.0 million from AstraZeneca. In addition, we are eligible to receive future payments of up to $40.0 million, including clinical milestones. The AstraZeneca Agreement expires on a TAT-by-TAT and combination-by-combination basis upon the later of the expiration of development and exclusivity obligations relating to such TAT or combination or, if such TAT or combination is commercialized as a product under the AstraZeneca Agreement, the expiration of the commercial life of such product. We and AstraZeneca can each terminate the AstraZeneca Agreement for the other party’s uncured material breach following the applicable notice period. Each of us and AstraZeneca may also terminate the AstraZeneca Agreement with respect to any TAT or combination product if such party determines that the continued development of such TAT or combination product is not commercially viable, or for a material safety issue with respect to such TAT or combination product.

License Agreement with the Centre for Probe Development and Commercialization

In February 2017, we entered into a license agreement with the CPDC, or the CPDC License Agreement, pursuant to which we acquired a worldwide, exclusive license to (i) all of CPDC’s patents and patent applications throughout the world covering or relating to the technology owned or licensable by CPDC relating to its IGF-1R program and the associated novel linker technology, which we refer to as the CPDC Technology and (ii) all of CPDC’s technical information related to the CPDC Technology, including the right to sublicense any or all such rights to the CPDC Technology.

As consideration for the license, we paid CPDC a nominal fee. We are not required to pay CPDC any royalties or milestones for the use of the CPDC Technology.

The CPDC License Agreement will remain in effect until terminated. Either party may terminate the CPDC License Agreement in the event that the other party is in default of any of its obligation under the CPDC License Agreement and such default is not remedied within 60 days of receiving notice of such default.

License Agreement with ImmunoGen, Inc.

In December 2016, we entered into a license agreement with ImmunoGen, or the ImmunoGen License Agreement. Pursuant to the ImmunoGen License Agreement, we acquired a worldwide, exclusive, sublicensable royalty-bearing license to use, develop, manufacture, commercialize and otherwise exploit any radiopharmaceutical conjugate that includes or incorporates ImmunoGen’s monoclonal antibody that targets IGF-1R and the related amino acid sequence, and any antibody derived therefrom, including the naked antibody we utilize in FPI-1434, which we refer to as the ImmunoGen Product, for the treatment, prevention, diagnosis, control and maintenance of all diseases and disorders.

Pursuant to the ImmunoGen License Agreement, we will use commercially reasonable efforts to develop and seek regulatory approval for the ImmunoGen Product in the United States and in at least one of Canada, France, Germany, Italy, Japan, Spain or the United Kingdom. If regulatory approval is obtained, we are required to use commercially reasonable efforts to commercialize the ImmunoGen Product in each country where the regulatory approval is obtained. We will be solely responsible for the costs associated with development, manufacturing, regulatory approval and commercialization of any products.

After completion of any Phase 2 clinical trial of any product covered by the ImmunoGen License Agreement and upon the first to occur of (i) our undertaking of good faith efforts to identify potential licensees or collaborators to develop and commercialize any product covered by the ImmunoGen License Agreement or (ii) the delivery of data with respect to such Phase 2 clinical trial, ImmunoGen will have an exclusive right of first negotiation to obtain rights to develop or commercialize the product in North America, provided that neither party shall have the obligation to enter into such a license. If ImmunoGen does not exercise its option during the specified period, then we have the right to license the product for development or commercialization in North America to a third party. If ImmunoGen exercises its option, but we do not enter into any such license agreement, ImmunoGen’s right of first negotiation expires.

As initial consideration for the license, we paid ImmunoGen an upfront fee of $0.2 million. In addition, we will be required to pay ImmunoGen up to an aggregate of $15.0 million in specified development and regulatory milestones and up to $35.0 million in specified sales milestones. We are also obligated to pay ImmunoGen tiered, low to mid single-digit royalties of total worldwide sales of the ImmunoGen Product on a country-by-country basis. For product sales in the U.S., the royalty term will run for 10 years following the first commercial sale and, for product sales outside the U.S., the royalty term will run for five years following the first sale.

Unless earlier terminated, the ImmunoGen License Agreement will expire at the end of the last royalty period described above. Either party may terminate for the uncured breach by the other party and upon the other party filing for bankruptcy, reorganization, liquidation or receivership proceedings. In addition, until we receive regulatory approval of any product utilizing the ImmunoGen Product, we may terminate the agreement at any time upon 90 days’ prior written notice. Following receipt of regulatory approval, we may terminate the agreement at any time upon 180 days’ prior written notice to ImmunoGen.

Rainier Asset Purchase Agreement and Genentech License Agreement

Pursuant to the terms of the asset purchase agreement we entered into on March 10, 2020 with Rainier, or the Rainier Asset Purchase Agreement, we acquired substantially all the assets of Rainier in consideration for an upfront cash payment of $1.0 million, which was paid at the closing, or the Closing. Unless terminated pursuant to the terms of the Rainier Asset Purchase Agreement, which termination may not occur later than eight months following the Closing, or the Outside Date, we are obligated to pay Rainier an additional amount equal to $3.5 million and issue an aggregate of 313,359 of our common shares. If the Rainier Asset Purchase Agreement is not terminated by the Outside Date, we will be obligated to make aggregate payments to Rainier of up to $22.5 million and issue up to 156,679 of our non-voting common shares upon the achievement of specified development and regulatory milestones and of up to $42.0 million upon the achievement of specified sales milestones.

In the event we enter into a transaction with a non-affiliated party relating to the license or sale of substantially all our rights to develop vofatamab as a naked antibody, we will be required to pay Rainier a portion of the revenue from such transaction, in an amount ranging from 10% to 30%, based on how long after the Closing the transaction takes place.

The Rainier Asset Purchase Agreement may be terminated at any time prior to the Outside Date upon 30 days’ notice by us to Rainier or upon the mutual written consent of both parties. If the agreement is terminated prior to the Outside Date, our future payment obligations become void and we will cease to have any rights to the antibody or the Genentech License Agreement (as defined below). On October 8, 2020, we entered into a first amendment to the Rainier Agreement (the “Amended Rainier Agreement”) to extend certain terms of the Rainier Agreement. Specifically, the Outside Date, was amended such that termination may not occur later than eleven months following the Closing, or February 10, 2021 (the “Revised Outside Date”). On February 8, 2021, we entered into a second amendment to the Amended Rainier Agreement, as amended pursuant to which the Outside Date was amended such that termination may not occur later than July 1, 2021 in consideration for early payment of the additional $3.5 million owed to Rainier. We remain obligated to issue an aggregate of 313,359 of our common shares to Rainier under the Amended Rainier Agreement, as amended.

In connection with the Rainier Asset Purchase Agreement, in March 2020, we were assigned all of Rainier’s rights and obligations under an exclusive license agreement, dated December 26, 2012, between BioClin Therapeutics, Inc. and Genentech, Inc., or the Genentech License Agreement. Pursuant to the Genentech License Agreement, we have an exclusive, worldwide, sublicensable license to make, use, research, develop, sell and import certain intellectual property and technology of Genentech relating to vofatamab, an antibody targeted to FGFR3, and a mutant antibody thereof, or the Licensed Antibodies, including any products that contain a Licensed Antibody as an active ingredient, or Products.

Pursuant to the Genentech License Agreement, we are obligated to use commercially reasonable efforts to develop and commercialize at least one Product and we are solely responsible for the costs associated with the development, manufacturing, regulatory approval and commercialization of any Products. The manufacture of the antibody by any third-party CMO must be approved in advance by Genentech. Additionally, Genentech retains the right to use the Licensed Antibodies solely to research and develop molecules other than the Licensed Antibodies.

We are required to pay Genentech milestone payments of up to $44.0 million upon the achievement of specified sales milestones.

We are obligated to pay Genentech tiered royalties ranging from a mid single-digit percentage to a high single-digit percentage on worldwide net sales of Products containing the antibody (rather than the mutant antibody), and tiered royalties of a different mid to high single-digit range on worldwide net sales of Products containing the mutant antibody. For Products that are not covered by an enforceable patent in the country in which they are sold, we are obligated to pay a low single-digit royalty on sales in such country until the end of the royalty term. The royalty payments may be subject to deductions in the event we obtain a license under a third-party patent that covers the Licensed Antibody contained in the Product.

Our obligation to pay royalties begins on the date of first commercial sale of a Product and expires upon the later of 10 years or the date the Product is no longer covered by an enforceable patent.

Unless earlier terminated, the Genentech License Agreement will expire upon the expiration of all royalty and milestone payment obligations. Either party may terminate the Genentech License Agreement as follows: (i) if the other party is in material breach and such breach is not cured within 90 days of receiving notice thereof or (ii) in the event of specified insolvency events involving the other party. In addition, we may terminate the Genentech License Agreement for convenience upon 60 days’ prior written notice if we determine in our sole discretion that development or commercialization of Products is not economically or scientifically feasible or appropriate.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as those developed from our Fast-Clear linker technology and any other product candidates we develop. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Drug and Biological Product Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations and biologics under the FDCA, the Public Health Service Act, or the PHSA, and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Our product candidates and any future product candidates we develop must be approved by the FDA through either a new drug application, or NDA, or a biologics license application, or BLA, process before they may be legally marketed in the United States. An NDA or BLA is a request for approval to market a drug or biologic, respectively, for one or more specified indications. NDAs must contain data sufficient for the agency to determine the drug is safe and effective, and BLAs must contain data sufficient to demonstrate the safety, purity, and potency of the biologic. The FDA review and approval process generally involves the following:

•	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP requirements;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an Institutional Review Board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

•	submission to the FDA of an NDA or BLA;
•	a determination by the FDA within 60 days of its receipt of an NDA or BLA to accept the filing for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug or biologic will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug or biologic’s identity, strength, quality and purity;

•	potential FDA audit of the clinical trial sites that generated the data in support of the NDA or BLA; and
•	FDA review and approval of the NDA or BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug or biologic in the United States.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, or at all.

Preclinical Studies and IND

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies.

An IND sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA or BLA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap or be combined.

•

Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the product candidate.

•

Phase 2 clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

•

Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators 15 days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidates do not undergo unacceptable deterioration over their shelf life.

FDA Review Process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is, among other things, safe and effective for its intended use. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA or BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. The NDA or BLA may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted NDAs and BLAs before it accepts them for filing, and may request additional information rather than accepting the NDA or BLA for filing. The FDA decides whether to accept an NDA or BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months, from the filing date, in which to complete its initial review of a new molecular entity NDA or original BLA and respond to the applicant, and six months from the filing date of a new molecular entity NDA or original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification.

Before approving an NDA or BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug or biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The Complete Response Letter may require additional clinical data, pivotal Phase 3 clinical trial(s) as well as other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. The FDA may delay or refuse approval of an NDA or BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United

States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product.

Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new drugs and biologics are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor of a drug or biologic can request the FDA to designate the product for fast track status any time before receiving NDA or BLA approval, but ideally no later than the pre-NDA or pre-BLA meeting.

Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis, or prevention of a serious or life-threating disease or condition compared to available therapies. For original NDAs and BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date.

A product candidate may also be eligible for accelerated approval, if it treats a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA generally requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit.

Additionally, a drug or biologic may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.

Fast track designation, priority review, and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and efficacy of the drug or biologic for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or FDASIA, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials as well as other clinical development programs.

Post-Marketing Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping activities, reporting of adverse experiences, product sampling and distribution, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. Prescription drug and biologic promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA/BLA or NDA/BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violations, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of post-approval problems with a product may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including recall.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•	fines, warning or untitled letters or holds on post-approval clinical studies;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•	product seizure or detention, or refusal of the FDA to permit the import or export of products;
•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•	mandated modification of promotional materials and labeling and the issuance of corrective information;
•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•	injunctions or the imposition of civil or criminal penalties.

Biosimilars and Exclusivity

An abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act. This amendment to the PHSA, in part, attempts to minimize duplicative testing.

Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Complexities associated with the larger, and often more complex, structure of biological products as compared to small molecule drugs, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a supplement for the reference product for a subsequent application filed by the same sponsor or manufacturer of the reference product (or licensor, predecessor in interest or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation and meaning of the BPCIA remains subject to significant uncertainty.

U.S. Healthcare Reform and Other U.S. Healthcare Laws

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which companies sell, market and distribute pharmaceutical products. In addition, transparency laws and patient privacy regulations by federal and state governments and by governments in foreign jurisdictions can apply to the manufacturing, sales, promotion and other activities of pharmaceutical manufactures. The applicable federal, state and foreign healthcare laws and regulations that can affect a pharmaceutical company’s operations include:

•

The U.S. federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under the Medicare and Medicaid programs, or other federal healthcare programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

•

The federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using or causing to be made or used a false record or statement, including providing inaccurate billing or coding information to customers or promoting a product off-label, material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the federal government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the U.S. federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

The federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, or ACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•	Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•

Analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources.

Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations with respect to certain laws. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect our business in an adverse way. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Ensuring our business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

The failure to comply with any of these laws or regulatory requirements subjects companies to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical company to incur significant legal expenses and divert management’s attention from the operation of the business.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition to coverage under Medicare Part D for the manufacturer’s outpatient drugs.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and congressional challenges, as well as efforts by the former Trump administration to repeal or replace certain aspects of the ACA. Since assuming the presidency in January 2017, former President Trump signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, former President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018 among other things, amends the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives which could limit the amounts that federal and state governments will pay for healthcare products and services and result in reduced demand for certain pharmaceutical products or additional pricing pressures.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

U.S. Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of our product candidates and any future product candidates we develop, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

Marketing exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

A drug or biologic product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods and patent terms. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Canadian Review and Approval Process

In Canada, our biologic product candidates and our research and development activities are primarily regulated by the Food and Drugs Act and the rules and regulations thereunder, which are enforced by Health Canada (including its Biologics and Genetic Therapies Directorate). Health Canada regulates, among other things, the research, development, testing, approval, manufacture, packaging, labeling, storage, recordkeeping, advertising, promotion, distribution, marketing, post-approval monitoring and import and export of pharmaceutical, including biologic, products. The drug approval process under Canadian laws requires licensing of manufacturing facilities, carefully controlled research and testing of products, government review and approval of experimental results prior to giving approval to sell drug products including biologic drug products. Regulators also typically require that rigorous and specific standards such as GMP, GLP and GCP are followed in the manufacture, testing and clinical development, respectively, of any drug product. The processes for obtaining regulatory approvals in Canada, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. For further information, see “Risk Factors.”

The principal steps required for drug approval in Canada are as follows:

Preclinical Toxicology Studies

Non-clinical studies are conducted in vitro and in animals to evaluate pharmacokinetics, metabolism and possible toxic effects to provide evidence of the safety of the drug candidate prior to its administration to humans in clinical studies and throughout development. Such studies are conducted in accordance with applicable laws and GLP.

Initiation of Human Testing

In Canada, the process of conducting clinical trials with a new drug cannot begin until we have submitted a Clinical Trial Application, or CTA, and the required number of days has lapsed without objection from Health Canada. Biological drugs carry additional risks, as compared to traditional small molecule drugs, associated with complexity and variability in manufacturing that can contribute to increased lot-to-lot variation of the final product, and with the potential for adventitious agents. Therefore, the content requirements for the quality information for biological drugs to be used in clinical trials are different from those for standard small molecule pharmaceutical drugs (for example, the inclusion of information on manufacturing facilities is required for biological drugs). In addition, it is necessary to have more stringent controls on the release of biologic drug lots used in authorized clinical trials.

Similar regulations apply in Canada to a CTA as to an IND in the United States. If the CTA is deemed by Health Canada to be acceptable, a No Objection Letter, or NOL, would be issued. A Not Satisfactory Notice will be issued by Health Canada if significant deficiencies are identified or if timely responses to information requested have not been received. Once approved by the issuance of an NOL, two key factors influencing the rate of progression of clinical trials are the rate at which patients can be enrolled to participate in the research program and whether effective treatments are currently available for the disease that the drug is intended to treat. Patient enrollment is largely dependent upon the incidence and severity of the disease, the treatments available and the potential side effects of the drug to be tested and any restrictions for enrollment that may be imposed by regulatory agencies. For further information, see “Risk Factors.”

Clinical Trials

Similar regulations apply in Canada regarding clinical trials as in the United States. In Canada, Research Ethics Boards, or REBs, instead of IRBs, are used to review and approve clinical trial plans. Clinical trials involve the administration of an investigational new drug to human subjects under the supervision of qualified investigators, in most cases a physician, in accordance with current Good Clinical Practices, or cGCP, requirements, which include review and approval by REBs. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated and a statistical analysis plan. Human clinical trials for new drugs are typically conducted in three sequential phases, Phase 1, Phase 2 and Phase 3, as discussed above in the context of government regulation in the United States.

The manufacture of investigational drugs for the conduct of human clinical trials is subject to current Good Manufacturing Practice, or cGMP, requirements. Investigational drugs and active pharmaceutical ingredients imported into Canada are also subject to regulation by Health Canada relating to their labeling and distribution. Progress reports detailing the results of the clinical trials must be submitted at least annually to Health Canada and the applicable REBs, and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, in Canada, Health Canada or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an REB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the REB’s requirements or if the drug has been associated with unexpected serious harm to subjects. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of trial subjects, potential trial subjects and the continuing validity and scientific merit of the clinical trial. A sponsor may also suspend or terminate a clinical trial based on evolving business objectives or competitive climate.

New Drug Submission

Upon successful completion of Phase 3 clinical trials, in Canada the company sponsoring a new drug then assembles all the preclinical and clinical data and other testing relating to the product’s pharmacology, chemistry, manufacture, and controls, and submits it to Health Canada as part of a New Drug Submission, or NDS. The NDS is then reviewed by Health Canada for approval to market the drug.

As part of the approval process, Health Canada will inspect the facility or the facilities at which the drug is manufactured. Health Canada will not approve the product unless compliance with cGMP—a quality system regulating manufacturing—is satisfactory and the NDS contains data that provide substantial evidence that the drug is safe and effective in the indication studied. In addition, before approving an NDS, Health Canada will typically inspect one or more clinical sites to assure compliance with GCP.

The testing and approval process for an NDS requires substantial time, effort and financial resources, and may take several years to complete. Biologic drugs, such as our candidates, differ from standard small molecule drugs in that applicants must include more detailed chemistry and manufacturing information. This is necessary to help ensure the purity and quality of the product, for example to help ensure that it is not contaminated by an undesired microorganism. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Health Canada may not grant approval of an NDS on a timely basis, or at all. In Canada, NDSs are subject to user fees and these fees are typically increased annually to reflect inflation.

Even if Health Canada approves a product candidate, it may limit the approved indications for use of the product candidate, require that contraindications, warnings or precautions be included in the product labeling, require that post-

approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms.

Biologic products in particular are monitored post-approval by being placed on a lot release schedule tailored to their potential risk, manufacturing, testing and inspection history to date. With higher risk biologics, each lot is tested before being released for sale in Canada. Moderate risk biologics are periodically tested at the discretion of Health Canada while manufacturers of low risk biologics usually only need to contact Health Canada regarding lots being sold or for providing certification of complete and satisfactory testing. Products are carefully scrutinized before they are placed in any level of the lot release process, and at any time the testing regime for a biologic may be altered.

Health Canada may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements, notification, and regulatory authority review and approval. Further, should new safety information arise, additional testing, product labeling or regulatory notification may be required.

Canadian Biosimilars

The terms “biosimilar biologic drug” and “biosimilar” are used by Health Canada to describe a biologic drug that enters the market subsequent to a version previously authorized in Canada and with demonstrated similarity to a reference biologic drug. Accordingly, a biosimilar, previously known in Canada as a subsequent entry biologic, or SEB, will in all instances be a subsequent entrant onto the Canadian market.

Based on Health Canada guidance documents, a biosimilar can rely in part on prior information regarding safety and efficacy that is deemed relevant due to the demonstration of similarity to the reference biologic drug and which influences the amount and type of original data required. Generic drugs are chemically derived products that are pharmaceutically equivalent to innovative drugs, whereas biosimilars are products of a biologic nature that are similar to innovative biologics. According to Health Canada, it is not currently possible to demonstrate that two biologic drugs are pharmaceutically equivalent, and therefore the regulatory approval process for generics and biosimilars is different: biosimilars are approved using the standard NDS pathway with some allowances made for reduced safety and efficacy information set out in guidance documents, while generic drugs are approved using an abbreviated new drug submission pathway set in guidance and law under the Food and Drug Regulations. In part because it continues to be set out only in guidance and not law, the specific requirements in order to receive biosimilar approval are subject to some uncertainty.

As discussed above, all biosimilars enter the market subsequent to a biologic drug product previously approved in Canada and to which the biosimilar is considered similar. As such, biosimilars are subject to existing laws and regulations outlined in the Patented Medicines (Notice of Compliance) Regulations and the Food and Drug Regulations, and related guidance documents.

Similar to the Hatch-Waxman Act in the United States, Canada has the Patented Medicines (NOC) Regulations under the Patent Act which require a company that files a drug submission that references a patented product (for example, a biosimilar) to address any relevant patents listed on the Patent Register against the reference product, prior to being able to receive approval from Health Canada. The Canadian regime is similar to the United States regime, but a number of distinctions do exist.

Like the United States, Canada also has data protection, but again differences exist between the two jurisdictions. For example, Canada’s data protection applies to an “innovative drug,” which is defined as a drug that contains a medicinal ingredient not previously approved in a drug by the Minister and that is not a variation of a previously approved medicinal ingredient such as a salt, ester, enantiomer, solvate or polymorph. If a product is deemed to be an innovate drug, it is eligible for an eight-year period of data protection (with an additional six-month pediatric extension in some circumstances). In general, biologics can be considered innovative drugs but typically biosimilars are not.

European Union Drug Development

In the European Union, or EU, our future products also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU member states have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the member state where they occurred.

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Recently enacted Clinical Trials Regulation EU No 536/2014 ensures that the rules for conducting clinical trials in the EU will be identical.

European Union Drug Review and Approval

In the European Economic Area, or EEA, which is comprised of the 28 member states of the EU and Iceland, Liechtenstein, Norway, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations.

•

The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a member state of the EEA, this National MA can be recognized in other member states through the Mutual Recognition Procedure. If the product has not received a National MA in any member state at the time of application, it can be approved simultaneously in various member state through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the member state in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other member state, referred to as the Member States Concerned, for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the member states (i.e., in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

European Union Orphan Designation and Exclusivity

In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union community (or where it is unlikely that the development of the medicine would generate sufficient return to justify the investment) and for which no satisfactory method of diagnosis, prevention or treatment has been authorized (or, if a method exists, the product would be a significant benefit to those affected).

In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation must be requested before submitting an application for MA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

European Union Drug Marketing

Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union member states, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain EU member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization as well as the regulatory authorities of the individual EU member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

European Data Collection

The collection and use of personal health data in the EU is governed by the provisions of the Data Protection Directive, and as of May 2018 the General Data Protection Regulation, or GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive and GDPR also impose strict rules on the transfer of personal data out of the EU to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the EU member states may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

Rest of the World Regulation

For other countries outside of the EU, Canada and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Reimbursement

Sales of our products, when and if approved, will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States, no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, coverage determination is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement and requirements for substitution of biosimilars for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs.

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide coverage and reimbursement. Obtaining coverage and reimbursement for newly approved drugs and biologics is a time-consuming and costly process, and coverage may be more limited than the purposes for which a drug is approved by the FDA or comparable foreign regulatory authorities. Assuming coverage is obtained for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Additionally, coverage policies and third-party reimbursement rates may change at any time. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of prescribed products.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Human Capital Resources

As of March 15, 2021, we had 61 full-time employees and one contract employee. Of these employees, 35 are based out of our headquarters in Hamilton, Ontario and 27 are based out of our office in Boston, Massachusetts.  None of our employees are represented by a labor union or covered by a collective bargaining agreement. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. We have not experienced any work stoppages as a result of labor disputes or strikes. We have built a strong and positive workplace culture and we pride ourselves on maintaining good relationships with our employees. All our full-time employees enjoy a range of benefits including company-matching retirement contributions, participation in our incentive stock option program and our funding of health insurance premiums for both the employee and the employee’s family.

Corporate Information

We were incorporated in December 2014 under the Canada Business Corporations Act. Our principal executive offices are located at 270 Longwood Road South, Hamilton, ON, L8P 0A6, and our telephone number is (289) 799-0891. We have two wholly-owned subsidiaries, Fusion Pharmaceuticals US Inc. and Fusion Pharmaceuticals (Ireland) Unlimited Company, which we refer to as our Irish subsidiary. Our website address is www.fusionpharma.com. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common shares involves a high degree of risk. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

The risks described below are not intended to be exhaustive and are not the only risks facing the company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, financial condition, results of operations and future growth prospects.

Please see page ii of this Annual Report on Form 10-K for a summary of the principal risks that we believe are specific to Fusion, followed by more detailed descriptions of all risk factors below, both those that are company-specific, as well as those that are more generally associated with both our industry and ownership of securities in general.

Company Specific Risk Factors

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

We have incurred significant net losses in each period since our inception in December 2014. For the years ended December 31, 2020 and 2019, we reported net losses of $78.3 million and $16.2 million, respectively.  As of December 31,

2020, we had an accumulated deficit of $113.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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
•

establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities, whether alone or with third parties, to commercialize any product candidates for which we may obtain regulatory approval, if any; and

•	expand, maintain and protect our intellectual property portfolio.

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

On June 30, 2020, we completed an initial public offering of our common shares by issuing 12.5 million shares of our common shares, at $17.00 per share, for gross proceeds of $212.5 million, or net proceeds of approximately $193.1 million. As of December 31, 2020, we had approximately $301.4 million in cash, cash equivalents, restricted cash and investments.  Based on our research and development plans, we expect our cash at December 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements through 2023. We will require significant additional amounts of cash in order to launch and commercialize our current and future product candidates to the extent that such launch and commercialization are not the responsibility of a future collaborator that we may contract with in the future. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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

In general, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), or the Canadian Tax Act, and equivalent provincial income tax legislation restrict a corporation’s ability to carry forward net operating losses from preceding taxation years. We have not performed a detailed analysis to determine whether an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act has occurred after each of our previous issuances of our common shares or preferred shares or our subsidiary’s preferred exchangeable shares. As of December 31, 2020, we had $46.2 million of Canadian net operating loss carryforwards that begin to expire in 2035. In addition, we had $2.3 million of Canadian research and development tax credit carryforwards that begin to expire in 2037 and an available Canadian research and development expenditure pool of $11.1 million, which expenditures are available to reduce future taxable income and generally have an unlimited carryforward period. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary. Future changes in our share ownership, some of which are outside of our control, could result in an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act. Therefore, our ability to utilize our existing net operating loss carryforwards, research and development tax credits and research and development expenditure pool, as well as tax attributes from any companies that we may acquire in the future, may be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our net operating losses and other tax attributes, which could negatively impact our future cash flows.

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

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. For example, our ongoing trial of FPI-1434 utilizes an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Our business could be adversely affected by health epidemics in regions where we have clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 pandemic has spread globally. In the United States and Canada, travel bans and government stay-at-home orders have caused widespread disruption in business operations and economic activity. Governmental authorities around the world have implemented measures to reduce the spread of COVID-19, including in the United States and in Canada. These measures, including suggested or mandated “shelter-in-place” orders, have adversely affected workforces, customers, economies, and financial markets.

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

For our clinical trials that we conduct at sites outside the United States, particularly in countries that are experiencing heightened impact from the COVID-19 pandemic, in addition to the risks listed above, we have also experienced, and may also in the future experience, the following adverse impacts:

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product and comparator drugs used in our clinical trials;
•

changes in local regulations as part of a response to the COVID-19 outbreak, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	the refusal of the FDA to accept data from clinical trials in these affected geographies.

While we have completed enrollment and dosing in the third cohort of our ongoing Phase 1 clinical trial of FPI-1434, we may not be able to enroll additional patient cohorts on our planned timeline due to disruptions at our clinical trial sites. At this time, we are currently unable to predict when we will be able to fully resume clinical activities for FPI-1434 or any other preclinical and clinical programs. The global outbreak of COVID-19 continues to rapidly evolve. The full extent to which the COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Risks Related to Our Reliance on Third Parties

Presently our product candidates are biologics and the manufacture of our product candidates is complex. We rely, and will continue to rely, on third parties to manufacture our lead product candidate for our ongoing clinical trial and our preclinical studies as well as any preclinical studies or clinical trials of our future product candidates that we may conduct. We also expect to rely on third parties for the commercial manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product supplies or product candidates, or fail to do so at acceptable quality levels or prices.

Presently our product candidates are biologics and the process of manufacturing them is complex, highly regulated and subject to multiple risks. As a result of these complexities, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds, and the manufacturing process for biologics is less reliable and is more difficult to reproduce. In addition, manufacturing our product candidates will require many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability failures or other issues relating to the manufacture of our product candidates will not occur in the future. Further, as product candidates are developed through preclinical to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

We do not currently own any facility that may be used as a clinical-scale manufacturing and processing facility and we currently intend to rely on outside vendors to manufacture supplies and process our product candidates for preclinical studies and clinical trials under the guidance of our management team. Our manufacturing process may be more difficult or expensive than the approaches currently in use. We may make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will not result in significantly different products that may not be as safe and effective as any product candidates deployed by our third-party research institution collaborators.

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

In addition, if any third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original third-party manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change our third-party manufacturer for any reason, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidate that such third-party manufacturer owns independently. This would increase our reliance on such third-party manufacturers or require us to obtain a license from such third-party manufacturer in order to have another third-party manufacturer manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

225Ac is a key component of our FPI-1434 product candidate and other product candidates that we might consider for development with the 225Ac payload. Although we believe there are adequate quantities of 225Ac available today to meet our current needs via our present suppliers, the DoE and TRIUMF, we may encounter supply shortages which could affect our business operations and results of operations. Our contract for supply of this isotope from the DoE must be renewed upon the end of its term, and the current contract extends through January 2022. There can be no assurance that the DoE will renew the contract or that change its policies that allow for the sale of isotope to us. Failure to acquire sufficient quantities of medical grade 225Ac would make it impossible to effectively complete clinical trials and to commercialize any 225Ac-based product candidates that we may develop and would materially harm our business.

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

Under the strategic collaboration agreement, the Collaboration Agreement, entered into between us and AstraZeneca UK Limited, or AstraZeneca, in October 2020, we and AstraZeneca will jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer by leveraging our TAT platform and expertise in radiopharmaceuticals with AstraZeneca’s portfolio of antibodies and cancer therapeutics. For the combination therapies, the parties will evaluate potential combination strategies involving our existing assets, including our lead candidate FPI-1434, in combination with certain of AstraZeneca’s existing therapeutics for the treatment of various cancers. AstraZeneca is obligated to fully fund all research and development activities for the combination strategies.

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

•	collaboration agreements may restrict our rights to independently pursue new product candidates.

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

We may form or seek additional collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.

We may form or seek additional strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing shareholders or disrupt our management and business.

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

If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

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

We are subject to applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute and the U.S. federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute our products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry (e.g., healthcare providers, physicians and third-party payors), are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. We also may be subject to patient information and privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

•

The Anti-Kickback Statute, which prohibits the knowing and willful offer, receipt or payment of remuneration in exchange for, or to induce or reward, the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal healthcare programs. Remuneration has been broadly defined to include anything of value, including but not limited to cash, improper discounts and free or reduced-price items and services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, U.S. courts have found that if “one purpose” of remuneration is to induce referrals, the U.S. federal Anti-Kickback Statute is violated. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. A claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. We continue to evaluate what effect, if any, the rule will have on our business.  Many states have similar laws that apply to their state healthcare programs as well as private payors. Violations of anti-kickback and other applicable laws can result in exclusion from federal healthcare programs and substantial civil and criminal penalties.

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

In the United States, there have been and continue to be a number of legislative initiatives and judicial challenges to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and creates a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point of sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D and closed the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.

Since its enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the former Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what effect further changes to the ACA would have on our business, especially under the Biden administration.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018 will remain in effect through 2030 unless additional U.S. Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2021. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the former Trump administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that certain drug and biologic manufacturers can charge for medications sold to certain health care facilities. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. On July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the former administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of

California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. In December 2016, we entered into the ImmunoGen License Agreement with ImmunoGen, Inc., or ImmunoGen, pursuant to which we acquired a worldwide, exclusive, sublicensable royalty-bearing license to use, develop, manufacture and commercialize, and otherwise exploit any radiopharmaceutical conjugate that includes or incorporates ImmunoGen’s monoclonal antibody to IGF-1R and the related amino acid sequence, and any antibody derived therefrom, including the naked antibody we utilize in FPI-1434 for the treatment, prevention, diagnosis, control and maintenance of all diseases and disorders. In February 2017, we entered into the CPDC License Agreement with CPDC, pursuant to which we acquired a worldwide, exclusive license to (i) all of CPDC’s patents and patent applications throughout the world covering or relating to the technology owned or licensable by CPDC relating to its IGF-1R program and the associated novel linker technology and (ii) all of CPDC’s technical information related to such technology, including the right to sublicense any or all such rights to such technology. In March 2020, we entered in to an asset purchase agreement with Rainier Therapeutics, Inc. (f/k/a BioClin

Therapeutics, Inc.), or Rainier, pursuant to which we acquired Rainier’s business related to antibodies targeting fibroblast growth factor receptor 3, and were granted a license to certain related intellectual property from Genentech, Inc., or Genentech.

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

We are a party to license agreements with ImmunoGen and Genentech and others, pursuant to which we in-license key patent and patent applications for use in one or more of our product candidates. These existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensors may have the right to terminate the licenses, in which event we would not be able to develop or market the products covered by such licensed intellectual property.

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

Currently, our patents and patent applications are directed to our monoclonal antibodies that target the IGF-1 receptor, the radioimmunoconjugates, including the antibodies thereof and accompanying composition of matter, and treatment technologies. We seek or plan to seek patent protection for our radioimmunoconjugates, methods of treating cancers using our product candidates, including combination therapies, proprietary linkers used in our products candidates and antibodies that are used in our product candidates by filing and prosecuting patent applications in the United States and other countries as appropriate. As of December 31, 2020, our patent estate that we own and in-licensed includes over five issued U.S. patents, over five pending U.S. patent applications, over 20 issued foreign patents, over 65 pending foreign patent applications and four pending international Patent Cooperation Treaty, or PCT, applications. The claims of these patent applications are directed toward various aspects of our product candidates and research programs, including compositions of matter, methods of use, and processes. These patent applications or their subsequently filed U.S. and foreign national counterpart, if issued, are calculated to expire on various dates from February 2037 through January 2041, in each case without taking into account any possible patent term adjustments or extensions.

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

We conduct our operations at our facilities in Hamilton, Ontario and Boston, Massachusetts. These regions are headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Changes to U.S., Canadian or similar foreign immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to

U.S., Canadian or similar foreign immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. or Canadian citizens.

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

As of December 31, 2020, we had 51 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including certain aspects of regulatory approval, clinical trial management and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, or we are not able to effectively build out new facilities to accommodate this expansion, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Based on the number of shares outstanding as of December 31, 2020, our executive officers, directors, and 5% shareholders beneficially own approximately 65.0% of our common shares. Therefore, these shareholders may have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.

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

If our existing shareholders sell, or indicate an intention to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline. Following the June 2020 closing of our initial public offering, we had outstanding 41,664,044 shares, of which 29,164,044 shares are subject to restrictions on transfer under 180-day lock-up arrangements with the underwriters of our initial public offering. These restrictions expired on December 22, 2020, resulting in the majority of these shares becoming eligible for public sale on December 23, 2020, if they are registered under the Securities Act of 1933, as amended, or the Securities Act, or if they qualify for an exemption from registration under the Securities Act including under Rules 144 or 701.

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

A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if Ten Percent Shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A ‘‘Ten Percent Shareholder’’ is a United States person (as defined by the Code) who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of such corporation. We believe that we were not a CFC in the 2020 taxable year, however, it is possible that we may become a CFC in the 2021 taxable year or in a subsequent taxable year. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. In addition, recent changes to the attribution rules relating to the determination of CFC status may make it difficult to determine our CFC status for any taxable year. In addition, those changes to the attribution rules may result in ownership of the stock of our non-U.S. subsidiary being attributed to our U.S. subsidiary, which could result in our non-U.S. subsidiary being treated as a CFC and certain U.S. Holders of our common shares being treated as Ten Percent Shareholders of such non-U.S. subsidiary CFC. In addition, it is possible that a shareholder treated as a U.S. person for U.S. federal income tax purposes will acquire, directly or indirectly, enough of our common shares to be treated as a Ten Percent Shareholder. We cannot provide any assurances that we will assist holders of our common shares in determining whether we or any of our non-U.S. subsidiaries are treated as a CFC or whether any holder of the common shares is treated as a Ten Percent Shareholder with respect to any such CFC or furnish to any Ten Percent Shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations.

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

The rules governing passive foreign investment companies, or PFICs, can have adverse effects on U.S. Holders (as defined under “Material U.S. Federal Income Tax Considerations for U.S. Holders”) for U.S. federal income tax purposes. Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the value of our assets (generally, using a quarterly average) is attributable to assets that produce passive income or are held for the production of passive income (including cash), we would be characterized as a PFIC for U.S. federal income tax purposes. The determination of whether we are a PFIC, which must be made annually after the close of each taxable year, depends on the particular facts and circumstances and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Our status as a PFIC will depend on the composition of our income and the composition and value of our assets (including goodwill and other intangible assets), which will be affected by how, and how quickly, we spend any cash that is raised in any financing transaction. As a publicly traded CFC or not a CFC for such year, the value of our assets generally may be determined by reference to the market value of our common shares, which may be volatile. Moreover, our ability to earn specific types of income that will be treated as non-passive for purposes of the PFIC rules is uncertain with respect to future years. We do not believe we were a PFIC for our taxable year ended December 31, 2020 and do not currently expect to be a PFIC for our taxable year ending December 31, 2021 or future taxable years, however, we cannot provide any assurances regarding our PFIC status for any past, current or future taxable years.

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

General Risks

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Hamilton, Ontario, where we lease and occupy approximately 16,701 square feet of office and laboratory space that expires in 2030. As of December 31, 2020, we also maintained offices in Boston, Massachusetts, pursuant to a lease of 11,644 square feet that expires in 2026. We believe that our current facilities are adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares began trading on the Nasdaq Global Select Market on June 26, 2020, under the symbol “FUSN”. Prior to that time, there was no public market for our common shares.

Holders of Record

As of March 15, 2021, there were approximately 100 holders of record of our common shares. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement for our annual for our 2021 annual meeting of shareholders to be filed with the SEC, and is incorporated into this Annual Report on Form 10-K by reference.

Dividend Policy

We have never declared or paid any cash dividends on our common shares. We currently intend to retain future earnings to fund the development and growth of our business. We do not expect to pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors and will depend on then-existing conditions, including our financial conditions, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Equity Securities

None.

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

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Our lead product candidate, FPI-1434, utilizes our Fast-Clear linker to connect a humanized monoclonal antibody that targets the insulin-like growth factor 1 receptor, or IGF-1R, with the alpha emitting isotope actinium-225, or 225Ac. IGF-1R is a well-established tumor target that is found on numerous types of cancer cells, but historical attempts to suppress tumors by inhibiting the IGF-1R signaling pathway have been unsuccessful in the clinic. For FPI-1434, we have designed the product candidate to rely on the IGF-1R antibody only as a way to identify and deliver our alpha emitting payload to the tumor, and the mechanism of action does not depend on the IGF-1R signaling pathway to kill the tumor. We are currently conducting a Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R and convened a Safety Review Committee (“SRC”) meeting in the third quarter of 2020 to evaluate the safety and tolerability of the third dose escalation cohort of 40kBq/kg administered as a single dose. The available safety, dosimetry, pharmacokinetic and biodistribution data from the single dose escalation portion of the study provided justification for the initiation of FPI-1434 multi-dosing at 75kBq/kg and the SRC made the recommendation to proceed with dose escalation to 75kBq/kg administered as repeat doses. We dosed the first patient in the multi-dose escalation portion of the study in the fourth quarter of 2020. We anticipate reporting Phase 1 multiple-dose safety and imaging data, and the recommended Phase 2 dose/schedule, in the first half of 2022. In preclinical studies, FPI-1434 has been evaluated in combination with approved checkpoint inhibitors and DNA damage response inhibitors, or DDRis. As such, we believe that the synergies observed with either class of agent could expand the addressable patient populations for FPI-1434 and allow for potential use in earlier lines of treatment. We anticipate initiation of a Phase 1 combination study with FPI-1434 to occur six to nine months following determination of the recommended Phase 2 dose of FPI-1434 monotherapy. In addition, we are progressing our earlier-stage product candidate, FPI-1966, into clinical development, and expect to submit an investigational new drug application, or IND, for FPI-1966 for the treatment of head and neck and bladder cancers expressing fibroblast growth factor receptor 3, or FGFR3, in the second quarter of 2021.

On October 30, 2020, we entered into a strategic collaboration agreement with AstraZeneca UK Limited, or AstraZeneca, to jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer.  The collaboration leverages our TATs platform and expertise in radiopharmaceuticals with AstraZeneca’s leading portfolio of antibodies and cancer therapeutics, including DNA damage response inhibitors, or DDRis. Under the terms of the collaboration agreement, the companies will jointly discover, develop and commercialize novel TATs, which will utilize our Fast-Clear linker technology platform with antibodies in AstraZeneca’s oncology portfolio. In addition, the companies will exclusively explore certain specified combination strategies between TATs (including our lead candidate FPI-1434) and AstraZeneca therapeutics, for the treatment of various cancers. Both companies will retain full rights to their respective assets.

Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our Company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from any sources, including product sales. On June 30, 2020, we completed our initial public offering (“IPO”) of our common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs.  Prior to our IPO, we have funded our operations to date primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). Through December 31, 2020, we had received net proceeds of $364.2 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares).

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $78.3 million and $16.2 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $113.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of December 31, 2020, we had cash, cash equivalents and investments of $299.5 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through 2023.

Impact of the COVID-19 Pandemic

We are closely monitoring how the spread of COVID-19 is affecting our employees, business, preclinical studies and clinical trials. In response to the COVID-19 pandemic, most of our employees have transitioned to working remotely and travel has been restricted. While we have commenced dosing in the multi-dosing portion of the Phase 1 clinical trial of FPI-1434, the Company has experienced moderate delays in patient recruitment and enrollment as a result of COVID-19. We are unable to predict how the COVID-19 pandemic may affect our ability to successfully progress this or any other clinical programs in the future. At this time, there is significant uncertainty relating to the future trajectory of the pandemic and whether it may cause further delays in patient study recruitment. The impact of related responses and disruptions caused by the COVID-19 pandemic may result in further difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States, Canada and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States, Canada and other countries to contain and treat the disease.

Components of Results of Operations

Revenue from Product Sales

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from the sale of products for the foreseeable future. If our development efforts for our current or future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. We cannot predict if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

Collaboration Revenue

On October 30, 2020, we and AstraZeneca entered into a strategic collaboration agreement, or the AstraZeneca Agreement, pursuant to which we and AstraZeneca will work to jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer globally by leveraging our Targeted Alpha Therapies, or TATs, platform and expertise in radiopharmaceuticals with AstraZeneca’s leading portfolio of antibodies and cancer therapeutics, including DDRis. The AstraZeneca Agreement consists of two distinct collaboration programs: novel TATs and combination therapies.  Each party retains full ownership over its existing assets.

We received an upfront payment of $5.0 million from AstraZeneca in December 2020 associated with the combination therapies program. AstraZeneca will fully fund all research and development activities for the combination strategies, until such point as we may opt-in to the clinical development activities. We also have the right to opt-out of clinical development activities relating to these combination therapies. In such instance, we will be responsible for repaying our share of the development costs via a royalty on the additional combination sales only if our drug is approved on the basis of clinical development solely conducted by AstraZeneca, in which case the royalty payments shall also include a variable risk premium based on the number of our product candidates that have received regulatory approval at that time. We are eligible to receive future payments of up to $40.0 million, including those for the achievement of certain clinical milestones and exclusivity fees.

We determined the research and development activities associated with the combination therapies, or the Combination Therapies Collaboration, are a key component of our central operations and AstraZeneca has contracted with us to obtain goods and services which are an output of our ordinary activities in exchange for consideration. Further, we do not share the risks and rewards of the underlying research activities making AstraZeneca a customer for the Combination Therapies Collaboration which falls within the scope of ASC 606, Revenue from Contracts with Customers, or ASC 606.

Under ASC 606 we account for (i) the license we conveyed to AstraZeneca with respect to certain intellectual property and (ii) the obligations to perform research and development services as part of the Combination Therapies Collaboration as a single performance obligation under the AstraZeneca Agreement. We recognize revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. We recognize adjustments in revenue for changes in the estimated extent of progress towards completion under the cumulative catch-up method. Under this method, the impact of this adjustment on revenue recorded to date is recognized in the period the adjustment is identified.

Through December 31, 2020, we had yet to provide any services under the AstraZeneca Agreement and have not recognized any revenue in our consolidated statement of operations and comprehensive loss.

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

In connection with the AstraZeneca Agreement, we and AstraZeneca are both active participants in the research and development activities and are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement with respect to the novel TATs program, or the Novel TATs Collaboration. As this arrangement falls within the scope of ASC 808, Collaborative Arrangements, or ASC 808, all payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense.  As of December 31, 2020, we had not incurred any research and development expenses or received any payments from AstraZeneca relating to the Novel TATs Collaboration.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates and technology platform. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with our continued growth.

Other Income (Expense)

Change in Fair Value of Preferred Share Tranche Right Liability

In connection with our Class B preferred share financings in March 2019 and January 2020, we issued shares under subscription agreements that provided investors the right, or obligated investors, to participate in subsequent offerings of either (i) Class B preferred shares or (ii) Class B preferred exchangeable shares together with Class B special voting shares in the event that specified development or regulatory milestones were achieved or upon the vote of at least two-thirds of the holders of the Class B preferred shares and Class B special voting shares. We classified this Class B preferred share tranche right as a liability on our consolidated balance sheets. We remeasured this preferred share tranche right to fair value at each reporting date and recognized changes in the fair value of the preferred share tranche right liability as a component of other income (expense) in our consolidated statements of operations and comprehensive loss. We continued to recognize changes in the fair value of this preferred share tranche right liability until the preferred share tranche right was settled on June 2, 2020 in connection with the achievement of the specified regulatory milestone. Upon the settlement of the preferred share tranche right, the Class B preferred share tranche right was remeasured to fair value for the last time and the change in fair value was recognized as a component of other income (expense) in our consolidated statement of operations and comprehensive loss. As a result, in periods subsequent to June 2, 2020, we will no longer recognize changes in the preferred share tranche right liability in our consolidated statements of operations and comprehensive loss.

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

Upon the closing of the IPO, the warrants to purchase our convertible preferred shares and warrants to purchase preferred exchangeable shares of our Irish subsidiary were converted into warrants to purchase shares of our common shares.  As a result, the warrant liability was remeasured a final time on the closing date of the IPO and the change in fair value was recognized as a component of other income (expense) in our consolidated statements of operations and comprehensive loss and reclassified to shareholders’ equity (deficit) as the warrants qualify for equity classification.

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

Refundable Investment Tax Credits

Refundable investment tax credits consist of payments from the Canadian government for our scientific research and experimental development expenditures. We recognize such refundable investment tax credits in the year that the qualifying expenditures are made, provided that there is reasonable assurance of recoverability, based on our estimates of amounts expected to be recovered. The Company does not expect to qualify for refundable investment tax credits from the Canadian government for the year ended December 31, 2020 and forward.

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

As of December 31, 2020, we had $46.2 million of Canadian net operating loss carryforwards that begin to expire in 2035. We have recorded a full valuation allowance against our Canadian and Irish net deferred tax assets as of December 31, 2019 and our Canadian net deferred tax assets as of December 31, 2020.  As a result of the decision to liquidate the Irish entity, the Irish deferred tax assets were reduced to zero as of December 31, 2020.

In prior periods, we have recorded an insignificant amount of income tax provisions in each period, which relate to income tax obligations of our operating company in Canada and our operating company in the U.S., which generates a profit for tax purposes. For the year ended December 31, 2020, in connection with the planned liquidation of the Irish subsidiary the Company transferred intellectual property and cash to Canada which resulted in net Irish capital gains tax of $2.6 million.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$17,191	$10,632	$6,559
General and administrative	20,744	7,588	13,156
Total operating expenses	37,935	18,220	19,715
Loss from operations	(37,935)	(18,220)	(19,715)
Other income (expense):
Change in fair value of preferred share tranche right liability	(32,722)	1,432	(34,154)
Change in fair value of preferred share warrant liability	(6,399)	—	(6,399)
Interest income (expense), net	327	576	(249)
Refundable investment tax credits	—	176	(176)
Other income (expense), net	1,007	98	909
Total other income (expense), net	(37,787)	2,282	(40,069)
Loss before provision for income taxes	(75,722)	(15,938)	(59,784)
Income tax provision	(2,611)	(251)	(2,360)
Net loss	$(78,333)	$(16,189)	$(62,144)

Research and Development Expenses

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$6,148	$4,729	$1,419
Platform development and unallocated research and development expenses:
TAT platform and Fast-Clear linker technology	4,386	3,155	1,231
Personnel related (including share-based compensation)	5,798	2,260	3,538
Other	859	488	371
Total research and development expenses	$17,191	$10,632	$6,559

Research and development expenses were $17.2 million for the year ended December 31, 2020, compared to $10.6 million for the year ended December 31, 2019. The increase of $6.6 million was primarily due to an increase of $5.1 million in platform development and unallocated research and development costs and an increase of $1.4 million in direct costs related to our FPI-1434 product candidate due to the continued expenditures related to our Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R as well as preclinical research and manufacturing costs.

Platform development and unallocated research and development expenses were $11.0 million for the year ended December 31, 2020, compared to $5.9 million for the year ended December 31, 2019. The increase of $5.1 million was due to an increase of $3.5 million in personnel-related costs, an increase of $1.2 million in costs related to our TAT platform and Fast-Clear linker technology and an increase of $0.4 million in other costs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for managing our Phase 1 clinical trial of FPI-1434 and for conducting preclinical research. Personnel-related costs for the year ended December 31, 2020 and 2019 included share-based compensation of $0.9 million and $0.2 million, respectively. The increase in TAT platform and Fast-Clear linker technology costs was due to an increase of $1.0 million in external costs for preclinical studies and activities associated with our advancement of our TAT platform and Fast-Clear linker technology and an increase of $0.2 million in costs associated with our asset purchase and licensing agreements. The increase in other costs was primarily due to an increase in depreciation expense and facilities-related costs.

General and Administrative Expenses

General and administrative expenses were $20.7 million for the year ended December 31, 2020, compared to $7.6 million for the year ended December 31, 2019. The increase of $13.2 million was primarily due to a $5.0 million increase in professional fees, a $4.5 million increase in personnel-related costs and a $3.7 million increase in corporate and other costs. Professional fees increased primarily due to higher audit, legal and consulting expenses, including legal costs incurred as part of becoming and operating as a public company and costs associated with our ongoing business operations. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our general and administrative functions, including in finance, human resources and business development. Personnel-related costs for the years ended December 31, 2020 and 2019 included share-based compensation of $2.5 million and $0.5 million, respectively. The increase in other costs was primarily due to increased general corporate, director and officer insurance, facilities and depreciation expenses.

Other Income (Expense)

Change in Fair Value of Preferred Share Tranche Right Liability. The change in fair value of the preferred share tranche right liability was a loss of $32.7 million for the year ended December 31, 2020, compared to a gain of $1.4 million for the year ended December 31, 2019. The decrease was primarily due to an increase in the fair value of the underlying preferred shares and an increase in the probability of achieving the specified milestones underlying the preferred share tranche rights which occurred in May 2020, partially offset by a reduction in the remaining estimated time period of achievement of the specified milestones underlying the preferred share tranche rights. The preferred share tranche right liability was settled in connection with the achievement of the regulatory milestone associated with the Class B preferred share tranche right.  The Class B preferred share tranche right liability was remeasured for accounting purposes for the final time in the second quarter of 2020.

Change in Fair Value of Preferred Share Warrant Liability. The change in fair value of the preferred share warrant liability was a loss of $6.4 million for the year ended December 31, 2020, which was primarily due to an increase in the fair value of the underlying Class B preferred shares as a result of the fair value increase from the IPO. There was no preferred share warrant liability recorded as of December 31, 2019.

Interest Income (Expense), Net. Interest income (expense), net for the years ended December 31, 2020 and 2019 was $0.3 million and $0.6 million, respectively. The decrease in interest income was primarily due to lower interest rates for the year ended December 31, 2020 compared to the year ended December 31, 2019, as well as the recognition of the net accretion of discounts and amortization of premiums on investments for the year ended December 31, 2020, partially offset by the increase in our cash, cash equivalents and investments balances.

Refundable Investment Tax Credits. The Company did not recognize any refundable investment tax credits for the year ended December 30, 2020. Refundable investment tax credits recognized for the year ended December 31, 2019 were $0.2 million.

Other Income (Expense), Net. Other income (expense), net was $1.0 million for the year ended December 31, 2020, compared to $0.1 million for the year ended December 31, 2019. The net increase of $0.9 million was primarily due to realized and unrealized foreign currency transaction gains.

Provision for Income Taxes

The provision for income taxes was $2.6 million for the year ended December 31, 2020, compared to $0.3 million for the year ended December 31, 2019. The provision for the year ended December 31, 2019 was related to income tax obligations of our operating company in Canada and our operating company in the U.S., which generates a profit for tax purposes. The provision for the year ended December 31, 2020 was primarily related to our income tax obligation of our operating company in the U.S. which generates a profit for tax purposes and the capital gains tax in Ireland. In connection with the planned liquidation of our Irish subsidiary, we transferred intellectual property and cash to our Canadian entity which resulted in net Irish capital gains tax of $2.6 million.

Liquidity and Capital Resources

Since our inception in 2014, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. On June 30, 2020, we completed our IPO of our common shares and issued and sold 12,500,000 shares of our common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs.  Prior to our IPO, we have funded our operations to date primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). From our inception through December 31, 2020, we had received net proceeds of $364.2 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares).

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(29,767)	$(13,690)
Net cash used in investing activities	(210,453)	(456)
Net cash provided by financing activities	265,507	52,187
Net increase in cash, cash equivalents and restricted cash	$25,287	$38,041

Operating Activities

During the year ended December 31, 2020, operating activities used $29.8 million of cash primarily resulting from our net loss of $78.3 million offset by non-cash charges of $42.8 million and changes in our operating assets and liabilities of $5.7 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2020 consisted of a $5.0 million increase in deferred revenue, a $2.7 million increase in income taxes payable, a $2.6 million increase in accounts payable and a $1.3 million increase in accrued expenses, partially offset by a $4.5 million increase in prepaid expenses and other current assets and a $1.3 million increase in other non-current assets. The increase in deferred revenue is related to the receipt of a $5.0 million upfront payment from AstraZeneca as part of our strategic collaboration. The increase in income taxes payable is primarily a result of the transfer of intellectual property and cash to Canada from Ireland in connection with the planned liquidation of our Irish subsidiary which resulted in net Irish capital gains tax of $2.6 million. The increases in accounts payable and accrued expenses were primarily due to increases in our research and development expenses and general and administrative expenses due to the growth in our business as well as the timing of vendor invoicing and payments. The increase in prepaid expenses and other current assets relates to a $2.1 million net increase in director and officer insurance costs, the current portion of an other current asset recognized in relation to our collaboration agreement with TRIUMF of $1.5 million and the timing of other prepayments offset by the associated amortization.  The increase in other non-current assets relates to the non-current portion of an other current asset recognized in relation to our collaboration agreement with TRIUMF of $0.8 million and a $0.5 million increase in prepayments for non-current research and development expenditures.

During the year ended December 31, 2019, operating activities used $13.7 million of cash, primarily resulting from our net loss of $16.2 million and non-cash charges of $0.6 million, partially offset by net cash provided by changes in our operating assets and liabilities of $3.1 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2019 consisted of a $2.1 million increase in accrued expenses, $0.5 million increase in accounts payable, $0.3 million decrease in prepaid expenses and other current assets and a $0.2 million increase in income taxes payable. The increases in accounts payable and accrued expenses were primarily due to increases in our research and development expenses and general and administrative expenses due to the growth in our business as well as the timing of vendor invoicing and payments. The decrease in prepaid expenses and other current assets was primarily due to the utilization of prepaid amounts during the year. The increase in income taxes payable was primarily due to the timing of payments due for our income taxes.

Investing Activities

During the year ended December 31, 2020, net cash used in investing activities was $210.5 million, consisting of purchases of investments of $219.0 million and purchases of property and equipment of $1.1 million, offset by maturities of investments of $9.7 million.

During the year ended December 31, 2019, net cash used in investing activities was $0.5 million, consisting of purchases of property and equipment.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $265.5 million, consisting primarily of net proceeds of $197.6 million from our issuance of common shares upon the closing of our IPO, net of underwriter fees before deducting for offering costs, $65.7 million from our issuance of Class B preferred shares and a Class B preferred share tranche right and $6.7 million from the issuance of Class B preferred exchangeable shares of our Irish subsidiary, partially offset by $4.6 million in payments of offering costs associated with our IPO.

During the year ended December 31, 2019, net cash provided by financing activities was $52.2 million, consisting primarily of net proceeds of $45.5 million from our issuance of Class B preferred shares and a Class B preferred share tranche right and $6.7 million from the issuance of Class B preferred exchangeable shares of our Irish subsidiary and a Class B preferred share tranche right.

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

We believe that our existing cash, cash equivalents and investments as of December 31, 2020 will be sufficient to fund our operating expenses and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Off Balance Sheet Arrangements

We did not have during the periods presented and we do not currently have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$6,310	$1,127	$3,569	$1,614	$—
Manufacturing commitments(2)	1,350	1,350	—	—	—
Total	$7,660	$2,477	$3,569	$1,614	$—

(1)	Amounts in the table reflect minimum payments due for our leases of office space under operating leases that expire or contain provisions allowing us to terminate the lease in 2026.
(2)

Amounts in the table reflect commitments for costs associated with external CMOs, which we engaged to manufacture clinical trial materials, and reflect the amount that would be due upon our cancellation of the agreement.

In addition to the contracts with payment commitments that we have reflected in the table above, we have entered into other contracts in the normal course of business with certain CROs, CMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon written notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not included in the table above as the amounts and timing of such payments are not known.

In addition, under various licensing and related agreements to which we are a party, we are obligated to pay annual license maintenance fees and may be required to make milestone payments and to pay royalties and other amounts to third parties. We have not included annual license maintenance fees in the table above because, although the amounts and timing are known, we cannot currently determine the final termination dates of the agreements and, as a result, we cannot determine the total amounts of such payments we will be required to make under the agreements. We have not included future milestone and royalty payments in the table above because the payment obligations under these agreements are contingent upon future events, such as our achievement of specified milestones or generating product sales, and the amount, timing and likelihood of such payments are not known. Such contingent payment obligations are described below.

Under our license agreement with ImmunoGen, Inc., or ImmunoGen, we are obligated to make aggregate milestone payments to ImmunoGen of up to $15.0 million upon the achievement of specified development and regulatory milestones and of up to $35.0 million of specified sales milestones. We are also obligated to pay tiered royalties of a low to mid single-digit percentage of annual net sales by us and any of our affiliates and sublicensees.

Under our license agreement with MediaPharma S.r.l., or MediaPharma, we are obligated to make aggregate milestone payments to MediaPharma of up to $1.5 million upon the achievement of specified development milestones and of up to $23.0 million upon the achievement of specified sales milestones. We are also obligated to pay royalties of a low single-digit percentage based on our net sales of licensed products.

Under our asset purchase agreement, as amended, with Rainier Therapeutics, Inc., or Rainier, we made aggregate payments of $3.5 million in February 2021 and are obligated to issue 313,359 of our common shares to Rainier, if the agreement has not been terminated by July 1, 2021. In addition, we are obligated to make aggregate milestone payments of up to $22.5 million and to issue 156,679 of our common shares to Rainier upon the achievement of specified development and regulatory milestones and are obligated to make aggregate milestone payments of up to $42.0 million upon the achievement of specified sales milestones. In the event we enter into a transaction with a non-affiliated party relating to the license or sale of substantially all of our rights under the agreement, we are also obligated to pay Rainier a portion of the revenue from such transaction, in an amount ranging from 10% to 30% based on how long after March 10, 2020 the transaction takes place subject to subsequent amendments.

Under our license with Genentech, Inc., or Genentech, we are obligated to make aggregate milestone payments to Genentech of up to $44.0 million upon the achievement of specified sales milestones. We are also obligated to pay tiered royalties ranging from a mid single-digit percentage to a high single-digit percentage based on our net sales of licensed products. In addition, for products that are not covered by an enforceable patent in any country in which they are sold, we are obligated to pay royalties of a low single-digit percentage based on net sales in such country.

As of December 31, 2019, we had license agreements with Janssen Biotech, Inc. and Isogenica Ltd. under which we had obligations to pay annual license maintenance fees and to make potential milestone and royalty payments. In January 2020, in accordance with our rights, we terminated each of these agreements upon written notice to the respective parties.

For additional information regarding our license agreements described above that have not been terminated, see “Business—Collaboration and License Agreements” and Note 11 to our consolidated financial statements.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our annual consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Collaborative Arrangements

We consider the nature and contractual terms of arrangements and assess whether an arrangement involves a joint operating activity pursuant to which we are an active participant and are exposed to significant risks and rewards dependent on the commercial success of the activity. If we are an active participant and are exposed to significant risks and rewards dependent on the commercial success of the activity, we account for such arrangement as a collaborative arrangement under

ASC 808. ASC 808 describes arrangements within its scope and considerations surrounding presentation and disclosure, with recognition matters subjected to other authoritative guidance, in certain cases by analogy.

For arrangements determined to be within the scope of ASC 808 where a collaborative partner is not a customer for certain research and development activities, we account for payments received for the reimbursement of research and development costs as a contra-expense in the period such expenses are incurred. This reflects the joint risk sharing nature of these activities within a collaborative arrangement. We classify payments owed or receivables recorded as other current liabilities or prepaid expenses and other current assets, respectively, in our consolidated balance sheets.

If payments from the collaborative partner to us represent consideration from a customer in exchange for distinct goods and services provided, then we account for those payments within the scope of ASC 606.

Revenue Recognition

In accordance with ASC 606, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations within the contract and (v) recognize revenue when (or as) we satisfy a performance obligation.

We only apply the five-step model to contracts when we determine that it is probable we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.

At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. The promised goods or services in our arrangements typically consist of a license to our intellectual property and/or research and development services. We may provide customers with options to additional items in such arrangements, which are accounted for separately when the customer elects to exercise such options, unless the option provides a material right to the customer. Performance obligations are promises in a contract to transfer a distinct good or service to the customer that (i) the customer can benefit from on its own or together with other readily available resources, and (ii) is separately identifiable from other promises in the contract. Goods or services that are not individually distinct performance obligations are combined with other promised goods or services until such combined group of promises meet the requirements of a performance obligation.

We determine transaction price based on the amount of consideration we expect to receive for transferring the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both. At contract inception for arrangements that include variable consideration, we estimate the probability and extent of consideration we expect to receive under the contract utilizing either the most likely amount method or expected amount method, whichever best estimates the amount expected to be received. We then consider any constraints on the variable consideration and include in the transaction price variable consideration to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

We then allocate the transaction price to each performance obligation based on the relative standalone selling price and recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) control is transferred to the customer and the performance obligation is satisfied. For performance obligations which consist of licenses and other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

We record amounts as accounts receivable when the right to consideration is deemed unconditional. Amounts received, or that are unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract are recognized as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as the current portion of deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Our revenue generating arrangements typically include upfront license fees, milestone payments and/or royalties.

If a license is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from nonrefundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

At the inception of an agreement that includes research and development milestone payments, we evaluate each milestone to determine when and how much of the milestone to include in the transaction price. We first estimate the amount of the milestone payment that we could receive using either the expected value or the most likely amount approach. We primarily use the most likely amount approach as this approach is generally most predictive for milestone payments with a binary outcome. Then, we consider whether any portion of the estimated amount is subject to the variable consideration constraint (that is, whether it is probable that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty). We update the estimate of variable consideration included in the transaction price at each reporting date which includes updating the assessment of the likely amount of consideration and the application of the constraint to reflect current facts and circumstances.

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

We have not recorded any revenue under collaboration agreements through December 31, 2020.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. At each end period, we confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include those related to fees paid to:

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

The Black-Scholes option-pricing model uses as inputs the fair value of our common shares and assumptions we make for the volatility of our common shares, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. The Company has historically been a private company and continues to lack sufficient company-specific historical and implied volatility information. Therefore, we estimate our expected share volatility based on the historical volatility of a publicly traded set of peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price.

Valuation of Preferred Share Tranche Right Liability

In connection with our Class A preferred share financings in 2017, we issued shares under subscription agreements that provided investors the right, or obligated investors, to participate in subsequent offerings of either (i) Class A preferred shares or (ii) Class A preferred exchangeable shares together with Class A special voting shares, in the event that specified company-performance milestones were achieved. We classified this Class A preferred share tranche right as a liability on our consolidated balance sheet. We remeasured this preferred share tranche right to fair value at each reporting date and recognized changes in the fair value of the preferred share tranche right liability as a component of other income (expense) in our consolidated statement of operations and comprehensive loss. We continued to recognize changes in the fair value of this preferred share tranche right liability until the specified milestones were achieved in November 2018. Upon the achievement of the specified milestones, the Class A preferred share tranche right was remeasured to fair value for the last time and the change in fair value was recognized as a component of other income (expense) in our consolidated statement of operations and comprehensive loss. Immediately thereafter, upon the settlement of the tranche right, the balance of the Class A preferred share tranche right liability of $2.4 million was reclassified to Class A preferred shares in an amount of $1.6 million and to non-controlling interest in our Irish subsidiary in an amount of $0.8 million on our consolidated balance sheet.

In connection with our Class B preferred share financings in March 2019 and January 2020, we issued shares under subscription agreements that provided investors the right, or obligated investors, to participate in subsequent offerings of either (i) Class B preferred shares or (ii) Class B preferred exchangeable shares together with Class B special voting shares, in the event that specified development or regulatory milestones were achieved or upon the vote of at least two-thirds of the holders of the Class B preferred shares and Class B special voting shares. We classified this Class B preferred share tranche right as a liability on our consolidated balance sheets. We remeasured this preferred share tranche right to fair value at each reporting date and recognized changes in the fair value of the preferred share tranche right liability as a component of other income (expense) in our consolidated statements of operations and comprehensive loss. We continued to recognize changes in the fair value of this preferred share tranche right liability until the preferred share tranche right was settled on June 2, 2020 in connection with the achievement of the specified regulatory milestone. Upon the settlement of the preferred share tranche right, the Class B preferred share tranche right was remeasured to fair value for the last time and the change in fair value was recognized as a component of other income (expense) in our consolidated statement of operations and comprehensive loss. Immediately thereafter, the balance of the Class B preferred share tranche right liability of $39.6 million was reclassified to Class B convertible preferred shares in an amount of $35.3 million and to non-controlling interest in our Irish subsidiary in an amount of $4.3 million on our consolidated balance sheet.

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

Upon the closing of our IPO, the warrants to purchase its convertible preferred shares and warrants to purchase preferred exchangeable shares of our Irish subsidiary were converted into warrants to purchase shares of the Company’s common shares.  As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to shareholders’ equity (deficit) as the warrants qualify for equity classification.

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

We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of this offering, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2020, we had an aggregate cash, cash equivalents, restricted cash and investments balance of $301.4 million which consisted of cash, money market funds, U.S. government agency securities, corporate bonds and commercial paper. As of December 31, 2019, we had an aggregate cash and restricted cash balance of $67.1 million.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority our investments are short-term in nature. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

As of December 31, 2020 and December 31, 2019, we had no debt outstanding and are therefore not subject to interest rate risk related to debt.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. The functional currency of our operating company in Canada, operating company in the U.S. and non-operating company in Ireland is also the U.S. dollar. As a result, we record no cumulative translation adjustments related to translation of unrealized foreign exchange gains or losses.

For the remeasurement of local currencies to the U.S. dollar functional currency of the Canadian and Irish entities, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, and income items and expenses are translated into U.S. dollars at the average exchange rate in effect during the period. Resulting transaction gains (losses) are included in other income (expense), net in the consolidated statements of operations and comprehensive loss, as incurred. During the years ended December 31, 2020 and 2019, recognized transaction gains and losses were insignificant.

We do not believe that we are subject to significant risk related to foreign currency exchange rate changes, and we do not expect that foreign currency transaction gains and losses will have a material effect on our financial position or results of operations in the foreseeable future.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered public accounting firm will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact in our internal controls over financial reporting despite our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls including changes to their design and operating effectiveness.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in the sections entitled “Proposal 1 Election of Directors,” “Corporate Governance” and “Ownership of Our Common Stock” of our proxy statement for our 2021 annual meeting of shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item will be set forth in the sections entitled “Executive Compensation” and “Director Compensation” of our proxy statement for our 2021 annual meeting of shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item will be set forth in the section entitled “Ownership of Our Common Stock” of our Proxy Statement for our 2021 annual meeting of shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in the sections entitled “Corporate Governance” and “Corporate Governance - Certain Relationships and Related Party Transactions” of our proxy statement for our 2021 annual meeting of shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be set forth in the section entitled “Proposal 2 Ratification of the Appointment of Independent Registered Public Accounting Firm” of our proxy statement for our 2021 annual meeting of shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)Financial Statements

The following documents are included on pages F-1 through F-41 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)Financial Statement Schedule

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or notes thereto.

(3)Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description

3.1

Articles of Amendment to the Articles of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

3.2

General By-Laws of the Company (filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

4.1

Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its shareholders, dated March 25, 2019 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

4.2

Form of Specimen Common Share Certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

4.3*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1#

2017 Equity Incentive Plan, as amended, and forms of award agreements thereunder (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.2#

2020 Stock Option and Incentive Plan and forms of award agreements thereunder (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.3#

Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.4#	2020 Employee Share Purchase Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.5

Form of Officer Indemnification Agreement (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.6

Form of Director Indemnification Agreement (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.7#

Employment Agreement between the Company and John Valliant, PhD (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.8#*	Amendment No. 1 to Employment Agreement between the Company and John Valliant, dated as of February 19, 2021

10.9#

Employment Agreement between the Company and John Crowley, CPA (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.10#

Employment Agreement between the Company and Eric Burak, PhD (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.11#*	Amendment No. 1 to Employment Agreement between the Company and Eric Burak, dated as of February 19, 2021

10.12#

Employment Agreement between the Company and James O’Leary, MD (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.13

Lease Agreement, dated as of October 1, 2019, by and between Fort Hill Square 2 Owner LLC and the Company (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.14

Lease Agreement, dated as of August 1, 2018, by and between McMaster University and the Company (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.15†

License Agreement, dated as of February 22, 2017, by and between the Centre for Probe Development and Commercialization Inc. and the Company (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.16†

License Agreement, dated as of December 19, 2016, by and between ImmunoGen, Inc. and the Company, as amended (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.17†

Asset Purchase Agreement, dated as of March 10, 2020, by and between Rainier Therapeutics, Inc., Fortis Advisors LLC and the Company (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.18†

Master Services Agreement, dated as of February 22, 2017, by and between the Centre for Probe Development and Commercialization Inc. and the Company (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.19†

Supply Agreement, dated as of January 17, 2019, by and between the Centre for Probe Development and Commercialization Inc. and the Company (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.20

Amendment No. 1 to Asset Purchase Agreement, dated October 8, 2020, by and between Rainier Therapeutics, Inc. and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 10, 2020 (File No. 001-39344) and incorporated herein by reference)

10.21†

Strategic Collaboration Agreement, dated as of October 30, 2020, by and between AstraZeneca UK Limited and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020 (File No. 001-39344) and incorporated herein by reference)

10.22*	Amendment No. 2 to Asset Purchase Agreement, dated February 8, 2021, by and between Rainier Therapeutics, Inc. and the Company

10.23†

Asset Purchase Agreement, dated as of March 1, 2021, by and between Ipsen Pharma SAS and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2021 (File No. 001-39344) and incorporate herein by reference)

10.24*	First Amendment to Lease Agreement, dated as of March 16, 2021, by and between Fort Hill Square 2 Owner LLC and the Company

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Previously filed.
†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission
#	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 25, 2021	By:	/s/ John Valliant
John Valliant
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Valliant	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2021
John Valliant

/s/ John Crowley	Chief Financial Officer (Principal Financial Officer)	March 25, 2021
John Crowley

/s/ Barbara Duncan	Chairperson and Director	March 25, 2021
Barbara Duncan

/s/ Pablo Cagnoni	Director	March 25, 2021
Pablo Cagnoni

/s/ Johan Christenson	Director	March 25, 2021
Johan Christenson

/s/ Steven Gannon	Director	March 25, 2021
Steven Gannon

/s/ Chau Q. Khuong	Director	March 25, 2021
Chau Q. Khuong

/s/ Philina Lee	Director	March 25, 2021
Philina Lee

/s/ Heather Preston	Director	March 25, 2021
Heather Preston

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fusion Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fusion Pharmaceuticals Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of non-controlling interest, convertible preferred shares and shareholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 25, 2021

We have served as the Company’s auditor since 2019.

FUSION PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$90,517	$65,344
Short-term investments	131,882	—
Prepaid expenses and other current assets	5,340	929
Restricted cash	425	280
Total current assets	228,164	66,553
Property and equipment, net	1,967	1,272
Deferred tax assets	653	78
Restricted cash	1,466	1,497
Long-term investments	77,082	—
Other non-current assets	1,344	—
Total assets	$310,676	$69,400
Liabilities, Non-Controlling Interest, Convertible Preferred Shares and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,399	$830
Accrued expenses	4,659	3,326
Income taxes payable	2,799	117
Deferred revenue	1,000	—
Total current liabilities	11,857	4,273
Deferred rent, net of current portion	11	28
Deferred revenue, net of current portion	4,000	—
Preferred share tranche right liability	—	5,741
Income taxes payable, net of current portion	295	293
Special voting shares redemption right liability (Notes 2 and 9)	—	—
Total liabilities	16,163	10,335
Commitments and contingencies (Note 14)
Non-controlling interest in Fusion Pharmaceuticals (Ireland) Limited (Notes 2 and 9)	—	20,961
Convertible preferred shares, no par value; 0 shares and 132,207,290 shares authorized as of December 31, 2020 and 2019, respectively; 0 shares and 73,125,790 shares issued and outstanding as of December 31, 2020 and 2019, respectively; aggregate liquidation preference of $0 and $77,965 as of December 31, 2020 and 2019, respectively	—	71,592
Shareholders’ equity (deficit):
Common shares, no par value, unlimited shares authorized as of December 31, 2020 and 2019; 41,725,797 shares and 1,929,555 shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	407,672	1,286
Accumulated other comprehensive income	44	—
Accumulated deficit	(113,203)	(34,774)
Total shareholders’ equity (deficit)	294,513	(33,488)
Total liabilities, non-controlling interest, convertible preferred shares and shareholders’ equity (deficit)	$310,676	$69,400

The accompanying notes are an integral part of these consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$17,191	$10,632
General and administrative	20,744	7,588
Total operating expenses	37,935	18,220
Loss from operations	(37,935)	(18,220)
Other income (expense):
Change in fair value of preferred share tranche right liability	(32,722)	1,432
Change in fair value of preferred share warrant liability	(6,399)	—
Interest income (expense), net	327	576
Refundable investment tax credits	—	176
Other income (expense), net	1,007	98
Total other income (expense), net	(37,787)	2,282
Loss before provision for income taxes	(75,722)	(15,938)
Income tax provision	(2,611)	(251)
Net loss	$(78,333)	$(16,189)
Unrealized gain on investments	44	—
Comprehensive loss	$(78,289)	$(16,189)
Reconciliation of net loss to net loss attributable to common shareholders:
Net loss	$(78,333)	$(16,189)
Dividends paid to preferred shareholders in the form of warrants issued	(1,382)	—
Net loss attributable to common shareholders	(79,715)	(16,189)
Net loss per share attributable to common shareholders—basic and diluted	$(3.62)	$(8.45)
Weighted-average common shares outstanding—basic and diluted	22,033,269	1,915,604

The accompanying notes are an integral part of these consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF NON-CONTROLLING INTEREST, CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Non-Controlling Interest in Fusion Pharmaceuticals (Ireland)	Class A and B Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders' Equity
	Limited	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balances at December 31, 2018	$15,168	42,918,661	$32,371	1,872,975	$—	$668	$(18,585)	$—	$(17,917)
Issuance of Class B convertible preferred shares and Class B preferred share tranche right, net of issuance costs of $299	—	30,207,129	45,476	—	—	—	—	—	—
Issuance of Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited and Class B preferred share tranche right, net of issuance costs of $13	6,711	—	—	—	—	—	—	—	—
Initial fair value of Class B convertible preferred share and preferred exchangeable share tranche right liability	(918)	—	(6,255)	—	—	—	—	—	—
Issuance of common shares upon net settlement of stock option exercise	—	—	—	56,580	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	618	—	—	618
Net loss	—	—	—	—	—	—	(16,189)	—	(16,189)
Balances at December 31, 2019	$20,961	73,125,790	$71,592	1,929,555	$—	$1,286	$(34,774)	$—	$(33,488)

The accompanying notes are an integral part of these consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF NON-CONTROLLING INTEREST, CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(In thousands, except share amounts)

	Non-Controlling Interest in Fusion Pharmaceuticals (Ireland)	Class A and B Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders' Equity
	Limited	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balances at December 31, 2019	$20,961	73,125,790	$71,592	1,929,555	$—	$1,286	$(34,774)	$—	$(33,488)
Issuance of Class B convertible preferred shares and Class B preferred share tranche right, net of issuance costs of $99	—	43,404,956	65,676	—	—	—	—	—	—
Initial fair value of Class B convertible preferred share tranche right liability	—	—	(1,105)	—	—	—	—	—	—
Issuance of warrants to purchase Class B convertible preferred shares and Class B preferred exchangeable shares as a non-cash dividend to preferred shareholders	—	—	—	—	—	(1,286)	(96)	—	(1,382)
Issuance of Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited and Class B preferred share tranche right, net of issuance costs of $2	6,722	—	—	—	—	—	—	—	—
Reclassification of Class B convertible preferred share and preferred exchangeable share tranche right liability upon settlement	4,257	—	35,311	—	—	—	—	—	—
Conversion of Class A and B preferred exchangeable shares into Class A and B convertible preferred shares	(31,940)	28,874,378	31,940	—	—	—	—	—	—
Conversion of Class A and B convertible preferred shares into common shares	—	(145,405,124)	(203,414)	27,234,489	—	203,414	—	—	203,414
Conversion of convertible preferred share warrants into common share warrants	—	—	—	—	—	7,781	—	—	7,781
Issuance of common shares upon closing of initial public offering, net of offering costs and underwriter fees of $19,447	—	—	—	12,500,000	—	193,053	—	—	193,053
Issuance of common shares upon exercise of common share warrants	—	—	—	38,340	—	—	—	—	—
Issuance of common shares upon exercise of stock options	—	—	—	23,413	—	56	—	—	56
Share-based compensation expense	—	—	—	—	—	3,368	—	—	3,368
Unrealized gain on investments	—	—	—	—	—	—	—	44	44
Net loss	—	—	—	—	—	—	(78,333)	—	(78,333)
Balances at December 31, 2020	$—	—	$—	41,725,797	$—	$407,672	$(113,203)	$44	$294,513

The accompanying notes are an integral part of these consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(78,333)	$(16,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,368	618
Depreciation and amortization expense	482	290
Non-cash rent expense	25	(3)
Change in fair value of preferred share tranche right liability	32,722	(1,432)
Change in fair value of preferred share warrant liability	6,399	—
Amortization of premiums (accretion of discounts) on investments, net	410	—
Deferred tax benefit	(576)	(59)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,454)	259
Other non-current assets	(1,344)	—
Accounts payable	2,558	479
Accrued expenses	1,291	2,132
Deferred revenue	5,000	—
Income taxes payable	2,685	215
Net cash used in operating activities	(29,767)	(13,690)
Cash flows from investing activities:
Purchases of investments	(219,030)	—
Maturities of investments	9,700	—
Purchases of property and equipment	(1,123)	(456)
Net cash used in investing activities	(210,453)	(456)
Cash flows from financing activities:
Proceeds from issuance of Class B convertible preferred shares and Class B preferred share tranche right, net of issuance costs	65,676	45,476
Proceeds from issuance of Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited and Class B preferred share tranche right, net of issuance costs	6,722	6,711
Proceeds from the issuance of common shares upon closing of initial public offering, net of underwriter fees	197,625	—
Payment of offering costs	(4,572)	—
Proceeds from issuance of common shares upon exercise of stock options	56	—
Net cash provided by financing activities	265,507	52,187
Net increase in cash, cash equivalents and restricted cash	25,287	38,041
Cash, cash equivalents and restricted cash at beginning of period	$67,121	$29,080
Cash, cash equivalents and restricted cash at end of period	$92,408	$67,121
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$501	$95
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$35	$24
Issuance of warrants to purchase Class B preferred shares and Class B preferred exchangeable shares as a non-cash dividend to preferred shareholders	$1,382	$—
Issuance of common shares upon net settlement of stock option exercise	$—	$57

The accompanying notes are an integral part of these consolidated financial statements.

FUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

1.	Nature of the Business and Basis of Presentation

Fusion Pharmaceuticals Inc., together with its consolidated subsidiaries (“Fusion” or the “Company”), is a clinical-stage oncology company focused on developing next-generation radiopharmaceuticals as precision medicines. The Company was formed and subsequently incorporated as Fusion Pharmaceuticals Inc. in December 2014 under the Canada Business Corporations Act. The Company was founded to advance certain intellectual property relating to radiopharmaceuticals that had been developed by the Centre for Probe Development and Commercialization, a radiopharmaceutical research and good manufacturing practice production center. The Company is headquartered in Hamilton, Ontario.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, Fusion Pharmaceuticals US Inc. and Fusion Pharmaceuticals (Ireland) Unlimited Company, which the Company refers to as its Irish subsidiary. The Company’s Irish subsidiary was majority-owned until June 2020 at which time it became a wholly-owned subsidiary and was subsequently re-registered as an unlimited company in December 2020.  As a result of consolidating the Irish subsidiary as majority-owned until June 2020, the Company reflects a non-controlling interest on the consolidated balance sheet; however, the Company did not recognize a non-controlling interest in the consolidated statements of operations and comprehensive loss as the majority-owned subsidiary had no operating activities and was an extension of the parent company (see Note 2). All intercompany accounts and transactions have been eliminated in consolidation.

Closing of Class B Preferred Share Financing and Settlement of Class B Preferred Share Tranche Right Liability

On May 15, 2020, the Company achieved the specified regulatory milestone associated with the Class B preferred share tranche right (see Note 9), which triggered the requirement of the Class B shareholders to participate in the Milestone Financing. Upon closing of the Milestone Financing on June 2, 2020, the Company issued and sold 36,806,039 Class B preferred shares at a price of $1.5154 per share and 4,437,189 Class B special voting shares at a price of $0.000001 per share and the Company’s Irish subsidiary issued and sold 4,437,189 Class B preferred exchangeable shares at a price of $1.5154 per share, for aggregate gross proceeds of $62.5 million.

The Class B preferred share tranche right liability (see Note 9) was settled in connection with the achievement of the regulatory milestone associated with the Class B preferred share tranche right. Specifically, the fair value of the Class B preferred share tranche right liability was remeasured for the last time as of the Milestone Financing closing date, resulting in the Company recognizing a loss in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020 of $32.7 million for the change in the fair value of the tranche right liability between December 31, 2019 and June 2, 2020. Immediately thereafter, the balance of the Class B preferred share tranche right liability of $39.6 million was reclassified to Class B convertible preferred shares in an amount of $35.3 million and to non-controlling interest in the Company’s Irish subsidiary in an amount of $4.3 million on the consolidated balance sheet.

Reverse Share Split

On June 19, 2020, the Company effected a one-for-5.339 reverse share split of its issued and outstanding common shares and a proportional adjustment to the existing conversion ratios for each class of the Company’s Preferred Shares (see Note 9) and Preferred Exchangeable Shares (see Note 9). Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse share split and adjustment of the preferred share conversion ratios.

Initial Public Offering

On June 25, 2020, the Company completed an initial public offering (“IPO”) of its common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of $193.1 million after deducting underwriting fees, and after deducting offering costs.

Upon closing of the IPO, the Company’s outstanding Preferred Exchangeable Shares automatically converted into convertible preferred shares then the outstanding convertible preferred shares automatically converted into shares of common shares (see Note 9). Upon conversion of the convertible preferred shares, the Company reclassified the carrying value of the convertible preferred shares to common shares and additional paid-in capital.  In addition, the warrants to purchase the Company’s Series B convertible preferred shares and warrants to purchase preferred exchangeable shares of the Company’s Irish subsidiary were converted into warrants to purchase the Company’s common shares upon the closing of the IPO. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to shareholders’ equity (deficit) (see Note 4).

In connection with the IPO on June 25, 2020, the Company filed an amended and restated articles of the corporation under laws governed by the Canada Business Corporations Act to authorize unlimited common shares with no par value.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of its convertible preferred shares, including borrowings under a convertible promissory note, which converted into convertible preferred shares, proceeds from sales of its Irish subsidiary’s preferred exchangeable shares, and most recently with the proceeds from the IPO completed in June 2020. The Company has incurred recurring losses since its inception, including net losses of $78.3 million and $16.2 million for the years ended December 31, 2020 and 2019, respectively. In addition, as of December 31, 2020, the Company had an accumulated deficit of $113.2 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

The Company is monitoring the potential impact of the COVID-19 pandemic on its business and consolidated financial statements. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as a result of the pandemic and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these consolidated financial statements.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuations of common shares, preferred share tranche rights and preferred share warrants prior to the closing of the IPO and valuations of share-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

During the years ended December 31, 2020 and 2019, the Company recorded $0.6 million and $0.1 million, respectively, of foreign currency gains (losses) in the consolidated statements of operations and comprehensive loss.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and investments. The Company’s cash equivalents and investments as of December 31, 2020 consisted of commercial paper, corporate bonds, U.S. government money market funds, U.S government treasury bills, U.S. government agency bonds and U.S. government treasury notes. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and to process its product candidates for its development programs. These programs could be adversely affected by a significant interruption in the manufacturing process.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of standard checking accounts, money market accounts, and all highly liquid investments with an original maturity of three months or less at the date of purchase.

As of December 31, 2020 and 2019, the Company was required to maintain separate cash balances of $0.3 million to collateralize corporate credit cards with a bank, which was classified as restricted cash (current) on its consolidated balance sheets. The Company also maintained a $0.1 million guaranteed investment certificate to fulfill certain contractual obligations which was classified as restricted cash (current) as of December 31, 2020.

In connection with the Company’s lease agreement entered into in October 2019 (see Note 14), the Company maintains a letter of credit of $1.5 million for the benefit of the landlord. As of December 31, 2020 and 2019, the underlying cash balance collateralizing this letter of credit was classified as restricted cash (non-current) on its consolidated balance sheets based on the release date of the restrictions of this cash.

As of December 31, 2020 and 2019, the cash, cash equivalents and restricted cash of $92.4 million and $67.1 million, respectively, presented in the consolidated statements of cash flows included cash and cash equivalents of $90.5 million and $65.3 million, respectively, and restricted cash of $1.9 million and $1.8 million, respectively.

Investments

The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company classifies its investments as current or non-current based on each instrument’s underlying maturity date. Investments with original maturities of greater than three months and less than twelve months are classified as current and are included in short-term investments in the consolidated balance sheets. Investments with remaining maturities greater than one year from the balance sheet date are classified as non-current and are included in long-term investments in the consolidated balance sheets. The Company’s investments are classified as available-for-sale, are reported at fair value and consist of U.S. government agency securities, corporate bonds, and commercial paper. Unrealized gains and losses are included in other comprehensive income (loss) as a component of shareholders’ equity (deficit) until realized. Amortization and accretion of premiums and discounts are recorded in interest income (expense). Realized gains and losses on debt securities are included in other income (expense), net.

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is other than temporary and, if so, marks the investment to market on the Company’s consolidated statements of operations and comprehensive loss.

Collaborative Arrangements

The Company considers the nature and contractual terms of arrangements and assesses whether an arrangement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards dependent on the commercial success of the activity. If the Company is an active participant and is exposed to significant risks and rewards dependent on the commercial success of the activity, the Company accounts for such arrangement as a collaborative arrangement under ASC 808, Collaborative Arrangements. ASC 808 describes arrangements within its scope and considerations surrounding presentation and disclosure, with recognition matters subjected to other authoritative guidance, in certain cases by analogy.

For arrangements determined to be within the scope of ASC 808 where a collaborative partner is not a customer for certain research and development activities, the Company accounts for payments received for the reimbursement of research and development costs as a contra-expense in the period such expenses are incurred. This reflects the joint risk sharing nature of these activities within a collaborative arrangement. The Company classifies payments owed or receivables recorded as other current liabilities or prepaid expenses and other current assets, respectively, in the Company’s consolidated balance sheets.

If payments from the collaborative partner to the Company represent consideration from a customer in exchange for distinct goods and services provided, then the Company accounts for those payments within the scope of ASC 606, Revenue from Contracts with Customers, or ASC 606. Please refer to Note 3, “Collaboration Agreement” for additional details regarding the Company’s Strategic Collaboration Agreement with AstraZeneca UK Limited (“AstraZeneca”), or the AstraZeneca Agreement.

Revenue from Contracts with Customers

In accordance with ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations within the contract and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

The Company only applies the five-step model to contracts when it determines that it is probable it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. The promised goods or services in the Company’s arrangements typically consist of a license to the Company’s intellectual property and/or research and development services. The Company may provide customers with options to additional items in such arrangements, which are accounted for separately when the customer elects to exercise such options, unless the option provides a material right to the customer. Performance obligations are promises in a contract to transfer a distinct good or service to the customer that (i) the customer can benefit from on its own or together with other readily available resources, and (ii) is separately identifiable from other promises in the contract. Goods or services that are not individually distinct performance obligations are combined with other promised goods or services until such combined group of promises meet the requirements of a performance obligation.

The Company determines transaction price based on the amount of consideration the Company expects to receive for transferring the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both. At contract inception for arrangements that include variable consideration, the Company estimates the probability and extent of consideration it expects to receive under the contract utilizing either the most likely amount method or expected amount method, whichever best estimates the amount expected to be received. The Company then considers any constraints on the variable consideration and includes in the transaction price variable consideration to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The Company then allocates the transaction price to each performance obligation based on the relative standalone selling price and recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) control is transferred to the customer and the performance obligation is satisfied. For performance obligations which consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

The Company records amounts as accounts receivable when the right to consideration is deemed unconditional. Amounts received, or that are unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract are recognized as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as the current portion of deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

The Company’s revenue generating arrangements typically include upfront license fees, milestone payments and/or royalties.

If a license is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from nonrefundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

At the inception of an agreement that includes research and development milestone payments, the Company evaluates each milestone to determine when and how much of the milestone to include in the transaction price. The Company first estimates the amount of the milestone payment that the Company could receive using either the expected value or the most likely amount approach. The Company primarily uses the most likely amount approach as this approach is generally most predictive for milestone payments with a binary outcome. Then, the Company considers whether any portion of the estimated amount is subject to the variable consideration constraint (that is, whether it is probable that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty). The Company updates the estimate of variable consideration included in the transaction price at each reporting date which includes updating the assessment of the likely amount of consideration and the application of the constraint to reflect current facts and circumstances.

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

The Company has not recorded any revenue under collaboration agreements through December 31, 2020. Please refer to Note 3, “Collaboration Agreement” for additional details regarding revenue recognition under the AstraZeneca Agreement.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction to the carrying value of the preferred exchangeable shares or convertible preferred shares or in shareholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. Offering costs of $4.6 million incurred during 2020 have been recorded in shareholders’ equity (deficit) as a reduction of the gross proceeds generated from the Company’s initial public offering of common shares. As of December 31, 2020 and 2019, the Company did not record any deferred offering costs.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset, as follows:

Estimated Useful Life
Laboratory equipment	5 years
Computer hardware and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or 10 years

Estimated useful lives are periodically assessed to determine if changes are appropriate. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are removed from the accounts and any resulting gains or losses are included in loss from operations in the period of disposal. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2020 and 2019.

Deferred Rent

The Company’s lease agreements include payment escalations, rent holidays and lease incentives (including a leasehold improvement tenant allowance), which are accrued or deferred as appropriate such that rent expense for each lease is recognized on a straight-line basis over the respective lease term. Leasehold improvement reimbursements from the landlord are recorded as deferred rent and amortized as reductions to lease expense over the lease term. Adjustments for payment escalations and rent holidays are also recorded as deferred rent and amortized over the respective lease term.

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

Prior to the settlement of the Company’s preferred share tranche right liability and prior to the conversion of the Company’s preferred share warrant liability, these instruments were carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (see Note 4). The Company’s cash equivalents and investments are carried at fair value, determined according to the fair value hierarchy described above (see Note 4). The carrying values of the Company’s amounts due for refundable investment tax credits and Canadian harmonized sales tax, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s focus is on the development of next-generation radiopharmaceuticals as precision medicines for hard-to-treat cancers.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including costs for salaries and bonuses, employee benefits, subcontractors, facility-related expenses, depreciation and amortization, share-based compensation, third-party license fees, laboratory supplies, and external costs of outside vendors engaged to conduct discovery, preclinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials, and other costs. The Company recognizes external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers.

Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such prepaid expenses are recognized as an expense when the goods have been delivered or the related services have been performed, or when it is no longer expected that the goods will be delivered or the services rendered.

Upfront payments under license agreements are expensed as research and development expense upon receipt of the license, and annual maintenance fees under license agreements are expensed in the period in which they are incurred. Milestone payments under license agreements are accrued, with a corresponding expense being recognized, in the period in which the milestone is determined to be probable of achievement and the related amount is reasonably estimable.

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

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Share-Based Compensation

The Company measures stock options with service-based vesting granted to employees, non-employees and directors based on the fair value on the date of grant using the Black Scholes option pricing model. Compensation expense for employee and director awards is recognized over the requisite service period, which is generally the vesting period of the award. Compensation expense for non-employee awards is recognized in the same manner as if the Company had paid cash in exchange for the goods or services, which is generally the vesting period of the award. The Company uses the straight-line method to record the expense of awards with only service-based vesting conditions.

The Company has elected to account for forfeitures as they occur. The Company has not issued any share-based awards with performance-based vesting conditions that are within the control of the Company and that may be considered probable prior to occurrence or with market-based vesting conditions.

The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Classification of Convertible Preferred Shares, Preferred Exchangeable Shares and Special Voting Shares and Presentation of Non-Controlling Interest

The holders of Class A and Class B convertible preferred shares had certain liquidation rights in the event of a deemed liquidation that, in certain situations, is not solely within the control of the Company and would call for the redemption of the then outstanding Class A and Class B convertible preferred shares (see Note 9). Therefore, the Class A and Class B convertible preferred shares were classified outside of shareholders’ equity (deficit) on the consolidated balance sheets.

The holders of Class A and Class B preferred exchangeable shares of the Company’s Irish subsidiary had redemption rights in the event of a deemed liquidation of the Company that are not solely within the control of the Company and would call for the redemption of the then outstanding Class A and Class B preferred exchangeable shares along with the Class A and Class B special voting shares and the issuance of the Company’s Class A and Class B convertible preferred shares. The Class A and Class B preferred exchangeable shares of the Company’s Irish subsidiary were represented as non-controlling interest in the Company’s Irish subsidiary on the consolidated balance sheets because those shares were issued by the Company’s Irish subsidiary, which it consolidates and then presented a non-controlling interest on the consolidated balance sheet for the minority interests of the shares held by parties other than the Company. The non-controlling interest was classified outside of shareholders’ equity (deficit) on the consolidated balance sheets as the underlying Class A and Class B preferred exchangeable shares were contingently redeemable in certain situations that are not solely within the control of the Company (see Note 9).

The Company’s Irish subsidiary was established as a financing subsidiary to allow investment by Class A and Class B preferred exchangeable shareholders, which investments could readily be carried out by Fusion Pharmaceuticals Inc. if not for shareholder requirements. The board of directors of Fusion Pharmaceuticals Inc. has the unilateral ability to control the board of directors of the Company’s Irish subsidiary. As the Company concluded that the Company’s Irish subsidiary does not have substantive operations and the Class A and Class B preferred exchangeable shareholders did not have substantive dividend participation rights unless they exchanged their preferred exchangeable shares of the Company’s Irish subsidiary for convertible preferred shares of Fusion Pharmaceuticals Inc., no allocation of losses at the Company’s Irish subsidiary to the non-controlling interest has been reflected in the consolidated statements of operations and comprehensive loss.

The Class A and Class B special voting shares were redeemable for cash upon certain liquidation events that are not solely within the control of the Company and were required to be redeemed ten years after issuance at a redemption price of $0.000001 per share. Therefore, the Class A and Class B special voting shares were classified within non-current liabilities on the consolidated balance sheet as a special voting shares redemption right liability (see Note 9).

Preferred Share Tranche Right Liability

The subscription agreements for the Company’s Class B convertible preferred shares (see Note 9) and its Irish subsidiary’s Class B preferred exchangeable shares (see Note 9) provided investors the right, or obligated investors, to participate in subsequent offerings of Class B convertible preferred shares or Class B preferred exchangeable shares together with Class B special voting shares in the event that specified development or regulatory milestones were achieved (the “Class B preferred share tranche right liability”).

The Company classified these preferred share tranche rights as a liability on its consolidated balance sheets as each preferred share tranche right was a freestanding financial instrument that may have required the Company to transfer assets upon the achievement of specified milestone events. Each preferred share tranche right liability was initially recorded at fair value upon the date of issuance of each preferred share tranche right and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the preferred share tranche right liability were recognized as a component of other income (expense) in the consolidated statement of operations and comprehensive loss. Changes in the fair value of the preferred share tranche right liability were recognized until the respective preferred share tranche right was settled upon achievement of the specified milestones or it expired.

On May 15, 2020, the Company achieved the specified regulatory milestone associated with the Class B preferred share tranche right (see Note 9), which triggered the requirement of the Class B shareholders to participate in the Milestone Financing. Upon closing of the Milestone Financing on June 2, 2020, the Company issued and sold 36,806,039 Class B preferred shares at a price of $1.5154 per share and 4,437,189 Class B special voting shares at a price of $0.000001 per share and the Company’s Irish subsidiary issued and sold 4,437,189 Class B preferred exchangeable shares at a price of $1.5154 per share, for aggregate gross proceeds of $62.5 million.

The Class B preferred share tranche right liability (see Note 9) was settled in connection with the achievement of the regulatory milestone associated with the Class B preferred share tranche right. Specifically, the fair value of the Class B preferred share tranche right liability was remeasured for the last time as of the Milestone Financing closing date, resulting in the Company recognizing a loss in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020 of $32.7 million for the change in the fair value of the tranche right liability between December 31, 2019 and June 2, 2020. Immediately thereafter, the balance of the Class B preferred share tranche right liability of $39.6 million was reclassified to Class B convertible preferred shares in an amount of $35.3 million and to non-controlling interest in the Company’s Irish subsidiary in an amount of $4.3 million on the consolidated balance sheet.

Preferred Share Warrant Liability

The Company classified warrants to purchase its convertible preferred shares and warrants to purchase preferred exchangeable shares of the Company’s Irish subsidiary as a liability on its consolidated balance sheets as these warrants were freestanding financial instruments that may have required the Company to transfer assets upon exercise (see Note 9). The preferred share warrant liability, which consisted of warrants to purchase Class B convertible preferred shares of the Company and warrants to purchase Class B preferred exchangeable shares of the Company’s Irish subsidiary, were initially recorded at fair value upon the date of issuance of each warrant and were subsequently remeasured to fair value at each reporting date. Changes in the fair value of the preferred share warrant liability were recognized as a component of other income (expense) in the consolidated statement of operations and comprehensive loss. Changes in the fair value of the preferred share warrant liability were recognized until each respective warrant was exercised, expired or qualified for equity classification.

Upon the closing of the IPO, the warrants to purchase its convertible preferred shares and warrants to purchase preferred exchangeable shares of the Company’s Irish subsidiary were converted into warrants to purchase shares of the Company’s common shares.  As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to shareholders’ equity (deficit) as the warrants qualify for equity classification.

Refundable Investment Tax Credits

The Company receives payments from the Canadian government as refundable investment tax credits for eligible scientific research and experimental development expenditures. Such refundable investment tax credits are recognized in the year that the qualifying expenditures are made, provided that there is reasonable assurance of recoverability. The Company records the refundable investment tax credits based on its estimates of eligible amounts expected to be recovered. The actual amounts of the investment tax credits are subject to audit by taxation authorities. The Company does not expect to qualify for refundable investment tax credits from the Canadian government for the year ended December 31, 2020 and forward.

The Company classifies the refundable investment tax credits as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Refundable investment tax credits recognized in advance of receipt from the Canadian government are recorded as a component of prepaid expenses and other current assets on the consolidated balance sheets.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. For the year ended December 31, 2020, unrealized gains and losses on investments are included in other comprehensive income (loss) as a component of shareholders’ equity (deficit) until realized.  There was no difference between net loss and comprehensive loss for the year ended December 31, 2019.

Net Income (Loss) per Share

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

The Company’s convertible preferred shares contractually entitle the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common shareholders, such losses are not allocated to such participating securities. In periods in which the Company reported a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common shareholders for the years ended December 31, 2020 and 2019.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as subsequently amended, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors), and replaces the existing guidance in ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine the recognition pattern of lease expense over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability on its balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease and (ii) lease expense in its consolidated statement of operations for operating leases and amortization and interest expense in its consolidated statement of operations for financing leases. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases under ASC 840. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. This guidance is effective for the Company for annual periods beginning after December 15, 2021, including interim periods within that fiscal year. Early adoption is permitted.

The Company elected to early-adopt the standard on January 1, 2021 using the alternative modified retrospective transition approach in accordance with ASU 2018-11, Leases (Topic 842): Targeted Improvements. The Company elected to apply the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or the capitalization of initial direct costs for any existing leases. Additionally, the Company expects to elect the practical expedient to account for lease and non-lease components as a single lease component. The cumulative effect of the transition adjustments will be recognized as of the date of adoption.  Under the alternative modified retrospective transition approach, the reported results for 2021 will reflect the application of ASC 842 guidance, whereas comparative periods and the respective disclosures prior to the adoption of ASC 842 will continue to be presented using the legacy guidance of ASC 840. As a result of adopting the new standard, the Company expects to recognize right-of-use assets and lease liabilities having a material impact on the consolidated balance sheet as of January 1, 2021. The adoption of ASC 842 is not anticipated to materially impact the Company’s results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission (“SEC”) filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

3.	Collaboration Agreement

Strategic Collaboration Agreement with AstraZeneca UK Limited

On October 30, 2020, the Company and AstraZeneca entered into the AstraZeneca Agreement pursuant to which the Company and AstraZeneca will work to jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer globally by leveraging the Company’s Targeted Alpha Therapies, or TATs, platform and expertise in radiopharmaceuticals with AstraZeneca’s leading portfolio of antibodies and cancer therapeutics, including DNA damage response inhibitors, or DDRis. Each party retains full ownership over its existing assets.

The AstraZeneca Agreement consists of two distinct collaboration programs: novel TATs and combination therapies. Under the AstraZeneca Agreement, the parties may develop up to three novel TATs (the “Novel TATs Collaboration”). The parties will also evaluate up to five potential combination strategies involving the Company’s existing assets, including the Company’s lead candidate FPI-1434, in combination with certain of AstraZeneca’s existing therapeutics for the treatment of various cancers (the “Combination Therapies Collaboration”).

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

Novel TATs Collaboration

As part of the Novel TATs Collaboration, the parties may develop up to three novel TATs. The Company and AstraZeneca will share development costs equally (with each party responsible for the cost of its own supply in connection with such development). Either party has the right to opt out of the co-development and co-commercialization arrangement at pre-determined timepoints and obtain exclusive rights to a novel TAT in exchange for milestone payments to the other party of up to $145.0 million per novel TAT and a low or high single-digit royalties on future sales (depending on the opt out time point). If neither party opts out, and unless otherwise agreed by the parties, AstraZeneca will lead worldwide commercialization activities for the novel TATs, subject to the Company’s option to co-promote the TATs in the U.S. All profits and losses resulting from such commercialization activities will be shared equally.

The Novel TATs Collaboration is within the scope of ASC 808 as the Company and AstraZeneca are both active participants in the research and development activities and are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement. The research and development activities are a unit of account under the scope of ASC 808 and are not promises to a customer under the scope of ASC 606.

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense.  As of December 31, 2020, the Company had not incurred any research and development expenses or received any payments from AstraZeneca relating to the Novel TATs Collaboration.

Combination Therapies Collaboration

As part of the Combination Therapies Collaboration, the parties will evaluate up to five potential combination strategies involving the Company’s existing assets, including the Company’s lead candidate FPI-1434, in combination with certain of AstraZeneca’s existing therapeutics for the treatment of various cancers. The Company received an upfront payment of $5.0 million from AstraZeneca in December 2020 associated with the Combination Therapies Collaboration. AstraZeneca will fully fund all research and development activities for the combination strategies, until such point as the Company may opt-in to the clinical development activities.

The Company also has the right to opt-out of clinical development activities relating to these combination therapies. In such instance, the Company will be responsible for repaying its share of the development costs via a royalty on the additional combination sales only if its drug is approved on the basis of clinical development solely conducted by AstraZeneca, in which case the royalty payments shall also include a variable risk premium based on the number of the Company’s product candidates to have received regulatory approval at that time.

Each party will have the sole right, on a country-by-country basis, to commercialize its respective contributed compound as a component of any combination therapy for which such party’s contributed compound may be commercialized under a separate marketing authorization from the other party’s contributed compound to such combination therapy. The parties will negotiate in good faith on a combination therapy-by-combination therapy basis the terms and conditions to co-commercialize any combination therapy that is to be commercialized under a single marketing authorization. During the period of time commencing with the inclusion of an available molecular target in the selection pool for development as a combination therapy and ending upon the end of the nomination period or earlier removal of such combination target from such pool, the Company will not undertake any preclinical or clinical studies combining the Company’s TAT platform with any compound modulating the activity of such combination target. Following selection of a target under the AstraZeneca Agreement and payment of an exclusivity fee by AstraZeneca, and provided that AstraZeneca enrolls its first patient in a clinical trial as further defined in the AstraZeneca Agreement within a pre-defined period of time of such selection, the Company will not undertake any preclinical or clinical studies combining the Company’s TAT platform with compounds modulating the same combination target for the duration of the evaluation period for such combination target, as further defined in the AstraZeneca Agreement. Within a certain time period following initiation of the evaluation period with respect to a combination target, AstraZeneca has the exclusive right to undertake, alone or in collaboration with the Company, all further clinical or preclinical combination studies with respect to a combination target by paying certain exclusivity fees. The Company is eligible to receive future payments of up to $40.0 million, including those for the achievement of certain clinical milestones and exclusivity fees.

The Company determined the research and development activities associated with the Combination Therapies Collaboration are a key component of its central operations and AstraZeneca has contracted with the Company to obtain goods and services which are an output of the Company’s ordinary activities in exchange for consideration. Further, the Company does not share the risks and rewards of the underlying research activities making AstraZeneca a customer for the Combination Therapies Collaboration which falls within the scope of ASC 606.

To determine the appropriate amount of revenue to be recognized under ASC 606, the Company performed the following steps: (i) identify the promised goods or services in the contract, (ii) determine whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract, (iii) measure the transaction price, including the constraint on variable consideration, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) the Company satisfies each performance obligation.

Under ASC 606 the Company accounts for (i) the license it conveyed to AstraZeneca with respect to certain intellectual property and (ii) the obligations to perform research and development services as part of the Combination Therapies Collaboration as a single performance obligation under the AstraZeneca Agreement. The Company concluded AstraZeneca’s right to purchase exclusive options to obtain certain development, manufacturing and commercialization rights represent customer options that are not performance obligations as they do not contain any discounts or other rights that would be considered a material right in the arrangement. Such options will be accounted for upon AstraZeneca’s election.

The Company determined the transaction price under ASC 606 at the inception of the AstraZeneca Agreement to be the $5.0 million upfront payment. The cost reimbursement payments for all costs incurred by the Company under the

Combination Therapies Collaboration represent variable consideration that is not constrained. Additionally, the clinical milestone payments represent variable consideration that is constrained. In making this assessment, the Company considered several factors, including the fact that achievement of the milestones are outside its control and contingent upon the future success of clinical trials and AstraZeneca’s actions. The payments related to the achievement of certain clinical milestones do not relate to separate, distinct performance obligations.

Under ASC 606, the Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. Under ASC 606, the estimated transaction price includes variable consideration that is not constrained. The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when any uncertainty associated with the variable consideration is resolved. The estimate of the Company’s measurement of progress and estimate of variable consideration to be included in the transaction price will be updated at each reporting date as a change in estimate.

For the clinical milestone payments, the Company utilizes the most likely amount method to determine the amounts recognized and timing of recognition.  Once the constraint is removed, the clinical milestone payments will be accounted for with the research and development services for the purposes of revenue recognition which will occur over time as the services are provided. Upon the achievement of any milestone for specified clinical development events, the Company will utilize the same cost-to-cost model with a cumulative catch-up recognized in the period in which any such event occurs.

The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved, or other changes in circumstances occur, adjust its estimate of the transaction price if necessary. As of December 31, 2020, the Company has recorded the upfront fee as a contract liability for deferred revenue in its consolidated balance sheet as it had yet to provide any services under the AstraZeneca Agreement.  The current portion of deferred revenue and deferred revenue, net of current portion, are $1.0 and $4.0 million as of December 31, 2020, respectively, which reflects the Company’s estimate of the revenue it expects to recognize within the next 12 months.  The Company expects to recognize the revenue associated with the AstraZeneca Agreement in subsequent periods through the year ending December 31, 2024.

4.	Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$19,277	$—	$—	$19,277
Commercial paper	—	1,000	—	1,000
Corporate bonds	—	950	—	950
Canadian Government agencies	—	2,347	—	2,347
Investments:
Commercial paper	—	34,471	—	34,471
Corporate bonds	—	26,857	—	26,857
Municipal bonds	—	1,090	—	1,090
Canadian Government agencies	—	9,457	—	9,457
U.S. Government agencies	—	137,089	—	137,089
	$19,277	$213,261	$—	$232,538

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Preferred share tranche right liability	$—	$—	$5,741	$5,741
	$—	$—	$5,741	$5,741

During the years ended December 31, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Preferred Share Tranche Right Liability

The preferred share tranche right liability in the table below is composed of the fair value of rights to purchase Class B convertible preferred shares and Class B preferred exchangeable shares with Class B special voting shares (see Note 9). The fair value of the preferred share tranche right liability was determined based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The fair value of the preferred share tranche right liability was determined using the forward contract pricing model, which considered as inputs the probability and timing of achieving the specified milestones as of each valuation date, the estimated fair value of the preferred shares as of each valuation date, and the risk-free interest rate.

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

On May 15, 2020, the Company achieved the specified regulatory milestone associated with the Class B preferred share tranche right (see Note 9), which triggered the requirement of the Class B shareholders to participate in the Milestone Financing. Upon closing of the Milestone Financing on June 2, 2020, the Company issued and sold 36,806,039 Class B preferred shares at a price of $1.5154 per share and 4,437,189 Class B special voting shares at a price of $0.000001 per share and the Company’s Irish subsidiary issued and sold 4,437,189 Class B preferred exchangeable shares at a price of $1.5154 per share, for aggregate gross proceeds of $62.5 million.

The Class B preferred share tranche right liability (see Note 9) was settled in connection with the achievement of the regulatory milestone associated with the Class B preferred share tranche right. Specifically, the fair value of the Class B preferred share tranche right liability was remeasured for the last time as of the Milestone Financing closing date, resulting in the Company recognizing a loss in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020 of $32.7 million for the change in the fair value of the tranche right liability between December 31, 2019 and June 2, 2020. Immediately thereafter, the balance of the Class B preferred share tranche right liability of $39.6 million was reclassified to Class B convertible preferred shares in an amount of $35.3 million and to non-controlling interest in the Company’s Irish subsidiary in an amount of $4.3 million on the consolidated balance sheet.

Valuation of Preferred Share Warrant Liability

The preferred share warrant liability in the table below is composed of the fair value of warrants to purchase Class B convertible preferred shares of the Company and warrants to purchase Class B preferred exchangeable shares of the Company’s Irish subsidiary that were issued in January 2020 in connection with the Company’s Class B preferred share financing (see Note 9). The fair value of the preferred share warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

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

Upon the closing of the IPO, the warrants to purchase its convertible preferred shares and warrants to purchase preferred exchangeable shares of the Company’s Irish subsidiary were converted into warrants to purchase shares of the Company’s common shares.  As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to shareholders’ equity (deficit) as the warrants qualify for equity classification.

The following table provides a roll-forward of the aggregate fair value of the Company’s preferred share tranche right liability and preferred share warrant liability, for which fair value is determined using Level 3 inputs (in thousands):

	Preferred Share Tranche Right Liability	Preferred Share Warrant Liability
Balance as of December 31, 2019	$5,741	$—
Initial fair value of Class B preferred share tranche right liability	1,105	—
Initial fair value of Class B preferred share warrant liability	—	1,382
Change in fair value of Class B preferred share tranche right liability	32,722	—
Change in fair value of Class B preferred share warrant liability	—	6,399
Reclassification of Class B preferred share tranche right liability upon settlement	(39,568)	—
Conversion of Class B preferred shares warrants into common share warrants	—	(7,781)
Balance as of December 31, 2020	$—	$—

5.	Investments

Investments consisted of the following (in thousands):

	December 31, 2020
	Amortized Cost	Fair Value
Due within one year or less	$131,857	$131,882
Due after one year through three years	77,063	77,082
	$208,920	$208,964

As of December 31, 2020, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non- Current
Commercial paper	$34,474	$1	$(4)	$34,471	$34,471	$—
Corporate bonds	26,855	22	(20)	26,857	9,446	17,411
Municipal bonds	1,090	—	—	1,090	1,090	—
Canadian Government agencies	9,405	52	—	9,457	6,154	3,303
U.S. Government agencies	137,096	8	(15)	137,089	80,721	56,368
	$208,920	$83	$(39)	$208,964	$131,882	$77,082

The Company did not hold any investments as of December 31, 2019.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2020	2019
Prepaid clinical trial expenses	$—	$94
Prepaid manufacturing costs	1,606	—
Prepaid insurance	2,067	11
Prepaid software subscriptions	146	129
Interest receivable	504	62
Canadian harmonized sales tax receivable	290	252
Refundable investment tax credits	—	176
Other	727	205
	$5,340	$929

7.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$1,764	$1,391
Computer hardware and software	218	184
Furniture and fixtures	70	62
Leasehold improvements	—	63
Construction-in-progress	662	—
	2,714	1,700
Less: Accumulated depreciation	(747)	(428)
	$1,967	$1,272

Depreciation and amortization expense related to property and equipment was $0.5 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.

8.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued employee compensation and benefits	$2,551	$991
Accrued external research and development expenses	1,037	1,565
Accrued professional and consulting fees	1,023	744
Other	48	26
	$4,659	$3,326

9.	Equity

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

As of December 31, 2020, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue unlimited common shares, each with no par value per share.

Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through December 31, 2020, no cash dividends had been declared or paid by the Company.

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

The Class B preferred share tranche right liability was settled in connection with the achievement of the regulatory milestone associated with the Class B preferred share tranche right. Specifically, the fair value of the Class B preferred share tranche right liability was remeasured for the last time as of the Milestone Financing closing date, resulting in the Company recognizing a loss in the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2020 of $32.7 million for the change in the fair value of the tranche right liability between December 31, 2019 and June 2, 2020. Immediately thereafter, the balance of the Class B preferred share tranche right liability of $39.6 million was reclassified to Class B convertible preferred shares in an amount of $35.3 million and to non-controlling interest in the Company’s Irish subsidiary in an amount of $4.3 million on the consolidated balance sheet.

Upon the closing of the IPO, the Company converted the then outstanding Class A and Class B preferred shares into common shares at a conversion ratio of 5.339 Preferred Share to one common share.  As of December 31, 2020, there were no Preferred Shares outstanding.

Preferred Exchangeable Shares and Special Voting Shares

In connection with each issuance and sale of its Class A preferred shares and Class B preferred shares, the Company’s Irish subsidiary issued and sold Class A and Class B preferred exchangeable shares (together, the “Preferred Exchangeable Shares”) to investors. Simultaneously with the issuance and sale of the Preferred Exchangeable Shares, the Company issued and sold its Class A and Class B special voting shares (together, the “Special Voting Shares”) to the same investors. Prior to the IPO, the Company’s Irish subsidiary’s amended constitution authorized it to issue an aggregate of 28,874,378 Preferred Exchangeable Shares and 29,747,987 Preferred Exchangeable Shares, respectively, with a par value of $0.001 per share. Prior to the IPO, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue an aggregate of 28,874,378 Special Voting Shares and 29,747,987 Special Voting Shares, respectively, with a cash redemption value of $0.000001 per share.

In March 2019, in connection with the first closing of Class B preferred shares, as described above, the Company’s Irish subsidiary issued and sold 4,437,189 Class B preferred exchangeable shares at a price of $1.5154 per share and the Company issued and sold 4,437,189 Class B special voting shares at a price of $0.000001 per share for aggregate gross proceeds of $6.7 million (the “2019 Preferred Exchangeable Share Financing”).

In May 2020, the Company achieved the specified regulatory milestone associated with the Class B preferred share tranche right, which triggered the requirement of the Class B shareholders to participate in the Milestone Financing. Upon closing of the Milestone Financing on June 2, 2020, the Company issued and sold 4,437,189 Class B special voting shares at a price of $0.000001 per share and the Company’s Irish subsidiary issued and sold 4,437,189 Class B preferred exchangeable shares at a price of $1.5154 per share, for aggregate gross proceeds of $6.7 million.

Upon the closing of the IPO, the Company converted all of the outstanding Class A and Class B preferred exchangeable shares and Special Voting Shares into Class A and Class B preferred shares on a one-for-one basis then converted the Class A and Class B preferred shares into common shares at a conversion ratio of 5.339 Preferred Share to one common share.  As of December 31, 2020, there were no Preferred Exchangeable Shares outstanding.

Warrants

In January 2020, in conjunction with the Company’s execution of the Amended Class B Subscription Agreement, the Company issued to the existing holders of Class B convertible preferred shares (excluding the investor in the Additional Class B Closing in January 2020) warrants to purchase 3,126,391 Class B convertible preferred shares, at an exercise price of $1.5154 per share, and the Company’s Irish subsidiary issued to the existing holders of Class B preferred exchangeable shares warrants to purchase 873,609 Class B preferred exchangeable shares, at an exercise price of $1.5154 per share (collectively the “Preferred Share Warrants”). If the warrants to purchase Class B preferred exchangeable shares are exercised, at that same time, the shareholder is obligated to purchase from the Company an equal number of Class B special voting shares at a price of $0.000001 per share. The Preferred Share Warrants were issued for no consideration, and the specified exercise prices of each warrant are subject to adjustment for share dividends, share splits, combination or other similar recapitalization transactions as provided under the terms of the warrants.

The Preferred Share Warrants were immediately exercisable and expire two years from the date of issuance or upon the earlier occurrence of specified qualifying events, which include the consummation of a Deemed Liquidation Event and the closing of a qualifying share sale (as defined in the articles of the corporation, as amended and restated). Upon the closing of a qualified public offering, on specified terms, all outstanding warrants to purchase Class B convertible preferred shares of the Company and warrants to purchase Class B preferred exchangeable shares of the Company’s Irish subsidiary will become warrants to purchase common shares of the Company.

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

The issuance of the Preferred Share Warrants was treated as a deemed dividend to existing preferred shareholders for purposes of the Company’s calculation of net loss per share attributable to common shareholders, and, as such, the aggregate value of the dividend to existing preferred shareholders was deducted from the Company’s net loss when computing net loss per share attributable to common shareholders (see Note 11). The Company remeasures the fair value of the liability associated with the Preferred Share Warrants at each reporting date (see Note 3) and records any adjustments as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Upon the closing of the IPO, the warrants to purchase 3,126,391 of its convertible preferred shares and warrants to purchase 873,609 preferred exchangeable shares of the Company’s Irish subsidiary were converted into warrants to purchase 749,197 shares of the Company’s common shares at an exercise price of $8.10 per share. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to shareholders’ equity (deficit) as the warrants qualify for equity classification (see Note 3).  For the year ended December 31, 2020, the Company recognized a loss of $6.4 million as a component of other income (expense) in the consolidated statement of operations and comprehensive loss to reflect an increase in fair value of the Preferred Share Warrant.

On August 17, 2020, a holder of common share warrants exercised 97,381 common share warrants through a cashless exercise and the Company issued 38,340 common shares with the remaining 59,041 warrants being cancelled to settle the exercise price.  As of December 31, 2020, 651,816 common share warrants remained outstanding.

10.	Share-Based Compensation

2020 Stock Option and Incentive Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on June 24, 2020. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 4,273,350, which shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by 4% of the number of the Company’s common shares outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee of the board of directors. The common shares underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares, expire or are otherwise terminated (other than by exercise) under the 2020 Plan and the 2017 Plan will be added back to the common shares available for issuance under the 2020 Plan. The total number of common shares reserved for issuance under the 2020 Plan was 4,417,268 shares as of December 31, 2020.

As of December 31, 2020, 2,649,287 shares, remained available for future grant under the 2020 Plan. Shares that are expired, forfeited, cancelled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2017 Equity Incentive Plan

The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) provides for the Company to grant incentive stock options or nonqualified stock options, restricted share awards and restricted share units to employees, officers, directors and non-employee consultants of the Company.

The total number of common shares reserved for issuance under the 2017 Plan was 0 and 4,700,393 shares as of December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, 0 shares and 1,598,512 shares, respectively, remained available for future grant under the 2017 Plan. Shares that are expired, forfeited, cancelled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

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

As of December 31, 2020, no shares were issued under the ESPP.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.66%	1.62%
Expected term (in years)	6.0	5.9
Expected volatility	65.5%	64.3%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	3,045,301	$1.66	8.4	$2,112
Granted	2,854,443	11.68
Exercised	(23,413)	2.35
Forfeited/cancelled	(269,087)	8.03
Outstanding as of December 31, 2020	5,607,244	$6.45	8.2	$36,628
Vested and expected to vest as of December 31, 2020	5,607,244	$6.45	8.2	$36,628
Options exercisable as of December 31, 2020	2,048,919	$1.65	6.6	$20,842

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those options that had exercise prices lower than the fair value of the Company’s common shares. The intrinsic value for stock options exercised during the years ended December 31, 2020 and 2019 was $0.2 million and $0.1 million, respectively. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2020 and 2019 was $6.91 and $1.37 per share, respectively.

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development expenses	$908	$165
General and administrative expenses	2,460	453
	$3,368	$618

As of December 31, 2020, total unrecognized share-based compensation expense related to unvested share-based awards was $17.3 million, which is expected to be recognized over a weighted-average period of 3.0 years.

11.	License Agreements and Asset Acquisitions

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

During the years ended December 31, 2020 and 2019, the Company did not make any payments to CPDC or recognize any research and development expenses under the agreements with CPDC.

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

During the year ended December 31, 2020, the Company did not make any payments to ImmunoGen or recognize any research and development expenses under the ImmunoGen Agreement. During the year ended December 31, 2019, the Company made a payment to ImmunoGen of $0.5 million upon the achievement of a specified development milestone and recognized this amount as research and development expense in its consolidated statements of operations and comprehensive loss.

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

During the year ended December 31, 2019, the Company did not make any payments to Janssen or recognize any research and development expenses under the First Janssen Agreement.

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

During the years ended December 31, 2020 and 2019, the Company did not make any payments to Janssen or recognize any research and development expenses under the Second Janssen Agreement.

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

During the year ended December 31, 2020, the Company did not make any payments to Isogenica or recognize any research and development expenses associated with the Isogenica Agreement. During the year ended December 31, 2019, the Company paid the option and annual license fees of £0.6 million (equivalent to $0.7 million at the time of the payments) and recognized these amounts as research and development expense in the consolidated statements of operations and comprehensive loss.

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

During the year ended December 31, 2020, the Company did not make any payments to MediaPharma or recognize any research and development expenses under the MediaPharma Agreement. During the year ended December 31, 2019, the Company incurred the upfront fee due in connection with the asset agreement and subsequently made payment of and recognized $0.2 million as research and development expense in the consolidated statements of operations and comprehensive loss.

Asset Acquisition from Rainier Therapeutics, Inc. and License Agreement with Genentech, Inc.

On March 10, 2020 (the “Closing”), the Company and Rainier Therapeutics, Inc. (“Rainier”) entered into an asset acquisition agreement (the “Rainier Agreement”). Under the agreement, the Company purchased all right, title and interest to Rainier’s, and any of its affiliates’ and sublicensees’, patents and other tangible and intangible assets to perform research and to develop, manufacture and commercialize a specified compound of antibody molecules that bind to targets for the prevention, treatment and diagnosis of all diseases and conditions only using such compound as an antibody drug conjugate. The Company concluded to account for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, the license rights.

In connection with the asset acquisition, the Company paid an upfront fee of $1.0 million to Rainier and recognized this amount as research and development expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2020, as the IPR&D acquired had no alternative future use as of the acquisition date.

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

The Rainier Agreement may be terminated at any time prior to the Outside Date upon 30 days’ notice by the Company to Rainier or upon the mutual written consent of both parties. If the agreement is terminated prior to the Outside Date, the Company’s future payment obligations become void and the Company will cease to have any rights to the antibody or the Genentech License Agreement (as defined below). On October 8, 2020, the Company and Rainier entered into a first amendment to the Rainier Agreement (the “Amended Rainier Agreement”) to extend certain terms of the Rainier Agreement. Specifically, the Outside Date, was amended such that termination may not occur later than eleven months following the Closing, or February 10, 2021 (the “Revised Outside Date”). On February 8, 2021, the Company and Rainier entered into a second amendment to the Amended Rainier Agreement, as amended pursuant to which the Outside Date was amended such that termination may not occur later than July 1, 2021 in consideration for early payment of the additional $3.5 million owed to Rainier which was paid and recorded as research and development expense in February 2021. The Company remains obligated to issue an aggregate of 313,359 of its common shares to Rainier under the Amended Rainier Agreement, as amended, unless terminated by the Outside Date.

During the year ended December 31, 2020, the Company paid an upfront fee of $1.0 million to Rainier and recognized this as an expense as noted above.

In connection with the Rainier Agreement, in March 2020, the Company was assigned all of Rainier’s rights and obligations under an exclusive license agreement between BioClin Therapeutics, Inc. and Genentech, Inc. (“Genentech”) (the “Genentech License Agreement”). Pursuant to the Genentech License Agreement, the Company has an exclusive, worldwide, sublicensable license to make, use, research, develop, sell and import certain intellectual property and technology of Genentech relating to the specified antibody and any mutant antibody thereof (the “Licensed Antibodies”), including any products that contain a Licensed Antibody as an active ingredient (the “Products”), for all human uses.

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

During the year ended December 31, 2020, the Company did not make any payments to Genentech or recognize any research and development expenses under the Genentech License Agreement.

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

During the year ended December 31, 2020, the Company recognized $0.3 million as research and development expense in the consolidated statements of operations and comprehensive loss under the Yumab Agreement.

Collaboration Agreement and Supply Agreement with TRIUMF Innovations, Inc.

On December 10, 2020, the Company entered into a Collaboration Agreement and Supply Agreement with TRIUMF Innovations Inc. and TRIUMF JV (collectively, “the TRIUMF entities”) for the development, production and supply of actinium-225 to the Company.  Under the Collaboration Agreement, the Company is obligated to pay the TRIUMF entities an aggregate of $5.0 million CAD upon the achievement of certain milestones.  The parties may also negotiate for a second phase of the collaboration whereby the Company would invest up to an additional $20.0 million CAD for the future development, manufacture and supply of actinium-225.

As of December 31, 2020, the TRIUMF entities had achieved certain milestones totaling $3.0 million CAD ($2.3 million) which was capitalized and recorded as accounts payable on the consolidated balance sheet.  These amounts were subsequently paid in the first quarter of 2021 and will be amortized as research and development expense over the period of performance by the TRIUMF entities. The Company recorded $1.5 million and $0.8 million of these milestone payments in prepaid expenses and other current assets and other non-current assets, respectively, based on its estimate of costs to be incurred over the 12 months following the balance sheet date.

12.	Income Taxes

The Company is domiciled in Canada and is primarily subject to taxation in that country. During the years ended December 31, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in Canada and Ireland in each period due to its uncertainty of realizing a benefit from those items. During the year ended December 31, 2019, the Company recorded a tax provision related to income tax obligations of its operating company in Canada and its operating company in the U. S., which generates a profit for tax purposes. During the year ended December 31, 2020, the Company recorded a tax provision primarily related to our income tax obligation of our operating company in the U.S. which generates a profit for tax purposes and the capital gains tax in Ireland.

In connection with the planned liquidation of the Company’s Irish subsidiary, the Company transferred intellectual property and cash to Canada which resulted in net Irish capital gains tax of $2.6 million.

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Canada	$(68,792)	$(13,975)
Foreign (U.S. and Ireland)	(6,930)	(1,963)
Loss before provision for income taxes	$(75,722)	$(15,938)

The Company’s current and deferred income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Current income tax provision:
Canada	$9	$157
Foreign (U.S. and Ireland)	3,178	153
Total current income tax expense	3,187	310
Deferred income tax benefit:
Canada	—	—
Foreign (U.S. and Ireland)	(576)	(59)
Total deferred income tax benefit	(576)	(59)
Total provision for income taxes	$2,611	$251

A reconciliation of the Canadian federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Canadian federal statutory income tax rate	(26.5)%	(26.5)%
Foreign income tax rate differential	0.1	1.8
Foreign income taxes	—	0.2
Uncertain tax positions	—	1.0
Capital gains on intellectual property transfer from Ireland	4.2	—
Capital losses on foreign exchange	(0.7)	—
Other permanent differences	2.6	0.9
Transfer of intellectual property to Canada	(1.7)	—
Change in fair value of preferred share tranche right liability	11.4	(2.2)
Change in fair value of preferred share warrant liability	2.2	—
Income tax credits	(0.8)	(2.6)
Change in valuation allowance	12.6	29.0
Effective income tax rate	3.4%	1.6%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred Tax Assets:
Canadian net operating loss carryforwards	$12,246	$5,418
Foreign net operating loss carryforwards	—	611
Canadian capitalized research and development expenditure pool	2,945	2,242
Canadian research and development tax credit carryforwards	1,766	1,322
Intangibles	1,450	—
Deferred revenue	1,325	—
Reserves and accruals	1,728	214
Other	—	81
Total deferred tax assets	21,460	9,888
Valuation allowance	(20,598)	(9,810)
Net deferred tax assets	$862	$78

Deferred Tax Liabilities:
Other	(209)	—
Total deferred tax liabilities	(209)	—
Net deferred tax assets	$653	$78

As of December 31, 2020, the Company had $46.2 million of Canadian net operating loss carryforwards that begin to expire in 2035. In addition, the Company had $2.3 million of Canadian research and development tax credit carryforwards that begin to expire in 2037 as well as a capitalized research and development expenditure pool of $11.1 million that can be carried forward indefinitely.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses in Canada and Ireland, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its Canadian and Irish deferred tax assets as of December 31, 2019 or its Canadian deferred tax assets as of December 31, 2020. As a result of the decision to liquidate the Irish subsidiary, the Irish deferred tax assets were reduced to zero as of December 31, 2020. The Company has recorded a full valuation allowance against its net deferred tax assets in Canada and Ireland as of December 31, 2019 and a full valuation allowance against its net deferred tax assets in Canada as of December 31, 2020.

The Company’s valuation allowance increased during the years ended December 31, 2020 and 2019 due primarily to the generation of Canadian net operating loss carryforwards, as follows (in thousands):

	Year Ended December 31,
	2020	2019
Valuation allowance as of beginning of year	$9,810	$5,104
Increases recorded to income tax provision	9,550	4,628
Increases recorded to equity	1,238	78
Valuation allowance as of end of year	$20,598	$9,810

As of December 31, 2020 and 2019, the Company had liabilities for uncertain tax positions of $0.3 million which, if recognized, would impact the Company’s tax provision and effective income tax rate. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of each of December 31, 2020 and 2019, the Company had accrued interest or penalties related to uncertain tax position of less than $0.1 million. The Company does not expect its uncertain tax positions to change significantly over the next twelve months.

Changes in the Company’s unrecognized tax benefits from uncertain tax positions consisted of the following (in thousands):

	December 31,
	2020	2019
Unrecognized tax benefits as of beginning of year	$254	$116
Additions for tax positions of prior years	—	138
Unrecognized tax benefits as of end of year	$254	$254

The Company files tax returns in Canada and foreign jurisdictions. With few exceptions, the Company is subject to Canadian federal, provincial and foreign tax examinations by tax authorities for the tax years ended December 31, 2015 and subsequent years.

As of December 31, 2020, income taxes on undistributed earnings of the Company’s US subsidiary have not been provided for as the Company plans to indefinitely reinvest these amounts in the United States. The cumulative undistributed foreign earnings were not material as of December 31, 2020. Additionally, while the Company is no longer indefinitely reinvested in the Ireland subsidiary as of December 31, 2020, any distribution would be a return of capital and not result in a material tax expense.

As of December 31, 2019, income taxes on undistributed earnings of the Company’s subsidiaries have not been provided for as the Company planned to indefinitely reinvest these amounts, had the ability to do so, and the cumulative undistributed foreign earnings were not material.

13.	Net Loss per Share

Net Loss per Share Attributable to Common Shareholders

Basic and diluted net loss per share attributable to common shareholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019
Numerator:
Net loss	$(78,333)	$(16,189)
Dividends paid to preferred shareholders in the form of warrants issued	(1,382)	—
Net loss attributable to common shareholders	$(79,715)	$(16,189)
Denominator:
Weighted-average common shares outstanding—basic and diluted	22,033,269	1,915,604
Net loss per share attributable to common shareholders—basic and diluted	$(3.62)	$(8.45)

The Company’s potentially dilutive securities, which include stock options, convertible preferred shares and preferred exchangeable shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2020	2019
Options to purchase common shares	5,607,244	3,045,301
Convertible preferred shares (as converted to common shares)	—	13,696,513
Preferred exchangeable shares (as converted to convertible preferred shares and then to common shares)	—	4,577,106
Warrants to purchase common shares	651,816	—
	6,259,060	21,318,920

14.	Commitments and Contingencies

Operating Leases

In January 2018, the Company entered into an operating lease for office space in Boston, Massachusetts, which was to expire in July 2023 with no renewal options. In July 2020, the Company paid $0.1 million to terminate this lease, effective immediately.

In August 2018, the Company entered into an operating lease for office space in Hamilton, Ontario. This lease was amended in September 2020 (“New Lease Commencement Date”) and expires in August 2030 with a termination option upon twelve months written notice any time after the fifth anniversary of the New Lease Commencement Date.  If the termination option is not exercised, the Company may exercise a renewal option to extend the term for an additional five-year period to August 2035.

In October 2019, the Company entered into an operating lease for office space in Boston, Massachusetts, which expires February 2026 and has no renewal options. In connection with entering into this lease agreement, the Company issued a letter of credit of $1.5 million, which is classified as restricted cash (non-current) on the consolidated balance sheets as of December 31, 2020 and 2019.

The lease agreements include payment escalations, rent holidays and other lease incentives, which are accrued or deferred as appropriate such that rent expense for each lease is recognized on a straight-line basis over the respective lease term, recording deferred rent for rent expense incurred but not yet paid.

Rent expense was $1.1 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.

Future minimum lease payments due under operating leases as of December 31, 2020 are as follows (in thousands):

Year Ending December 31,
2021	$1,127
2022	1,158
2023	1,190
2024	1,221
2025	1,253
Thereafter	361
Total	$6,310

Manufacturing Commitments

In January 2019, and as amended in September 2020, the Company entered into an agreement with CPDC, a related party (see Note 16), to manufacture clinical trial materials. As of December 31, 2020, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.6 million over the following twelve months.

In May 2019, the Company entered into an agreement with a third-party contract manufacturing organization to manufacture clinical trial materials. As of December 31, 2020, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.8 million over the following twelve months.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2020 or 2019.

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

15.	Benefit Plans

The Company has an established a defined contribution savings plan under Section 401(k) of the U.S. Internal Revenue Code of 1986, as amended. This plan covers all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.1 million and less than $0.1 million to the plan during the years ended December 31, 2020 and 2019, respectively.

In 2020, the Company also established a group retirement savings plan registered with the Canada Revenue Agency.  This plan covers all Canadian employees who meet the eligibility requirements under the Income Tax Act (Canada) and allows members to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.1 million during the year ended December 31, 2020.

16.	Related Party Transactions

The Company has entered into license agreements with CPDC, a principal shareholder of the Company (see Note 11).

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

	Year Ended December 31,
	2020	2019
Research and development expenses	$1,140	$1,219
General and administrative expenses	57	71
	$1,197	$1,290

During the years ended December 31, 2020 and 2019, the Company made payments to CPDC in connection with the services described above of $1.1 million and $1.2 million, respectively. Amounts due to CPDC by the Company in connection with the services described above totaled $0.3 million and $0.2 million as of December 31, 2020 and 2019, respectively, which amounts were included in accounts payable and accrued expenses on the consolidated balance sheets.

In addition to costs incurred in connection with the services described above, the Company also reimbursed CPDC for purchases on the Company’s behalf from parties with which the Company did not have an account. During the years ended December 31, 2020 and 2019, the Company made payments to CPDC of $0.1 million for reimbursement of these pass-through costs.

17.	Geographical Information

The Company has operating companies in the United States and Canada and a non-operating company in Ireland. Information about the Company’s long-lived assets, consisting solely of property and equipment, net, by geographic region was as follows (in thousands):

	December 31,
	2020	2019
United States	$103	$127
Canada	1,864	1,145
	$1,967	$1,272

18.	Subsequent Events

Second Amendment to Rainier Agreement

On February 8, 2021, the Company and Rainier Therapeutics, Inc. (f/k/a BioClin Therapeutics, Inc.), (“Rainier”)  entered into a second amendment to the Rainier Agreement, as amended pursuant to which the Outside Date was amended such that termination may not occur later than July 1, 2021 in consideration for early payment of the additional $3.5 million owed to Rainier.

Asset Acquisition from Ipsen Pharma SAS

On March 1, 2021, the Company and Ipsen Pharma SAS (“Ipsen”) entered into an asset purchase agreement whereby the Company will acquire Ipsen’s intellectual property and assets related to IPN1087, a small molecule targeting neurotensin receptor 1 (“NTSR1”), a protein expressed on multiple solid tumor types.  The Company intends to combine its expertise and proprietary TAT platform with IPN1087 to create an alpha-emitting radiopharmaceutical targeting solid tumors expressing NTSR1. The Company and Ipsen have submitted a pre-merger notification and report form with the United States Federal Trade Commission and the Antitrust Division of the United States Department of Justice in accordance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The Company expects to close the acquisition upon completion of this anti-trust review which is expected to be completed in the second quarter of 2021.

Under the asset purchase agreement and a share purchase agreement entered into by the parties concurrently with the asset purchase agreement, the Company will issue to Ipsen 600,000 common shares upon closing. Such shares will be issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.  The Company will also be obligated to pay Ipsen up to an additional €67.5 million upon the achievement of certain development and regulatory milestones; low single digit royalties on potential future net sales; and up to €350.0 million in net sales milestones, in each case, relating to products covered by the asset purchase agreement.  The Company will also be responsible for paying to a third-party licensor up to a total of €70.0 million in development milestones for up to three indications and mid to low double-digit royalties on potential future net sales of products covered by the license agreement. Fusion will pay up to €0.7 million for existing inventory of IPN-1087.

The asset purchase agreement includes a royalty step down whereby under certain circumstances relating to loss of patent exclusivity, loss of regulatory exclusivity or generics entering a market, royalties owed to Ipsen will be reduced by certain percentages not to exceed 50%, in the aggregate, of the royalty owed. Under the asset purchase agreement Ipsen has agreed not to develop a molecule that targets NTSR1 and combines at least one NTSR1 binding moiety and a radionuclide or cytotoxic agent until the earlier of (i) the seventh anniversary of the closing date or (ii) the date of data base lock after completion of the first phase 3 clinical trial for IPN-1087.  Ipsen is expected to provide us with transition services for up to eighteen (18) months following closing for a set number of hours per month at a fixed hourly rate.

The asset purchase agreement includes representations, warranties and covenants of the parties customary for a transaction of this nature. The closing of the transactions under the asset purchase agreement and share purchase agreement are subject to the satisfaction or, if applicable, waiver, of customary conditions, including the expiration or termination of the waiting period under the HSR Act; no law or order of a governmental authority being in effect, or any legal proceedings being pending or threatened by any governmental authority, that would prohibit the transactions contemplated by the asset purchase agreement; the accuracy (subject to agreed materiality thresholds) of the parties’ respective representations and warranties in the asset purchase agreement and share purchase agreement; the absence of a “material adverse effect” (as defined in the asset purchase agreement); and the parties’ material compliance with their obligations under the asset purchase agreement.

The asset purchase agreement can be terminated by (1) mutual agreement of the parties, (2) by either party if the closing has not occurred by a specified outside date provided that failure of the closing to occur by the specified outside date was not caused by the party seeking termination, (3) by either party for the other party’s uncured breach following the applicable notice period, and (4) by either party if the acquisition is barred by a governmental authority.

First Amendment to Two International Place Lease

On March 16, 2021, the Company entered into a First Amendment to Lease to amend its lease on office space at Two International Place, Boston, Massachusetts (the “Amended Two International Place Lease”). The First Amendment to Lease expands the leased area by 3,292 square feet of office space to 14,936 square feet beginning October 1, 2021 and extends the term of the lease through January 31, 2031. The Amended Two International Place Lease contains rent escalation provisions throughout the term of the lease.