Form 10-Q
period 2021-03-31
Fusion Pharmaceuticals Inc.
filed 2021-05-11
CIK 1805890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, the registrant had 42,456,589 common shares, with no par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$41,070	$90,517
Short-term investments	186,150	131,882
Prepaid expenses and other current assets	5,966	5,340
Restricted cash	669	425
Total current assets	233,855	228,164
Property and equipment, net	2,559	1,967
Deferred tax assets	653	653
Restricted cash	1,222	1,466
Long-term investments	50,997	77,082
Operating lease right-of-use assets	7,501	—
Other non-current assets	521	1,344
Total assets	$297,308	$310,676
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,018	$3,399
Accrued expenses	4,190	4,659
Income taxes payable	216	2,799
Deferred revenue	1,000	1,000
Operating lease liabilities	1,194	—
Total current liabilities	7,618	11,857
Deferred rent, net of current portion	—	11
Income taxes payable, net of current portion	295	295
Deferred revenue, net of current portion	4,000	4,000
Operating lease liabilities, net of current portion	6,324	—
Total liabilities	18,237	16,163
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common shares, no par value, unlimited shares authorized as of March 31, 2021 and December 31, 2020; 41,845,181 and 41,725,797 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	409,520	407,672
Accumulated other comprehensive income	283	44
Accumulated deficit	(130,732)	(113,203)
Total shareholders’ equity	279,071	294,513
Total liabilities and shareholders’ equity	$297,308	$310,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$10,716	$4,377
General and administrative	6,964	4,327
Total operating expenses	17,680	8,704
Loss from operations	(17,680)	(8,704)
Other income (expense):
Change in fair value of preferred share tranche right liability	—	(1,118)
Change in fair value of preferred share warrant liability	—	(334)
Interest income (expense), net	96	147
Refundable investment tax credits	—	46
Other income (expense), net	48	(197)
Total other income (expense), net	144	(1,456)
Loss before (provision) benefit for income taxes	(17,536)	(10,160)
Income tax (provision) benefit	7	(62)
Net loss	(17,529)	(10,222)
Unrealized gain on investments	239	—
Comprehensive loss	(17,290)	(10,222)
Reconciliation of net loss to net loss attributable to common shareholders:
Net loss	(17,529)	(10,222)
Dividends paid to preferred shareholders in the form of warrants issued	—	(1,382)
Net loss attributable to common shareholders	$(17,529)	$(11,604)
Net loss per share attributable to common shareholders—basic and diluted	$(0.42)	$(6.01)
Weighted-average common shares outstanding—basic and diluted	41,784,269	1,929,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF NON-CONTROLLING INTEREST, CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Non-Controlling Interest in Fusion Pharmaceuticals (Ireland)	Class A and B Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity
	Limited	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balances at December 31, 2020	$—	—	$—	41,725,797	$—	$407,672	$(113,203)	$44	$294,513
Issuance of common shares upon exercise of stock options	—	—	—	119,384	—	130	—	—	130
Share-based compensation expense	—	—	—	—	—	1,718	—	—	1,718
Unrealized gain on investments	—	—	—	—	—	—	—	239	239
Net loss	—	—	—	—	—	—	(17,529)	—	(17,529)
Balances at March 31, 2021	$—	—	$—	41,845,181	$—	$409,520	$(130,732)	$283	$279,071

	Non-Controlling Interest in Fusion Pharmaceuticals (Ireland)	Class A and B Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity
	Limited	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balances at December 31, 2019	$20,961	73,125,790	$71,592	1,929,555	$—	$1,286	$(34,774)	$—	$(33,488)
Issuance of Class B convertible preferred shares and Class B preferred share tranche right, net of issuance costs of $93	—	6,598,917	9,907	—	—	—	—	—	—
Initial fair value of Class B convertible preferred share tranche right liability	—	—	(1,105)	—	—	—	—	—	—
Issuance of warrants to purchase Class B convertible preferred shares and Class B preferred exchangeable shares as a non-cash dividend to preferred shareholders	—	—	—	—	—	(1,286)	(96)	—	(1,382)
Share-based compensation expense	—	—	—	—	—	358	—	—	358
Net loss	—	—	—	—	—	—	(10,222)	—	(10,222)
Balances at March 31, 2020	$20,961	79,724,707	$80,394	1,929,555	$—	$358	$(45,092)	$—	$(44,734)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(17,529)	$(10,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,718	358
Depreciation and amortization expense	111	172
Non-cash lease expense	241	6
Change in fair value of preferred share tranche right liability	—	1,118
Change in fair value of preferred share warrant liability	—	334
Amortization of premiums (accretion of discounts) on investments, net	453	—
Foreign exchange gain	(4)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(652)	(186)
Other non-current assets	823	—
Accounts payable	(2,346)	858
Accrued expenses	(622)	(120)
Income taxes payable	(2,583)	62
Operating lease liabilities	(206)	—
Net cash used in operating activities	(20,596)	(7,620)
Cash flows from investing activities:
Purchases of investments	(66,074)	—
Maturities of investments	37,660	—
Purchases of property and equipment	(584)	(214)
Net cash used in investing activities	(28,998)	(214)
Cash flows from financing activities:
Proceeds from issuance of Class B convertible preferred shares and Class B preferred share tranche right, net of issuance costs	—	9,907
Proceeds from issuance of common shares upon exercise of stock options	130	—
Net cash provided by financing activities	130	9,907
Effect of exchange rate fluctuations on cash and cash equivalents held	17	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(49,447)	2,073
Cash, cash equivalents and restricted cash at beginning of period	92,408	67,121
Cash, cash equivalents and restricted cash at end of period	$42,961	$69,194
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,559	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,166	$—
Increase in right-of-use assets and operating lease liabilities from operating lease modifications	$911	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$152	$—
Issuance of warrants to purchase Class B preferred shares and Class B preferred exchangeable shares as a non-cash dividend to preferred shareholders	$—	$1,382
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,740

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, Fusion Pharmaceuticals US Inc. and Fusion Pharmaceuticals (Ireland) Unlimited Company, which the Company refers to as its Irish subsidiary. The Company’s Irish subsidiary was majority-owned until June 2020 at which time it became a wholly-owned subsidiary and was subsequently re-registered in Ireland as an unlimited company in December 2020. As a result of consolidating the Irish subsidiary as majority-owned until June 2020, the Company reflected a non-controlling interest on the consolidated balance sheet; however, the Company did not recognize a non-controlling interest in the consolidated statements of operations and comprehensive loss as the majority-owned subsidiary had no operating activities and was an extension of the parent company. All intercompany accounts and transactions have been eliminated in consolidation.

Reverse Share Split

On June 19, 2020, the Company effected a one-for-5.339 reverse share split of its issued and outstanding common shares and a proportional adjustment to the existing conversion ratios for each class of the Company’s Preferred Shares (see Note 8) and Preferred Exchangeable Shares (see Note 8). Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse share split and adjustment of the preferred share conversion ratios.

Initial Public Offering

On June 25, 2020, the Company completed an initial public offering (“IPO”) of its common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of $193.1 million after deducting underwriting fees, and after deducting offering costs.

Upon closing of the IPO, the Company’s outstanding preferred exchangeable shares automatically converted into convertible preferred shares then the outstanding convertible preferred shares automatically converted into shares of common shares (see Note 8). Upon conversion of the convertible preferred shares, the Company reclassified the carrying value of the convertible preferred shares to common shares and additional paid-in capital.  In addition, the warrants to purchase the Company’s Series B convertible preferred shares and warrants to purchase preferred exchangeable shares of the Company’s Irish subsidiary were converted into warrants to purchase the Company’s common shares upon the closing of the IPO. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to shareholders’ equity (deficit).

In connection with the IPO on June 25, 2020, the Company filed an amended and restated articles of the corporation under laws governed by the Canada Business Corporations Act to authorize unlimited common shares with no par value.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of its convertible preferred shares, including borrowings under a convertible promissory note, which converted into convertible preferred shares, proceeds from sales of its Irish subsidiary’s preferred exchangeable shares, and most recently with the proceeds from the IPO completed in June 2020. The Company has incurred recurring losses since its inception, including net losses of $17.5 million and $10.2 million for the three months ended March 31, 2021 and 2020, respectively. In addition, as of March 31, 2021, the Company had an accumulated deficit of $130.7 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuations of common shares, preferred share tranche rights and preferred share warrants prior to the closing of the IPO, valuations of share-based awards and revenue recognition. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statement of operations and comprehensive loss, and the condensed consolidated statement of non-controlling interest, convertible preferred shares and shareholders’ equity (deficit) for the three months ended March 31, 2021 and 2020, and the condensed consolidated statement of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021 and the results of its operations for three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are also unaudited. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

The accompanying balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements for the year ended December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements as of December 31, 2020, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 25, 2021.

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

During the three months ended March 31, 2021 and 2020, the Company recorded $0.1 million and $0.2 million, respectively, of foreign currency losses in the condensed consolidated statements of operations and comprehensive loss.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of standard checking accounts, money market accounts, and all highly liquid investments with an original maturity of three months or less at the date of purchase.

As of March 31, 2021 and December 31, 2020, the Company was required to maintain separate cash balances of $0.3 million to collateralize corporate credit cards with a bank, which was classified as restricted cash, current, on its condensed consolidated balance sheets. The Company also maintained a $0.1 million guaranteed investment certificate to fulfill certain contractual obligations which was classified as restricted cash, current, as of March 31, 2021 and December 31, 2020.

In connection with the Company’s lease agreement entered into in October 2019 (see Note 13), the Company maintains a letter of credit of $1.5 million for the benefit of the landlord. As of March 31, 2021, $0.3 million and $1.2 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2020, the entire underlying cash balance collateralizing this letter of credit was classified as restricted cash, non-current, on the Company’s condensed consolidated balance sheets.

As of March 31, 2021 and December 31, 2020, the cash, cash equivalents and restricted cash of $43.0 million and $92.4 million, respectively, presented in the condensed consolidated statements of cash flows included cash and cash equivalents of $41.1 million and $90.5 million, respectively, and restricted cash of $1.9 million.

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

If payments from the collaborative partner to the Company represent consideration from a customer in exchange for distinct goods and services provided, then the Company accounts for those payments within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). Please refer to Note 3, “Collaboration Agreement” for additional details regarding the Company’s Strategic Collaboration Agreement with AstraZeneca UK Limited (“AstraZeneca”) (the “AstraZeneca Agreement”).

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

The Company has not recorded any revenue under collaboration agreements through March 31, 2021. Please refer to Note 3, “Collaboration Agreement” for additional details regarding revenue recognition under the AstraZeneca Agreement.

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

Preferred Share Tranche Right Liability

The subscription agreements for the Company’s Class B convertible preferred shares (see Note 8) and its Irish subsidiary’s Class B preferred exchangeable shares (see Note 8) provided investors the right, or obligated investors, to participate in subsequent offerings of Class B convertible preferred shares or Class B preferred exchangeable shares together with Class B special voting shares in the event that specified development or regulatory milestones were achieved (the “Class B preferred share tranche right liability”).

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

On May 15, 2020, the Company achieved the specified regulatory milestone associated with the Class B preferred share tranche right (see Note 8), which triggered the requirement of the Class B shareholders to participate in the Milestone Financing. Upon closing of the Milestone Financing on June 2, 2020, the Company issued and sold 36,806,039 Class B preferred shares at a price of $1.5154 per share and 4,437,189 Class B special voting shares at a price of $0.000001 per share and the Company’s Irish subsidiary issued and sold 4,437,189 Class B preferred exchangeable shares at a price of $1.5154 per share, for aggregate gross proceeds of $62.5 million.

The Class B preferred share tranche right liability (see Note 8) was settled in connection with the achievement of the regulatory milestone associated with the Class B preferred share tranche right. Specifically, the fair value of the Class B preferred share tranche right liability was remeasured for the last time as of the Milestone Financing closing date, resulting in the Company recognizing a loss in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020 of $32.7 million for the change in the fair value of the tranche right liability between December 31, 2019 and June 2, 2020. Immediately thereafter, the balance of the Class B preferred share tranche right liability of $39.6 million was reclassified to Class B convertible preferred shares in an amount of $35.3 million and to non-controlling interest in the Company’s Irish subsidiary in an amount of $4.3 million on the consolidated balance sheet. For the three months ended March 31, 2020, the Company recognized a loss of $1.1 million in the condensed consolidated statement of operations and comprehensive loss for the change in the fair value of the tranche right liability.

Preferred Share Warrant Liability

The Company classified warrants to purchase its convertible preferred shares and warrants to purchase preferred exchangeable shares of the Company’s Irish subsidiary as a liability on its consolidated balance sheets as these warrants were freestanding financial instruments that may have required the Company to transfer assets upon exercise (see Note 8). The preferred share warrant liability, which consisted of warrants to purchase Class B convertible preferred shares of the Company and warrants to purchase Class B preferred exchangeable shares of the Company’s Irish subsidiary, were initially recorded at fair value upon the date of issuance of each warrant and were subsequently remeasured to fair value at each reporting date. Changes in the fair value of the preferred share warrant liability were recognized as a component of other income (expense) in the consolidated statement of operations and comprehensive loss. Changes in the fair value of the preferred share warrant liability were recognized until each respective warrant was exercised, expired or qualified for equity classification.

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

Leases

Prior to January 1, 2021, the Company accounted for leases in accordance with ASC 840, Leases. At lease inception, the Company determined if an arrangement was an operating or capital lease. For operating leases, the Company recognized rent expense, inclusive of rent escalation, holidays and lease incentives, on a straight-line basis over the lease term. The difference between rent expense recorded and the amount paid was charged to deferred rent. The Company presented lease incentives as deferred rent and amortized the incentives as a reduction to rent expense on a straight-line basis over the lease term. The Company classified deferred rent as current and noncurrent liabilities based on the portion of the deferred rent that was scheduled to mature within the proceeding twelve months.

Effective January 1, 2021, the Company accounts for leases in accordance with ASC 842, Leases. At contract inception, the Company determines if an arrangement is or contains a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If determined to be or contain a lease, the lease is assessed for classification as either an operating or finance lease at the lease commencement date, defined as the date on which the leased asset is made available for use by the Company, based on the economic characteristics of the lease. For each lease with a term greater than twelve months, the Company records a right-of-use asset and lease liability.

A right-of-use asset represents the economic benefit conveyed to the Company by the right to use the underlying asset over the lease term. A lease liability represents the obligation to make lease payments arising from the lease. The Company records amortization of operating right-of-use assets and accretion of lease liabilities as a single lease cost on a straight-line basis over the lease term. The Company elected the practical expedient to not separate lease and non-lease components and therefore measures each lease payment as the total of the fixed lease and associated non-lease components. Lease liabilities are measured at the lease commencement date and calculated as the present value of the future lease payments in the contract using the rate implicit in the contract, when available. If an implicit rate is not readily determinable, the Company uses its incremental borrowing rate measured as the rate at which the Company could borrow, on a fully collateralized basis, a commensurate loan in the same currency over a period consistent with the lease term at the commencement date. Right-of-use assets are measured as the lease liability plus initial direct costs and prepaid lease payments, less lease incentives granted by the lessor. The lease term is measured as the noncancelable period in the contract, adjusted for any options to extend or terminate when it is reasonably certain the Company will extend the lease term via such options based on an assessment of economic factors present as of the lease commencement date. The Company elected the practical expedient to not recognize leases with a lease term of twelve months or less.

The Company assesses its right-of-use assets for impairment consistent with the assessment performed for long-lived assets used in operations. If an impairment is recognized on operating lease right-of-use assets, the lease liability continues to be recognized using the same effective interest method as before the impairment and the operating lease right-of-use asset is amortized over the remaining term of the lease on a straight-line basis.

The Company’s operating leases are presented in the condensed consolidated balance sheet as operating lease right-of-use assets, classified as noncurrent assets, and operating lease liabilities, classified as current and noncurrent liabilities based on the discounted lease payments to be made within the proceeding twelve months. Variable costs associated with a lease, such as maintenance and utilities, are not included in the measurement of the lease liabilities and right-of-use assets but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. For the three months ended March 31, 2021, unrealized gains and losses on investments are included in other comprehensive income (loss) as a component of shareholders’ equity (deficit) until realized.  There was no difference between net loss and comprehensive loss for the three months ended March 31, 2020.

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

The Company’s convertible preferred shares contractually entitle the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common shareholders, such losses are not allocated to such participating securities. In periods in which the Company reported a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common shareholders for the three months ended March 31, 2021 and 2020.

Recently Adopted Accounting Pronouncements

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

The Company early adopted the new leasing standard effective January 1, 2021, using the alternative modified retrospective transition approach applied to leases existing as of January 1, 2021. As a result, prior periods are presented in accordance with the previous guidance in ASC 840. The Company has elected to apply the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or the capitalization of initial direct costs for any existing leases. Additionally, the Company has elected not to separate lease and non-lease components and not to recognize leases with an initial term of twelve months or less.

The cumulative effect of the adoption of ASC 842 on the Company’s consolidated balance sheets as of January 1, 2021 was as follows (in thousands):

	Balance as of	Impact of	Balance as of
	December 31, 2020	Adoption	January 1, 2021
Prepaid expenses and other current assets	$5,340	$(26)	$5,314
Operating lease right-of-use assets	$—	$5,664	$5,664
Total assets	$310,676	$5,638	$316,314
Operating lease liabilities	$—	$959	$959
Deferred rent, net of current portion	$11	$(11)	$—
Operating lease liabilities, net of current portion	$—	$4,690	$4,690
Total liabilities	$16,163	$5,638	$21,801

The adoption of ASC 842 did not have a material impact on the Company’s condensed consolidated statements of operations and comprehensive loss, statements of non-controlling interest, convertible preferred shares and shareholders’ equity (deficit) or statements of cash flows as of January 1, 2021.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for the Company for interim and annual periods beginning after December 15, 2022, with early adoption permitted. We adopted ASU 2019-12 effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on our condensed consolidated financial statements.

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

Strategic Collaboration Agreement with AstraZeneca UK Limited

On October 30, 2020, the Company and AstraZeneca entered into the AstraZeneca Agreement pursuant to which the Company and AstraZeneca will work to jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer globally by leveraging the Company’s Targeted Alpha Therapies, or TATs, platform and expertise in radiopharmaceuticals with AstraZeneca’s leading portfolio of antibodies and cancer therapeutics, including DNA damage response inhibitors (“DDRis”). Each party retains full ownership over its existing assets.

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

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense.  For the three months ended March 31, 2021, the Company incurred $0.1 million in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $0.1 million in amounts due from AstraZeneca for reimbursement of shared costs.

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

The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved, or other changes in circumstances occur, adjust its estimate of the transaction price if necessary. As of March 31, 2021, the Company has recorded the upfront fee as a contract liability for deferred revenue in its condensed consolidated balance sheet as it had yet to provide any services under the AstraZeneca Agreement.  The current portion of deferred revenue and deferred revenue, net of current portion, are $1.0 million and $4.0 million as of March 31, 2021, respectively, which reflects the Company’s estimate of the revenue it expects to recognize within the next 12 months and beyond 12 months, respectively.  The Company expects to recognize the revenue associated with the AstraZeneca Agreement in subsequent periods through the year ending December 31, 2024.

4.	Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements as of March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$14,889	$—	$—	$14,889
Canadian Government agencies	—	1,194	—	1,194
Investments:
Commercial paper	—	39,977	—	39,977
Corporate bonds	—	32,761	—	32,761
Municipal bonds	—	10,595	—	10,595
Canadian Government agencies	—	11,959	—	11,959
U.S. Government agencies	—	141,855	—	141,855
	$14,889	$238,341	$—	$253,230

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$19,277	$—	$—	$19,277
Commercial paper	—	1,000	—	1,000
Corporate bonds	—	950	—	950
Canadian Government agencies	—	2,347	—	2,347
Investments:
Commercial paper	—	34,471	—	34,471
Corporate bonds	—	26,857	—	26,857
Municipal bonds	—	1,090	—	1,090
Canadian Government agencies	—	9,457	—	9,457
U.S. Government agencies	—	137,089	—	137,089
	$19,277	$213,261	$—	$232,538

During the three months ended March 31, 2021 and the year ended December 31, 2020, there were no transfers between Level 1, Level 2 and Level 3.

5.	Investments

Investments consisted of the following (in thousands):

	March 31, 2021
	Amortized Cost	Fair Value
Due within one year or less	$185,922	$186,150
Due after one year through three years	50,959	50,997
	$236,881	$237,147

	December 31, 2020
	Amortized Cost	Fair Value
Due within one year or less	$131,857	$131,882
Due after one year through three years	77,063	77,082
	$208,920	$208,964

As of March 31, 2021, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$39,975	$3	$(1)	$39,977	$39,977	$—
Corporate bonds	32,718	60	(17)	32,761	22,816	9,945
Municipal bonds	10,596	—	(1)	10,595	6,839	3,756
Canadian Government agencies	11,745	214	—	11,959	9,729	2,230
U.S. Government agencies	141,847	17	(9)	141,855	106,789	35,066
	$236,881	$294	$(28)	$237,147	$186,150	$50,997

As of December 31, 2020, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$34,474	$1	$(4)	$34,471	$34,471	$—
Corporate bonds	26,855	22	(20)	26,857	9,446	17,411
Municipal bonds	1,090	—	—	1,090	1,090	—
Canadian Government agencies	9,405	52	—	9,457	6,154	3,303
U.S. Government agencies	137,096	8	(15)	137,089	80,721	56,368
	$208,920	$83	$(39)	$208,964	$131,882	$77,082

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid manufacturing costs	$3,208	$1,606
Prepaid insurance	1,030	2,067
Prepaid software subscriptions	271	146
Interest receivable	548	504
Canadian harmonized sales tax receivable	431	290
Other	478	727
	$5,966	$5,340

7.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued employee compensation and benefits	$1,529	$2,551
Accrued external research and development expenses	1,699	1,037
Accrued professional and consulting fees	788	1,023
Other	174	48
	$4,190	$4,659

8.	Equity

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

As of March 31, 2021, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue unlimited common shares, each with no par value per share.

Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through March 31, 2021, no cash dividends had been declared or paid by the Company.

Convertible Preferred Shares

Prior to the IPO, the Company issued Class A convertible preferred shares (the “Class A preferred shares”) and Class B convertible preferred shares (the “Class B preferred shares” and, together with the Class A preferred shares, the “Preferred Shares”). As of December 31, 2020, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue an aggregate of 132,207,290 Preferred Shares, respectively, each with no par value per share.

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

The rights and preferences of the Class B preferred shares sold under the Additional Class B Closing were the same as the rights and preferences of the Class B preferred shares issued and sold by the Company in March 2019. Accordingly, under the terms of the Amended Class B Subscription Agreement, upon the earlier occurrence of a specified development or specified regulatory milestone, CPP was obligated to purchase an additional 6,598,917 Class B preferred shares at a price of $1.5154 per share. The Company concluded that these rights or obligations of CPP to participate in the Milestone Financing of Class B preferred shares met the definition of a freestanding financial instrument that was required to be recorded as a liability at fair value as (i) the instruments are legally detachable and separately exercisable from the Class B preferred shares and (ii) the rights will require the Company to transfer assets upon future closings of the Class B preferred shares.

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

The Class B preferred share tranche right liability was settled in connection with the achievement of the regulatory milestone associated with the Class B preferred share tranche right. Specifically, the fair value of the Class B preferred share tranche right liability was remeasured for the last time as of the Milestone Financing closing date, resulting in the Company recognizing a loss in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020 of $32.7 million for the change in the fair value of the tranche right liability between December 31, 2019 and June 2, 2020. Immediately thereafter, the balance of the Class B preferred share tranche right liability of $39.6 million was reclassified to Class B convertible preferred shares in an amount of $35.3 million and to non-controlling interest in Fusion Pharmaceuticals (Ireland) Limited in an amount of $4.3 million on the consolidated balance sheet. For the three months ended March 31, 2020, the Company recognized a loss of $1.1 million in the condensed consolidated statement of operations and comprehensive loss for the change in the fair value of the tranche right liability.

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

The issuance of the Preferred Share Warrants was treated as a deemed dividend to existing preferred shareholders for purposes of the Company’s calculation of net loss per share attributable to common shareholders, and, as such, the aggregate value of the dividend to existing preferred shareholders was deducted from the Company’s net loss when computing net loss per share attributable to common shareholders (see Note 12). The Company remeasures the fair value of the liability associated with the Preferred Share Warrants at each reporting date and records any adjustments as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Upon the closing of the IPO, the warrants to purchase 3,126,391 of its convertible preferred shares and warrants to purchase 873,609 preferred exchangeable shares of the Company’s Irish subsidiary were converted into warrants to purchase 749,197 shares of the Company’s common shares at an exercise price of $8.10 per share. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to shareholders’ equity (deficit) as the warrants qualify for equity classification.  For the three months ended March 31, 2020, the Company recognized a loss of $0.3 million as a component of other income (expense) in the condensed consolidated statement of operations and comprehensive loss to reflect an increase in fair value of the Preferred Share Warrant.

On August 17, 2020, a holder of common share warrants exercised 97,381 common share warrants through a cashless exercise and the Company issued 38,340 common shares with the remaining 59,041 warrants being cancelled to settle the exercise price.  As of March 31, 2021, 651,816 common share warrants remained outstanding.

9.	Share-based Compensation

2020 Stock Option and Incentive Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on June 24, 2020. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 4,273,350, which was cumulatively increased on January 1, 2021 and shall be cumulatively increased each January 1 thereafter by 4% of the number of the Company’s common shares outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee of the board of directors. The common shares underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares, expire or are otherwise terminated (other than by exercise) under the 2020 Plan and the 2017 Plan will be added back to the common shares available for issuance under the 2020 Plan. The total number of common shares reserved for issuance under the 2020 Plan was 6,101,438 shares as of March 31, 2021.

As of March 31, 2021, 2,959,930 shares, remained available for future grant under the 2020 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2017 Equity Incentive Plan

The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) provides for the Company to grant incentive stock options or nonqualified stock options, restricted share awards and restricted share units to employees, officers, directors and non-employee consultants of the Company.

As of March 31, 2021 and December 31, 2020, no shares remained available for future grant under the 2017 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2020 Employee Share Purchase Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Employee Share Purchase Plan (the “ESPP”), which became effective on June 24, 2020. A total of 450,169 common shares were reserved for issuance under this plan. In addition, the number of common shares that may be issued under the ESPP was automatically increased on January 1, 2021 and shall be automatically increased each January 1 thereafter by the lesser of (i) 900,338 common shares, (ii) 1% of the number of the Company’s common shares outstanding on the immediately preceding December 31 and (iii) such lesser number of shares as determined by the Company’s compensation committee of the board of directors. The total number of common shares reserved for issuance under the ESPP was 867,427 shares as of March 31, 2021.

As of March 31, 2021, no shares were issued under the ESPP.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.66%	1.16%
Expected term (in years)	6.2	6.0
Expected volatility	66.8%	63.9%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	5,607,244	$6.45	8.2	$36,628
Granted	1,379,350	11.88
Exercised	(119,384)	1.08
Forfeited/cancelled	(20,961)	6.47
Outstanding as of March 31, 2021	6,846,249	$7.64	8.5	$31,397
Vested and expected to vest as of March 31, 2021	6,709,649	$7.55	8.4	$31,397
Options exercisable as of March 31, 2021	2,309,962	$1.97	7.0	$20,472

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those options that had exercise prices lower than the fair value of the Company’s common shares. The intrinsic value for stock options exercised during the three months ended March 31, 2021 was $1.3 million. There were no stock options exercised during the three months ended March 31, 2020. The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2021 and 2020 was $7.13 and $2.10 per share, respectively.

Share-based Compensation

Share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expenses	$573	$73
General and administrative expenses	1,145	285
	$1,718	$358

As of March 31, 2021, total unrecognized share-based compensation expense related to unvested share-based awards was $24.4 million, which is expected to be recognized over a weighted-average period of 3.1 years. Additionally, as of March 31, 2021, the Company has unrecognized share-based compensation expense related to unvested stock options with performance-based vesting conditions for which performance has not been deemed probable of $1.0 million.

10.	License Agreements and Asset Acquisitions

License Agreement with the Centre for Probe Development and Commercialization Inc.

In November 2015, the Company entered into a license agreement with the Centre for Probe Development and Commercialization Inc. (“CPDC”), a related party (see Note 15) (the “CPDC Agreement”). Under the agreement, the Company was granted an exclusive, sublicensable, nontransferable, worldwide license under CPDC’s patent rights related to CPDC’s radiopharmaceutical linker technology to develop, market, make, use and sell certain products for all disease indications and uses in humans, whether diagnostic or therapeutic. The Company has the right to grant sublicenses of its rights. The CPDC Agreement was amended in 2017; however, there were no material changes to the terms of the CPDC Agreement. Also in 2017, the Company entered into a second license agreement with CPDC, under which the Company was granted an exclusive, sublicensable, worldwide license under CPDC’s patent rights related to certain CPDC radiopharmaceutical linker technology to develop, market, make, use and sell certain products for all disease indications and uses in humans. The Company has the right to grant sublicenses of its rights.

The Company has no obligations under any of the agreements with CPDC to make any milestone payments or to pay any royalties or annual maintenance fees to CPDC.

During the three months ended March 31, 2021 and 2020, the Company did not make any payments to CPDC or recognize any research and development expenses under the license agreements with CPDC.

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

During the three months ended March 31, 2021 and 2020, the Company did not make any payments to ImmunoGen or recognize any research and development expenses under the ImmunoGen Agreement.

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

During the three months ended March 31, 2021 and 2020, the Company did not make any payments to MediaPharma or recognize any research and development expenses under the MediaPharma Agreement.

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

In connection with the asset acquisition, the Company paid an upfront fee of $1.0 million to Rainier and recognized this amount as research and development expense in the condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2020, as the IPR&D acquired had no alternative future use as of the acquisition date.

Unless the Rainier Agreement is terminated pursuant to its terms, which termination initially could not occur later than eight months following the Closing (the “Outside Date”), the Company is obligated to pay Rainier an additional amount of $3.5 million and to issue 313,359 of the Company’s non-voting common shares on the Outside Date. If the Rainier Agreement is not terminated by the Outside Date, the Company is also obligated to make aggregate milestone payments to Rainier of up to $22.5 million and to issue up to 156,679 of the Company’s non-voting common shares upon the achievement of specified development and regulatory milestones and of up to $42.0 million upon the achievement of specified sales milestones.

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

The Rainier Agreement may be terminated at any time prior to the Outside Date upon 30 days’ notice by the Company to Rainier or upon the mutual written consent of both parties. If the agreement is terminated prior to the Outside Date, the Company’s future payment obligations become void and the Company will cease to have any rights to the antibody or the Genentech License Agreement (as defined below). On October 8, 2020, the Company and Rainier entered into a first amendment to the Rainier Agreement (the “First Amended Rainier Agreement”) to extend certain terms of the Rainier Agreement. Specifically, the Outside Date was amended such that termination may not occur later than eleven months following the Closing, or February 10, 2021 (the “Revised Outside Date”). On February 8, 2021, the Company and Rainier entered into a second amendment to the Amended Rainier Agreement, as amended (the “Second Amended Rainier Agreement”). Pursuant to the Second Amended Rainier Agreement, the Outside Date was further amended such that termination may not occur later than July 1, 2021, and such amendment was made in consideration for early payment of the additional $3.5 million owed to Rainier which the Company paid and recorded as research and development expense during the three months ended March 31, 2021. The Company remains obligated to issue an aggregate of 313,359 of its common shares to Rainier under the Rainier Agreement, as amended, unless terminated by the Outside Date.

During the three months ended March 31, 2020, the Company paid an upfront fee of $1.0 million to Rainier and recognized this as an expense as noted above.

In connection with the Rainier Agreement, in March 2020, the Company was assigned all of Rainier’s rights and obligations under an exclusive license agreement between BioClin Therapeutics, Inc. and Genentech, Inc. (“Genentech”) (the “Genentech License Agreement”). Pursuant to the Genentech License Agreement, the Company has an exclusive, worldwide, sublicensable license to make, use, research, develop, sell and import certain intellectual property and technology of Genentech relating to a specified antibody and any mutant antibody thereof (the “Licensed Antibodies”), including any products that contain a Licensed Antibody as an active ingredient (the “Products”), for all human uses.

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

During the three months ended March 31, 2021 and 2020, the Company did not make any payments to Genentech or recognize any research and development expenses under the Genentech License Agreement.

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

During the three months ended March 31, 2021, the Company did not make any payments to Yumab or recognize any research and development expenses under the Yumab Agreement.

Collaboration Agreement and Supply Agreement with TRIUMF Innovations, Inc.

On December 10, 2020, the Company entered into a Collaboration Agreement and Supply Agreement with TRIUMF Innovations Inc. and TRIUMF JV (collectively, “the TRIUMF entities”) for the development, production and supply of actinium-225 to the Company.  Under the Collaboration Agreement, the Company is obligated to pay the TRIUMF entities an aggregate of $5.0 million CAD upon the achievement of certain milestones.  The parties may also negotiate for a second phase of the collaboration whereby the Company would make an additional financial investment for the future development, manufacture and supply of actinium-225.

As of December 31, 2020, the TRIUMF entities had achieved certain milestones totaling $3.0 million CAD (equivalent to $2.3 million at the time of payment) which was paid during the three months ended March 31, 2021 and is being amortized as research and development expense over the period of performance by the TRIUMF entities. During the three months ended March 31, 2021, the Company recognized the amortization of $0.4 million as research and development expense. The Company recorded the remaining $1.9 million of these milestone payments in prepaid expenses and other current assets as of March 31, 2021 based on its estimate of costs to be incurred over the 12 months following the balance sheet date.

11.	Income Taxes

The Company is domiciled in Canada and is primarily subject to taxation in that country. During the three months ended March 31, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in Canada and Ireland in each period due to its uncertainty of realizing a benefit from those items. During the three months ended March 31, 2021, the Company recorded a tax benefit of less than $0.1 million related to discrete share-based compensation items arising within the quarter, partially offset by income tax obligations of its operating company in the U.S., which typically generates a profit for tax purposes. During the three months ended March 31, 2020, the Company recorded a tax provision of $0.1 million primarily related to income tax obligations of its operating company in the U.S.

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the three months ended March 31, 2021 and 2020, the Company excluded Canada and Ireland from the calculation of the AETR as the Company anticipates an ordinary loss in these jurisdictions for which no tax benefit can be recognized.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses in Canada and Ireland, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its Canadian and Irish deferred tax assets. As a result, as of March 31, 2021 and December 31, 2020, the Company has recorded a full valuation allowance against its net deferred tax assets in Canada. As a result of the decision to liquidate the Irish entity, the Irish deferred tax assets were reduced to zero as of March 31, 2021 and December 31, 2020.

12.	Net Loss per Share

Net Loss per Share Attributable to Common Shareholders

Basic and diluted net loss per share attributable to common shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(17,529)	$(10,222)
Dividends paid to preferred shareholders in the form of warrants issued	—	(1,382)
Net loss attributable to common shareholders	$(17,529)	$(11,604)
Denominator:
Weighted-average common shares outstanding—basic and diluted	41,784,269	1,929,555
Net loss per share attributable to common shareholders —basic and diluted	$(0.42)	$(6.01)

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

	Three Months Ended March 31,
	2021	2020
Options to purchase common shares	6,846,249	3,912,178
Convertible preferred shares (as converted to common shares)	—	14,932,496
Preferred exchangeable shares (as converted to convertible preferred shares and then to common shares)	—	4,577,106
Warrants to purchase common shares	651,816	749,197
	7,498,065	24,170,977

13.	Leases

In January 2018, the Company entered into an operating lease for office space in Boston, Massachusetts, which was to expire in July 2023 with no renewal options. In July 2020, the Company paid $0.1 million to terminate this lease, effective immediately.

In August 2018, the Company entered into an operating lease for office space in Hamilton, Ontario. This lease was amended in September 2020 (“New Lease Commencement Date”) and expires in August 2030 with a termination option upon twelve months written notice any time after the fifth anniversary of the New Lease Commencement Date.  If the termination option is not exercised, the Company may exercise a renewal option to extend the term for an additional five-year period to August 2035. As the Company is not reasonably certain to extend the lease beyond the allowable termination date, the lease term was determined to end in August of 2026 for the purposes of measuring this lease.

In October 2019, the Company entered into an operating lease for office space in Boston, Massachusetts, which expires February 2026 and has no renewal options. In connection with entering into the original lease agreement, the Company issued a letter of credit of $1.5 million for the benefit of the landlord. As of March 31, 2021, $0.3 million and $1.2 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2020, the entire underlying cash balance collateralizing this letter of credit was classified as restricted cash, non-current, on the Company’s condensed consolidated balance sheets.

On March 16, 2021, the Company entered into an amendment to expand the area under lease (“Expansion Premises”) and extend the term of the premises currently under lease (“Original Premises”) to align with the lease end date for the Expansion Premises. The additional rent for the Expansion Premises was determined to be commensurate with the additional right-of-use and is accounted for as a new operating lease that was recognized on the Company’s balance sheet as of March 31, 2021 since the Company was able to access the Expansion Premises. The Company expects to make certain improvements to the Expansion Premises, for which the landlord will provide the Company an allowance of up to $0.2 million. The Company currently expects the rent for the Expansion Space to commence on January 1, 2022, approximately three months after the Company’s work is estimated to be complete. The Company currently expects the lease end date for the Original Premises and the Expansion Premises lease to be April 30, 2027, with no option to extend the lease term. The lease modification for the extension of the Original Premises and the recognition of the Expansion Premises resulted in increases to the Company’s right-of-use asset balance, which was obtained in exchange for operating lease liabilities, of $0.9 million and $1.2 million, respectively.

The components of operating lease cost, which are included within operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):

Three Months Ended March 31,
2021
Operating lease cost	$300
Variable lease cost	—
Total lease cost	$300

The following table summarizes supplemental information for the Company’s operating leases:

As of March 31,
2021
Weighted-average remaining lease term (in years)	6.0
Weighted average discount rate	4.9%
Cash paid for amounts included in the measurement of lease liabilities	$280

As of March 31, 2021, the future maturities of operating lease liabilities are as follows (in thousands):

Year Ending December 31,
2021 (nine months)	$868
2022	1,429
2023	1,466
2024	1,502
2025	1,538
Thereafter	1,895
Total lease payments	$8,698
Less: imputed interest	(1,180)
Total lease liabilities	$7,518

In accordance with ASC 840, rent expense was $0.1 million for the three months ended March 31, 2020.

Future minimum lease payments due under operating leases as of December 31, 2020 were as follows (in thousands):

Year Ending December 31,
2021	$1,127
2022	1,158
2023	1,190
2024	1,221
2025	1,253
Thereafter	361
Total	$6,310

14.	Commitments and Contingencies

Manufacturing Commitments

In January 2019, and as amended in September 2020, the Company entered into an agreement with CPDC, a related party (see Note 15), to manufacture clinical trial materials. As of March 31, 2021, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.4 million over the following twelve months.

In May 2019, the Company entered into an agreement with a third-party contract manufacturing organization to manufacture clinical trial materials. As of March 31, 2021, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.8 million over the following twelve months.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2021 or December 31, 2020.

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

15.	Related Party Transactions

The Company’s chief executive officer, founder and member of the board of directors, John Valliant, Ph.D., is a member of the board of directors at CPDC.

The Company has entered into license agreements with CPDC (see Note 10). In addition, the Company has entered into a Master Services Agreement and a Supply Agreement with CPDC, under which CPDC provides services to the Company related to preclinical and manufacturing services, administrative support services and access to laboratory facilities. In connection with the Supply Agreement, the Company is obligated to pay CPDC an amount of $0.2 million per quarter, or $0.8 million in the aggregate per year, plus fees for materials, packaging and distribution of products supplied to the Company, unless the agreement is terminated by the Company. The Company recognized expenses in connection with the services performed under the Master Services Agreement and the Supply Agreement in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expenses	$317	$403
General and administrative expenses	16	14
	$333	$417

During the three months ended March 31, 2021 and 2020, the Company made payments to CPDC in connection with the services described above of $0.6 million and $0.4 million, respectively. Amounts due to CPDC by the Company in connection with the services described above totaled less than $0.1 million and $0.3 million as of March 31, 2021 and December 31, 2020, respectively, which amounts were included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

In addition to costs incurred in connection with the services described above, the Company also reimbursed CPDC for purchases on the Company’s behalf from parties with which the Company did not have an account. During the three months ended March 31, 2021 and 2020, the Company made payments to CPDC of $0.1 million for reimbursement of these pass-through costs.

16.	Geographical Information

The Company has operating companies in the United States and Canada and a non-operating company in Ireland. Information about the Company’s long-lived assets, consisting solely of property and equipment, net, by geographic region was as follows (in thousands):

	March 31, 2021	December 31, 2020
United States	$92	$103
Canada	2,467	1,864
	$2,559	$1,967

17.	Subsequent Events

Asset Acquisition from Ipsen Pharma SAS

On March 1, 2021, the Company and Ipsen Pharma SAS (“Ipsen”), announced that the parties had entered into an asset purchase agreement (the “Ipsen Agreement”) whereby the Company will acquire Ipsen’s intellectual property and assets related to IPN-1087, a small molecule targeting neurotensin receptor 1 (“NTSR1”), a protein expressed on multiple solid tumor types.  The Company intends to combine its expertise and proprietary TAT platform with IPN-1087 to create an alpha-emitting radiopharmaceutical targeting solid tumors expressing NTSR1. The Company and Ipsen submitted a pre-merger notification and report form with the United States Federal Trade Commission and the Antitrust Division of the United States Department of Justice in accordance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The acquisition closed after completion of this anti-trust review on April 1, 2021.

Upon closing of the Ipsen Agreement, the Company issued 600,000 common shares under a share purchase agreement which was entered into concurrently and paid €0.6 million ($0.8 million at the date of payment) to Ipsen. Such common shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.  The Company is also obligated to pay Ipsen up to an additional €67.5 million upon the achievement of certain development and regulatory milestones; low single digit royalties on potential future net sales; and up to €350.0 million in net sales milestones, in each case, relating to products covered by the asset purchase agreement.  The Company is responsible for paying to a third-party licensor up to a total of €70.0 million in development milestones for up to three indications and mid to low double-digit royalties on potential future net sales of products covered by the license agreement.

The Ipsen Agreement includes a royalty step down whereby royalties owed to Ipsen will be reduced by certain percentages not to exceed 50%, in the aggregate, of the royalty owed under certain circumstances relating to loss of patent exclusivity, loss of regulatory exclusivity or generics entering a market. Under the asset purchase agreement Ipsen has agreed not to develop a molecule that targets NTSR1 and combines at least one NTSR1 binding moiety and a radionuclide or cytotoxic agent until the earlier of (i) the seventh anniversary of the closing date or (ii) the date of data base lock after completion of the first phase 3 clinical trial for IPN-1087.  Ipsen is expected to provide us with transition services for up to eighteen (18) months following closing for a set number of hours per month at a fixed hourly rate.

The Company is currently evaluating the accounting treatment for the Ipsen Agreement.

Agreement with Merck & Co.

On May 5, 2021, the Company entered into an agreement with two subsidiaries of Merck & Co. (“Merck”). Pursuant to the agreement, Merck will provide to the Company, at no cost, its anti-PD-1 (programmed death receptor-1) therapy, KEYTRUDA® (pembrolizumab) to evaluate in combination with the Company’s lead candidate, FPI-1434. The planned Phase 1 combination trial will evaluate safety, tolerability and pharmacokinetics of FPI-1434 in combination with pembrolizumab and is expected to initiate approximately six to nine months after achieving the recommended Phase 2 dose in the ongoing Phase 1 study of FPI-1434 monotherapy. Under the agreement, the Company will sponsor, fund and conduct the combination trial in accordance with an agreed-upon protocol and Merck agreed to manufacture and supply its compound, at its cost and for no charge to the Company, for use in the clinical trial.

As of March 31, 2021, the Company had not incurred any costs in connection with this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing in Part I, Item I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed on March 25, 2021 with the U.S. Securities and Exchange Commission, or the SEC.

Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, particularly including those risks identified in Part II, Item 1A “Risk Factors” and our other filings with the SEC.

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

Overview

We are a clinical-stage oncology company focused on developing next-generation radiopharmaceuticals as precision medicines. We have developed our Targeted Alpha Therapies, or TAT, platform together with our proprietary Fast-Clear linker technology to enable us to connect alpha particle emitting isotopes to various targeting molecules in order to selectively deliver the alpha particle payloads to tumors. Our TAT platform is underpinned by our research and insights into the underlying biology of alpha emitting radiopharmaceuticals as well as our differentiated capabilities in target identification, candidate generation, manufacturing and supply chain and development of imaging diagnostics. We believe that our TATs have the potential to build on the successes of currently available radiopharmaceuticals and be broadly applicable across multiple targets and tumor types.

Our lead product candidate, FPI-1434, utilizes our Fast-Clear linker to connect a humanized monoclonal antibody that targets the insulin-like growth factor 1 receptor, or IGF-1R, with the alpha emitting isotope actinium-225, or 225Ac. IGF-1R is a well-established tumor target that is found on numerous types of cancer cells, but historical attempts to suppress tumors by inhibiting the IGF-1R signaling pathway have been unsuccessful in the clinic. For FPI-1434, we have designed the product candidate to rely on the IGF-1R antibody only as a way to identify and deliver our alpha emitting payload to the tumor, and the mechanism of action does not depend on the IGF-1R signaling pathway to kill the tumor. We are currently conducting a Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R and convened a Safety Review Committee, or SRC, meeting in the third quarter of 2020 to evaluate the safety and tolerability of the third dose escalation cohort of 40kBq/kg administered as a single dose. The available safety, dosimetry, pharmacokinetic and biodistribution data from the single dose escalation portion of the study provided justification for the initiation of FPI-1434 multi-dosing at 75kBq/kg and the SRC made the recommendation to proceed with dose escalation to 75kBq/kg administered as repeat doses. We dosed the first patient in the multi-dose escalation portion of the study in the fourth quarter of 2020. We anticipate reporting Phase 1 multiple-dose safety and imaging data, and the recommended Phase 2 dose/schedule, in the first half of 2022. In preclinical studies, FPI-1434 has been evaluated in combination with approved checkpoint inhibitors and DNA damage response inhibitors, or DDRis. As such, we believe that the synergies observed with either class of agent could expand the addressable patient populations for FPI-1434 and allow for potential use in earlier lines of treatment. We anticipate initiation of a Phase 1 combination study with FPI-1434 to occur six to nine months following determination of the recommended Phase 2 dose of FPI-1434 monotherapy. In addition, we are progressing our earlier-stage product candidate, FPI-1966, into clinical development, and expect to submit an investigational new drug application, or IND, for FPI-1966 for the treatment of head and neck and bladder cancers expressing fibroblast growth factor receptor 3, or FGFR3, in the second quarter of 2021.

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

On April 1, 2021, we entered into an asset purchase agreement with Ipsen Pharma SAS, or Ipsen, to acquire Ipsen's intellectual property and assets related to IPN-1087. IPN-1087 is a small molecule targeting neurotensin receptor 1, or NTSR1, a protein expressed on multiple solid tumor types. We intend to combine our expertise and proprietary TAT platform with IPN-1087 to create an alpha-emitting radiopharmaceutical, FPI-2059, targeting solid tumors expressing NTSR1. We expect to submit an IND for FPI-2059 in the first half of 2022.

Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our Company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from any sources, including product sales. On June 30, 2020, we completed our initial public offering, or IPO, of our common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs.  Prior to our IPO, we have funded our operations to date primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). Through March 31, 2021, we had received net proceeds of $364.2 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares).

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $17.5 million and $10.2 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $130.7 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of March 31, 2021, we had cash, cash equivalents and investments of $278.2 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through the end of 2023.

Impact of the COVID-19 Pandemic

We are closely monitoring how the spread of COVID-19 is affecting our employees, business, preclinical studies and clinical trials. In response to the COVID-19 pandemic, most of our employees have transitioned to working remotely and travel has been restricted. While we have commenced dosing in the multi-dosing portion of the Phase 1 clinical trial of FPI-1434, the Company has experienced moderate delays in patient recruitment and enrollment as a result of the COVID-19 pandemic. We are unable to predict how the COVID-19 pandemic may affect our ability to successfully progress this or any other clinical programs in the future. At this time, there is significant uncertainty relating to the future trajectory of the pandemic and whether it may cause further delays in patient study recruitment. The impact of related responses and disruptions caused by the COVID-19 pandemic may result in further difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States, Canada and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States, Canada and other countries to contain and treat the disease.

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

Through March 31, 2021, we had yet to provide any services under the AstraZeneca Agreement and have not recognized any revenue in our condensed consolidated statement of operations and comprehensive loss.

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

In connection with the AstraZeneca Agreement, we and AstraZeneca are both active participants in the research and development activities of the collaboration and we are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement with respect to the novel TATs program, or the Novel TATs Collaboration. As this arrangement falls within the scope of ASC 808, Collaborative Arrangements, or ASC 808, all payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense.  For the three months ended March 31, 2021, we incurred $0.1 million in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $0.1 million in amounts due from AstraZeneca for reimbursement of shared costs.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates and technology platform. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with our continued growth as a public company.

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

Refundable Investment Tax Credits

Refundable investment tax credits consist of payments from the Canadian government for our scientific research and experimental development expenditures. We recognize such refundable investment tax credits in the year that the qualifying expenditures are made, provided that there is reasonable assurance of recoverability, based on our estimates of amounts expected to be recovered. We do not expect to qualify for refundable investment tax credits from the Canadian government for the three months ended March 31, 2021 and for future periods.

Other Income (Expense), Net

Other income (expense), net primarily consists of foreign currency transaction gains and losses as well as miscellaneous income and expense unrelated to our core operations.

Income Taxes

We are domiciled in Canada and are primarily subject to taxation in that country. Since our inception, we have recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year by our operations in Canada and Ireland due to our uncertainty of realizing a benefit from those items. As of December 31, 2020, we had $46.2 million of Canadian net operating loss carryforwards that begin to expire in 2035. We have recorded a full valuation allowance against our Canadian net deferred tax assets at each balance sheet date. As a result of the decision to liquidate the Irish entity, the Irish deferred tax assets were reduced to zero as of December 31, 2020.

We have recorded an insignificant amount of income tax provisions or benefits in each period, which generally relate to income tax obligations of our operating company in Canada and our operating company in the U.S., which typically generates a profit for tax purposes.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
		(in thousands)
Operating expenses:
Research and development	$10,716	$4,377	$6,339
General and administrative	6,964	4,327	2,637
Total operating expenses	17,680	8,704	8,976
Loss from operations	(17,680)	(8,704)	(8,976)
Other income (expense):
Change in fair value of preferred share tranche right liability	—	(1,118)	1,118
Change in fair value of preferred share warrant liability	—	(334)	334
Interest income (expense), net	96	147	(51)
Refundable investment tax credits	—	46	(46)
Other income (expense), net	48	(197)	245
Total other income (expense), net	144	(1,456)	1,600
Loss before (provision) benefit for income taxes	(17,536)	(10,160)	(7,376)
Income tax (provision) benefit	7	(62)	69
Net loss	$(17,529)	$(10,222)	$(7,307)

Research and Development Expenses

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$2,533	$1,699	$834
Platform development and unallocated research and development expenses:
TAT platform and Fast-Clear linker technology	5,419	1,520	3,899
Personnel related (including share-based compensation)	2,477	943	1,534
Other	287	215	72
Total research and development expenses	$10,716	$4,377	$6,339

Research and development expenses were $10.7 million for the three months ended March 31, 2021, compared to $4.4 million for the three months ended March 31, 2020. The increase of $6.3 million was primarily due to an increase of $5.5 million in platform development and unallocated research and development costs, described below, as well as an increase of $0.8 million in direct costs related to our FPI-1434 product candidate due to the continued expenditures related to our Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R as well as preclinical research and manufacturing costs.

Platform development and unallocated research and development expenses were $8.2 million for the three months ended March 31, 2021, compared to $2.7 million for the three months ended March 31, 2020. The increase of $5.5 million was due to an increase of $3.9 million in costs related to our TAT platform and Fast-Clear linker technology, an increase of $1.5 million in personnel-related costs and an increase of $0.1 million in other costs. The increase in TAT platform and Fast-Clear linker technology costs was primarily due a net increase in payments of $2.5 million to Rainier Therapeutics, Inc. under the asset acquisition agreement, as amended, which was paid and recorded as research and development expense and an increase in external costs for preclinical studies and activities associated with our advancement of our TAT platform and Fast-Clear linker technology. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for managing our Phase 1 clinical trial of FPI-1434 and for conducting preclinical research. Personnel-related costs for the three months ended March 31, 2021 and 2020 included share-based compensation of $0.6 million and $0.1 million, respectively. The increase in other costs was primarily due to an increase in depreciation expense and facilities-related costs.

General and Administrative Expenses

General and administrative expenses were $7.0 million for the three months ended March 31, 2021, compared to $4.3 million for the three months ended March 31, 2020. The increase of $2.6 million was due to a $1.4 million increase in personnel-related costs and a $1.3 million increase in corporate and other costs offset by a decrease of $0.1 million in professional fees. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our general and administrative functions, including in finance, legal, human resources and business development. Personnel-related costs for the three months ended March 31, 2021 and 2020 included share-based compensation of $1.1 million and $0.3 million, respectively. The increase in corporate and other costs was primarily due to increased general corporate, director and officer insurance and facilities expenses.

Other Income (Expense)

Change in Fair Value of Preferred Share Tranche Right Liability. There was no preferred share tranche right liability recorded as of March 31, 2021. The change in fair value of the preferred share tranche right liability was a loss of $1.1 million for the three months ended March 31, 2020. The loss of $1.1 million for the three months ended March 31, 2020 was primarily due to an increase in the fair value of the underlying preferred shares and an increase in the probability of achieving the specified milestones underlying the preferred share tranche rights, partially offset by a reduction in the remaining estimated time period of achievement of the specified milestones underlying the preferred share tranche rights.

Change in Fair Value of Preferred Share Warrant Liability. There was no preferred share warrant liability recorded as of March 31, 2021. The change in fair value of the preferred share warrant liability was a loss of $0.3 million for the three months ended March 31, 2020, which was primarily due to an increase in the fair value of the underlying Class B preferred shares.

Interest Income (Expense), Net. Interest income (expense), net for the three months ended March 31, 2021 and 2020 was $0.1 million for both periods. Interest income was impacted by lower interest rates for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as well as the recognition of the net accretion of discounts and amortization of premiums on investments for the three months ended March 31, 2021, offset by the increase in our cash, cash equivalents and investments balances.

Refundable Investment Tax Credits. The Company did not recognize any refundable investment tax credits for the three months ended March 31, 2021. Refundable investment tax credits recognized as other income for the three months ended March 31, 2020 totaled less than $0.1 million.

Other Income (Expense), Net. Other income (expense), net was less than $0.1 million for the three months ended March 31, 2021, compared to $(0.2) million for the three months ended March 31, 2020. The net increase of $0.2 million was primarily due to a decrease of $0.1 million in net realized and unrealized foreign exchange losses and $0.1 million in wage subsidies received from the Canadian government during the three months ended March 31, 2021.

Provision for Income Taxes

We recognized an income tax benefit of less than $0.1 million for the three months ended March 31, 2021, compared to income tax expense of $0.1 million for the three months ended March 31, 2020. The benefit for the three months ended March 31, 2021 is related to discrete share-based compensation items arising during the quarter, partially offset by income tax obligations of our operating company in the U.S., which typically generates a profit for tax purposes. The provision for the three months ended March 31, 2020 is primarily related to income tax obligations of our operating company in the U.S.

Liquidity and Capital Resources

Since our inception in 2014, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. On June 30, 2020, we completed our IPO of our common shares and issued and sold 12,500,000 shares of our common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs.  Prior to our IPO, we have funded our operations to date primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). From our inception through March 31, 2021, we had received net proceeds of $364.2 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares).

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(20,596)	$(7,620)
Net cash used in investing activities	(28,998)	(214)
Net cash provided by financing activities	130	9,907
Effect of exchange rate fluctuations on cash and cash equivalents held	17	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(49,447)	$2,073

Operating Activities

During the three months ended March 31, 2021, operating activities used $20.6 million of cash, primarily resulting from our net loss of $17.5 million and net cash used by changes in our operating assets and liabilities of $5.6 million, partially offset by non-cash charges of $2.5 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted of a $2.6 million decrease in income tax payable, a $2.3 million decrease in accounts payable, a $0.7 million increase in prepaid expenses and other current assets, a $0.6 million decrease in accrued expenses and a $0.2 million decrease in operating lease liabilities, partially offset by a $0.8 million decrease in other non-current assets. The decrease in income taxes payable is primarily a result of the payment of $2.6 million in net Irish capital gains tax after the transfer of intellectual property and cash to Canada from Ireland in connection with the planned liquidation of our Irish subsidiary. The decrease in accounts payable and accrued expenses is due to the timing of vendor invoicing and payments. The increase in prepaid expenses and other current assets and decrease in other non-current assets is related to the estimate of costs to be incurred over the next 12 months under our collaboration agreement with TRIUMF offset by the associated amortization. The decrease in operating lease liabilities was primarily due to payment of rent for our leased property.

During the three months ended March 31, 2020, operating activities used $7.6 million of cash, primarily resulting from our net loss of $10.2 million, partially offset by non-cash charges of $2.0 million and net cash provided by changes in our operating assets and liabilities of $0.6 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted of a $0.9 million increase in accounts payable and a $0.1 million increase in income taxes payable, partially offset by a $0.2 million increase in prepaid expenses and other current assets and a $0.1 million decrease in accrued expenses. The increase in accounts payable was primarily due to increases in our research and development expenses and general and administrative expenses due to the growth in our business as well as the timing of vendor invoicing and payments. The increase in prepaid expenses and other current assets was primarily due to prepaid amounts paid to vendors.

Investing Activities

During the three months ended March 31, 2021, net cash used in investing activities was $29.0 million, consisting of purchases of investments of $66.1 million and purchases of property and equipment of $0.6 million, offset by maturities of investments of $37.7 million.

During the three months ended March 31, 2020, net cash used in investing activities was $0.2 million, consisting of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $0.1 million, consisting of proceeds from issuance of common shares upon exercise of stock options.

During the three months ended March 31, 2020, net cash provided by financing activities was $9.9 million, consisting of net proceeds from our issuance of Class B preferred shares and a Class B preferred share tranche right.

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

We believe that our existing cash, cash equivalents and investments as of March 31, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

While our significant accounting policies are described in more detail in Note 2 to our condensed consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

We have not recorded any revenue under collaboration agreements through March 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2021 and December 31, 2020, we had an aggregate cash, cash equivalents, restricted cash and investments balance of $280.1 million and $301.4 million, respectively, which consisted of cash, money market funds, U.S. government agency securities, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority our investments are short-term in nature. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

As of March 31, 2021 and December 31, 2020, we had no debt outstanding and are therefore not subject to interest rate risk related to debt.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. The functional currency of our operating company in Canada, operating company in the U.S. and non-operating company in Ireland is also the U.S. dollar. As a result, we record no cumulative translation adjustments related to translation of unrealized foreign exchange gains or losses.

For the remeasurement of local currencies to the U.S. dollar functional currency of the Canadian and Irish entities, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, and income items and expenses are translated into U.S. dollars at the average exchange rate in effect during the period. Resulting transaction gains (losses) are included in other income (expense), net in the consolidated statements of operations and comprehensive loss, as incurred. During the three months ended March 31, 2021 and 2020, recognized transaction gains and losses were insignificant.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact in our internal controls over financial reporting despite our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls including changes to their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

Other than as set forth below, there have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the annual period ended December 31, 2020. Careful consideration should be given to these risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common shares involves a high degree of risk. If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Our acquisition of Ipsen Pharma SAS exposes us to additional product candidate development risks.

On April 1, 2021, pursuant to an asset purchase agreement with Ipsen Pharma SAS, or Ipsen, we acquired Ipsen’s intellectual property and assets related to IPN1087, a small molecule targeting neurotensin receptor 1. Prior to the acquisition of IPN1087, which we are referring to as FPI-2059, all of the product candidates we were developing were biologics and we have no prior experience with small molecule development. The successful development of small molecule drug candidates face many of the same risks and challenges as biologic product candidates including the following:

•	obtaining the FDA’s or the applicable foreign regulatory agency’s agreement with our trial protocols, trial designs or the interpretation of data from preclinical studies or clinical trial;
•	the ability to demonstrate to the satisfaction of the FDA or similar foreign regulatory authority that such product candidate is safe, potent and pure;
•	our ability to demonstrate that the clinical and other benefits of such product candidate outweigh any safety or other perceived risks;
•	the FDA’s or the applicable foreign regulatory agency’s approval of the manufacturing processes or facilities of third-party manufacturers upon which we rely;
•

the quality of such product candidates or other materials necessary to conduct preclinical studies or clinical trials of our product candidates, including any potential companion diagnostics, may be insufficient or inadequate;

•

the potential for approval policies or regulations of the FDA or similar foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for marketing approval;

•

the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a New Drug Application or other comparable submission in foreign jurisdictions or to obtain approval of our product candidates in the United States or elsewhere;

•	successful patient enrollment in, and completion, of clinical trials;
•	receipt and related terms of marketing approvals from applicable regulatory authorities, including the acceptance of a New Drug Application;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
•	making and maintaining arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies;
•	establishing sales, marketing and distribution capabilities and successfully launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	acceptance, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining third-party coverage and adequate reimbursement; and
•	maintaining a continued acceptable safety profile of our products following regulatory approval.

Any of these factors, many of which are beyond our control, may result in our failing to obtain regulatory approval to market FPI-2059, and any future small molecule drug we may develop, which would significantly harm our business, results of operations and prospects. In addition to these challenges, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors due to our inexperience, as an organization, with small molecule drug development.

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

10.1†**

Asset Purchase Agreement, dated as of March 1, 2021, by and between Ipsen Pharma SAS and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2021 (File No. 001-39344) and incorporate herein by reference)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Previously filed.
†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
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

Fusion Pharmaceuticals Inc.

Date: May 11, 2021	By:	/s/ John Valliant
John Valliant
Chief Executive Officer

Date: May 11, 2021	By:	/s/ John Crowley
John Crowley
Chief Financial Officer