Form 10-Q
period 2021-06-30
Fusion Pharmaceuticals Inc.
filed 2021-08-10
CIK 1805890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, the registrant had 43,019,620 common shares, with no par value per share, outstanding.

i

Summary of Material Risks Associated with Our Business

Our ability to implement our business strategy is subject to numerous risks and uncertainties. This summary does not include all material risks associated with our business and is not a conclusive ranking or prioritization of our risk factors. Further, placement of certain of these risks in the summary section as opposed to others does not constitute guidance that the risk factors included in the summary are the only material risks to consider when considering an investment in our securities. We believe that all risk factors presented in this Quarterly Report on Form 10-Q are important to an understanding of our company and should be given careful consideration. In addition, the summary of company specific risks does not include the appropriate level of detail necessary to fully understand these risks, and the corresponding risk factors that follow provide essential detail and context necessary to fully understand and appreciate these principal risks associated with our business.

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

•

Our preclinical studies and clinical trial may fail to adequately demonstrate the safety, potency and purity, or safety and effectiveness, of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization;

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

•

We are currently in the process of establishing our own manufacturing facility and infrastructure in addition to relying on CDMOs for the manufacture of our product candidates, which will be costly, time-consuming, and which may not be successful;

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$27,615	$90,517
Accounts receivable	121	—
Short-term investments	150,904	131,882
Prepaid expenses and other current assets	5,847	5,340
Restricted cash	669	425
Total current assets	185,156	228,164
Property and equipment, net	2,659	1,967
Deferred tax assets	1,067	653
Restricted cash	1,222	1,466
Long-term investments	81,974	77,082
Operating lease right-of-use assets	7,224	—
Other non-current assets	2,854	1,344
Total assets	$282,156	$310,676
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$685	$3,399
Accrued expenses	5,682	4,659
Income taxes payable	—	2,799
Deferred revenue	1,733	1,000
Operating lease liabilities	1,265	—
Total current liabilities	9,365	11,857
Deferred rent, net of current portion	—	11
Income taxes payable, net of current portion	295	295
Deferred revenue, net of current portion	2,867	4,000
Operating lease liabilities, net of current portion	6,078	—
Total liabilities	18,605	16,163
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common shares, no par value, unlimited shares authorized as of June 30, 2021 and December 31, 2020; 42,621,099 and 41,725,797 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	420,799	407,672
Accumulated other comprehensive income	337	44
Accumulated deficit	(157,585)	(113,203)
Total shareholders’ equity	263,551	294,513
Total liabilities and shareholders’ equity	$282,156	$310,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue	$521	$—	$521	$—
Operating expenses:
Research and development	21,146	3,325	31,862	7,702
General and administrative	6,642	3,988	13,606	8,315
Total operating expenses	27,788	7,313	45,468	16,017
Loss from operations	(27,267)	(7,313)	(44,947)	(16,017)
Other income (expense):
Change in fair value of preferred share tranche right liability	—	(31,604)	—	(32,722)
Change in fair value of preferred share warrant liability	—	(6,065)	—	(6,399)
Interest income (expense), net	97	22	193	169
Refundable investment tax credits	—	52	—	98
Other income (expense), net	331	325	379	128
Total other income (expense), net	428	(37,270)	572	(38,726)
Loss before provision for income taxes	(26,839)	(44,583)	(44,375)	(54,743)
Income tax provision	(14)	(150)	(7)	(212)
Net loss	(26,853)	(44,733)	(44,382)	(54,955)
Unrealized gain on investments	54	—	293	—
Comprehensive loss	(26,799)	(44,733)	(44,089)	(54,955)
Reconciliation of net loss to net loss attributable to common shareholders:
Net loss	(26,853)	(44,733)	(44,382)	(54,955)
Dividends paid to preferred shareholders in the form of warrants issued	—	—	—	(1,382)
Net loss attributable to common shareholders	$(26,853)	$(44,733)	$(44,382)	$(56,337)
Net loss per share attributable to common shareholders—basic and diluted	$(0.63)	$(18.91)	$(1.05)	$(26.23)
Weighted-average common shares outstanding—basic and diluted	42,501,321	2,366,198	42,145,435	2,147,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF NON-CONTROLLING INTEREST, CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Non-Controlling Interest in Fusion Pharmaceuticals (Ireland)	Class A and B Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity
	Limited	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balances at December 31, 2020	$—	—	$—	41,725,797	$—	$407,672	$(113,203)	$44	$294,513
Issuance of common shares upon exercise of stock options	—	—	—	119,384	—	130	—	—	130
Share-based compensation expense	—	—	—	—	—	1,718	—	—	1,718
Unrealized gain on investments	—	—	—	—	—	—	—	239	239
Net loss	—	—	—	—	—	—	(17,529)	—	(17,529)
Balances at March 31, 2021	$—	—	$—	41,845,181	$—	$409,520	$(130,732)	$283	$279,071
Issuance of common shares pursuant to asset purchase agreements	—	—	—	600,000	—	8,924	—	—	8,924
Issuance of common shares upon exercise of stock options	—	—	—	175,918	—	210	—	—	210
Share-based compensation expense	—	—	—	—	—	2,145	—	—	2,145
Unrealized gain on investments	—	—	—	—	—	—	—	54	54
Net loss	—	—	—	—	—	—	(26,853)	—	(26,853)
Balances at June 30, 2021	$—	—	$—	42,621,099	$—	$420,799	$(157,585)	$337	$263,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF NON-CONTROLLING INTEREST, CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY (DEFICIT) – CONTINUED

(In thousands, except share amounts)

(Unaudited)

	Non-Controlling Interest in Fusion Pharmaceuticals (Ireland)	Class A and B Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Limited	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balances at December 31, 2019	$20,961	73,125,790	$71,592	1,929,555	$—	$1,286	$(34,774)	$—	$(33,488)
Issuance of Class B convertible preferred shares and Class B preferred share tranche right, net of issuance costs of $93	—	6,598,917	9,907	—	—	—	—	—	—
Initial fair value of Class B convertible preferred share tranche right liability	—	—	(1,105)	—	—	—	—	—	—
Issuance of warrants to purchase Class B convertible preferred shares and Class B preferred exchangeable shares as a non-cash dividend to preferred shareholders	—	—	—	—	—	(1,286)	(96)	—	(1,382)
Share-based compensation expense	—	—	—	—	—	358	—	—	358
Net loss	—	—	—	—	—	—	(10,222)	—	(10,222)
Balances at March 31, 2020	$20,961	79,724,707	$80,394	1,929,555	$—	$358	$(45,092)	$—	$(44,734)
Issuance of Class B convertible preferred shares and Class B preferred share tranche right, net of issuance costs of $6	—	36,806,039	55,769	—	—	—	—	—	—
Issuance of Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited and Class B preferred share tranche right, net of issuance costs of $2	6,722	—	—	—	—	—	—	—	—
Reclassification of Class B convertible preferred share and preferred exchangeable share tranche right liability upon settlement	4,257	—	35,311	—	—	—	—	—	—
Conversion of Class A and B preferred exchangeable shares into Class A and B convertible preferred shares	(31,940)	28,874,378	31,940	—	—	—	—	—	—
Conversion of Class A and B convertible preferred shares into common shares	—	(145,405,124)	(203,414)	27,234,489	—	203,414	—	—	203,414
Conversion of convertible preferred share warrants into common share warrants	—	—	—	—	—	7,781	—	—	7,781
Issuance of common shares upon closing of initial public offering, net of offering costs and underwriter fees of $19,447	—	—	—	12,500,000	—	193,053	—	—	193,053
Share-based compensation expense	—	—	—	—	—	426	—	—	426
Net loss	—	—	—	—	—	—	(44,733)	—	(44,733)
Balances at June 30, 2020	$—	—	$—	41,664,044	$—	$405,032	$(89,825)	$—	$315,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(44,382)	$(54,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,863	784
Depreciation and amortization expense	265	270
Non-cash lease expense	516	14
Change in fair value of preferred share tranche right liability	—	32,722
Change in fair value of preferred share warrant liability	—	6,399
Amortization of premiums (accretion of discounts) on investments, net	924	—
Deferred tax benefit	(413)	—
Common shares issued to acquire in-process research & development	8,924	—
Foreign exchange loss	36	—
Changes in operating assets and liabilities:
Accounts receivable	(121)	—
Prepaid expenses and other current assets	(374)	(103)
Other non-current assets	(1,509)	—
Accounts payable	(2,687)	(319)
Accrued expenses	673	1,209
Deferred revenue	(400)	—
Income taxes payable	(2,800)	162
Operating lease liabilities	(418)	—
Net cash used in operating activities	(37,903)	(13,817)
Cash flows from investing activities:
Purchases of investments	(132,137)	—
Maturities of investments	107,591	—
Purchases of property and equipment	(793)	(382)
Net cash used in investing activities	(25,339)	(382)
Cash flows from financing activities:
Proceeds from issuance of Class B convertible preferred shares and Class B preferred share tranche right, net of issuance costs	—	65,676
Proceeds from issuance of Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited and Class B preferred share tranche right, net of issuance costs	—	6,722
Proceeds from the issuance of common shares upon closing of initial public offering, net of underwriter fees	—	197,625
Payment of offering costs	—	(2,276)
Proceeds from issuance of common shares upon exercise of stock options	340	—
Net cash provided by financing activities	340	267,747
Net (decrease) increase in cash, cash equivalents and restricted cash	(62,902)	253,548
Cash, cash equivalents and restricted cash at beginning of period	92,408	67,121
Cash, cash equivalents and restricted cash at end of period	$29,506	$320,669
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,494	$50
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,166	$—
Increase in right-of-use assets and operating lease liabilities from operating lease modifications	$911	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$199	$—
Issuance of warrants to purchase Class B preferred shares and Class B preferred exchangeable shares as a non-cash dividend to preferred shareholders	$—	$1,382
Deferred offering costs included in accounts payable and accrued expenses	$160	$2,296

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of its convertible preferred shares, including borrowings under a convertible promissory note, which converted into convertible preferred shares, proceeds from sales of its Irish subsidiary’s preferred exchangeable shares, and most recently with the proceeds from the IPO completed in June 2020. The Company has incurred recurring losses since its inception, including net losses of $26.9 million and $44.4 million for the three and six months ended June 30, 2021, respectively and net losses of $44.7 million and $55.0 million for the three and six months ended June 30, 2020, respectively. In addition, as of June 30, 2021, the Company had an accumulated deficit of $157.6 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work-from-home policies for certain employees. The impact of the virus and variants thereof, including work-from-home policies, may negatively impact productivity, disrupt the Company’s business, and delay its preclinical research and clinical trial activities and its development program timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course. Specifically, the Company has experienced material delays in patient recruitment and enrollment in its ongoing Phase 1 clinical trial of FPI-1434 as a result of continued resourcing issues related to COVID-19 at trial sites and potentially due to concerns among patients about participating in clinical trials during a public health emergency. The Company may not be able to enroll additional patient cohorts on its planned timeline due to disruptions at its clinical trial sites and is unable to predict how the COVID-19 pandemic may affect its ability to successfully progress its clinical programs in the future. Other impacts to the Company’s business may include temporary closures of its suppliers or other third parties upon whom the Company relies and disruptions or restrictions on its employees’ ability to travel. Any prolonged material disruption to the Company’s employees, suppliers or other third parties upon whom the Company relies could adversely impact the Company’s preclinical research and clinical trial activities, financial condition and results of operations, including its ability to obtain financing.

The Company is monitoring the potential impact of the COVID-19 pandemic, including variants thereof, on its business and condensed consolidated financial statements. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as a result of the pandemic and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statement of operations and comprehensive loss, and the condensed consolidated statement of non-controlling interest, convertible preferred shares and shareholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020, and the condensed consolidated statement of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021 and the results of its operations for three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are also unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

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

During the three and six months ended June 30, 2021, the Company recorded $0.3 million and $0.2 million, respectively, of foreign currency gains in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2020, the Company recorded $0.2 million and less than ($0.1) million, respectively, of foreign currency gains (losses) in the condensed consolidated statements of operations and comprehensive loss.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of standard checking accounts, money market accounts, and all highly liquid investments with an original maturity of three months or less at the date of purchase.

As of June 30, 2021 and December 31, 2020, the Company was required to maintain separate cash balances of $0.3 million to collateralize corporate credit cards with a bank, which was classified as restricted cash, current, on its condensed consolidated balance sheets. The Company also maintained a $0.1 million guaranteed investment certificate to fulfill certain contractual obligations which was classified as restricted cash, current, as of June 30, 2021 and December 31, 2020.

In connection with the Company’s lease agreement entered into in October 2019 (see Note 13), the Company maintains a letter of credit of $1.5 million for the benefit of the landlord. As of June 30, 2021, $0.3 million and $1.2 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2020, the entire underlying cash balance collateralizing this letter of credit was classified as restricted cash, non-current, on the Company’s condensed consolidated balance sheets.

As of June 30, 2021 and December 31, 2020, the cash, cash equivalents and restricted cash of $29.5 million and $92.4 million, respectively, presented in the condensed consolidated statements of cash flows included cash and cash equivalents of $27.6 million and $90.5 million, respectively, and restricted cash of $1.9 million for both periods.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction to the carrying value of the preferred exchangeable shares or convertible preferred shares or in shareholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. The Company recorded $0.3 million of deferred offering costs as of June 30, 2021 in other non-current assets (see Note 17) and did not record any deferred offering costs as of December 31, 2020.

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

For the three and six months ended June 30, 2021, the Company recorded $0.5 million of revenue under collaboration agreements. Please refer to Note 3, “Collaboration Agreement” for additional details regarding revenue recognition under the AstraZeneca Agreement.

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

To date, the Company has not recorded any acquisitions as a business combination.

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

The Class B preferred share tranche right liability (see Note 8) was settled in connection with the achievement of the regulatory milestone associated with the Class B preferred share tranche right. Specifically, the fair value of the Class B preferred share tranche right liability was remeasured for the last time as of the Milestone Financing closing date, resulting in the Company recognizing a loss in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020 of $32.7 million for the change in the fair value of the tranche right liability between December 31, 2019 and June 2, 2020. Immediately thereafter, the balance of the Class B preferred share tranche right liability of $39.6 million was reclassified to Class B convertible preferred shares in an amount of $35.3 million and to non-controlling interest in the Company’s Irish subsidiary in an amount of $4.3 million on the consolidated balance sheet. For the three and six months ended June 30, 2020, the Company recognized losses of $31.6 million and $32.7 million, respectively, in the condensed consolidated statement of operations and comprehensive loss for the change in the fair value of the tranche right liability.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. For the three and six months ended June 30, 2021, unrealized gains and losses on investments are included in other comprehensive income (loss) as a component of shareholders’ equity (deficit) until realized.  There was no difference between net loss and comprehensive loss for the three and six months ended June 30, 2020.

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

The Company’s convertible preferred shares contractually entitle the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common shareholders, such losses are not allocated to such participating securities. In periods in which the Company reported a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common shareholders for the three and six months ended June 30, 2021 and 2020.

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides clarification and reduces diversity in accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This guidance is effective for annual periods beginning after December 15, 2021, including interim periods within that fiscal year. Companies should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2021-04 will have on its consolidated financial statements.

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

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense.  For the three and six months ended June 30, 2021, the Company incurred $0.2 million and $0.3 million, respectively, in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $0.1 million and $0.2 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs.  As of June 30, 2021, the Company recorded $0.2 million due from AstraZeneca for reimbursement of shared costs in prepaid expenses and other current assets.

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

The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved, or other changes in circumstances occur, adjust its estimate of the transaction price if necessary. As of December 31, 2020, the Company recorded the upfront fee as a contract liability for deferred revenue in its condensed consolidated balance sheet as it had yet to provide any services under the AstraZeneca Agreement.

The following table presents changes in the Company’s contract assets and liabilities for the six months ended June 30, 2021 (in thousands):

	Balance as of			Balance as of
	December 31, 2020	Additions	Deductions	June 30, 2021
Contract assets:
Accounts receivable	$—	$121	$—	$121
Contract liabilities:
Deferred revenue	$5,000	$—	$(400)	$4,600

During the three and six months ended June 30, 2021 and 2020, the Company recognized the following revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$400	$—	$400	$—

The current portion of deferred revenue and deferred revenue, net of current portion, are $1.7 million and $2.9 million as of June 30, 2021, respectively, which reflects the Company’s estimate of the revenue it expects to recognize within the next 12 months and beyond 12 months, respectively.  The Company expects to recognize the revenue associated with the AstraZeneca Agreement in subsequent periods through the year ending December 31, 2024.
4.	Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements as of June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$11,109	$—	$—	$11,109
Commercial paper	—	1,000	—	1,000
Investments:
Commercial paper	—	29,495	—	29,495
Corporate bonds	—	36,279	—	36,279
Municipal bonds	—	17,078	—	17,078
Canadian Government agencies	—	8,883	—	8,883
U.S. Government agencies	—	141,143	—	141,143
	$11,109	$233,878	$—	$244,987

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$19,277	$—	$—	$19,277
Commercial paper	—	1,000	—	1,000
Corporate bonds	—	950	—	950
Canadian Government agencies	—	2,347	—	2,347
Investments:
Commercial paper	—	34,471	—	34,471
Corporate bonds	—	26,857	—	26,857
Municipal bonds	—	1,090	—	1,090
Canadian Government agencies	—	9,457	—	9,457
U.S. Government agencies	—	137,089	—	137,089
	$19,277	$213,261	$—	$232,538

During the six months ended June 30, 2021 and the year ended December 31, 2020, there were no transfers between Level 1, Level 2 and Level 3.

5.	Investments

Investments consisted of the following (in thousands):

	June 30, 2021
	Amortized Cost	Fair Value
Due within one year or less	$150,599	$150,904
Due after one year through three years	81,942	81,974
	$232,541	$232,878

	December 31, 2020
	Amortized Cost	Fair Value
Due within one year or less	$131,857	$131,882
Due after one year through three years	77,063	77,082
	$208,920	$208,964

As of June 30, 2021, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$29,492	$3	$—	$29,495	$29,495	$—
Corporate bonds	36,174	115	(10)	36,279	25,387	10,892
Municipal bonds	17,082	1	(5)	17,078	12,464	4,614
Canadian Government agencies	8,606	277	—	8,883	6,623	2,260
U.S. Government agencies	141,187	11	(55)	141,143	76,935	64,208
	$232,541	$407	$(70)	$232,878	$150,904	$81,974

As of December 31, 2020, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$34,474	$1	$(4)	$34,471	$34,471	$—
Corporate bonds	26,855	22	(20)	26,857	9,446	17,411
Municipal bonds	1,090	—	—	1,090	1,090	—
Canadian Government agencies	9,405	52	—	9,457	6,154	3,303
U.S. Government agencies	137,096	8	(15)	137,089	80,721	56,368
	$208,920	$83	$(39)	$208,964	$131,882	$77,082

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid external research and development expenses	$3,962	$1,606
Prepaid insurance	18	2,067
Prepaid software subscriptions	410	146
Income tax receivable	291	—
Interest receivable	575	504
Other receivable due from AstraZeneca	162	—
Canadian harmonized sales tax receivable	202	290
Other	227	727
	$5,847	$5,340

7.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued employee compensation and benefits	$2,420	$2,551
Accrued external research and development expenses	2,167	1,037
Accrued professional and consulting fees	825	1,023
Other	270	48
	$5,682	$4,659

8.	Equity

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

As of June 30, 2021, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue unlimited common shares, each with no par value per share.

Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through June 30, 2021, no cash dividends had been declared or paid by the Company.

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

The Class B preferred share tranche right liability was settled in connection with the achievement of the regulatory milestone associated with the Class B preferred share tranche right. Specifically, the fair value of the Class B preferred share tranche right liability was remeasured for the last time as of the Milestone Financing closing date, resulting in the Company recognizing a loss in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020 of $32.7 million for the change in the fair value of the tranche right liability between December 31, 2019 and June 2, 2020. Immediately thereafter, the balance of the Class B preferred share tranche right liability of $39.6 million was reclassified to Class B convertible preferred shares in an amount of $35.3 million and to non-controlling interest in Fusion Pharmaceuticals (Ireland) Limited in an amount of $4.3 million on the consolidated balance sheet. For the three and six months ended June 30, 2020, the Company recognized losses of $31.6 million and $32.7 million, respectively, in the condensed consolidated statement of operations and comprehensive loss for the change in the fair value of the tranche right liability.

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

The issuance of the Preferred Share Warrants was treated as a deemed dividend to existing preferred shareholders for purposes of the Company’s calculation of net loss per share attributable to common shareholders, and, as such, the aggregate value of the dividend to existing preferred shareholders was deducted from the Company’s net loss when computing net loss per share attributable to common shareholders (see Note 12). The Company remeasures the fair value of the liability associated with the Preferred Share Warrants at each reporting date and records any adjustments as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Upon the closing of the IPO, the warrants to purchase 3,126,391 of its convertible preferred shares and warrants to purchase 873,609 preferred exchangeable shares of the Company’s Irish subsidiary were converted into warrants to purchase 749,197 shares of the Company’s common shares at an exercise price of $8.10 per share. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to shareholders’ equity (deficit) as the warrants qualify for equity classification.  For the three and six months ended June 30, 2020, the Company recognized losses of $6.1 million and $6.4 million, respectively, as a component of other income (expense) in the condensed consolidated statement of operations and comprehensive loss to reflect an increase in fair value of the Preferred Share Warrant.

On August 17, 2020, a holder of common share warrants exercised 97,381 common share warrants through a cashless exercise and the Company issued 38,340 common shares with the remaining 59,041 warrants being cancelled to settle the exercise price.  As of June 30, 2021, 651,816 common share warrants remained outstanding.
9.	Share-based Compensation

2020 Stock Option and Incentive Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on June 24, 2020. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 4,273,350, which was cumulatively increased on January 1, 2021 and shall be cumulatively increased each January 1 thereafter by 4% of the number of the Company’s common shares outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee of the board of directors. The common shares underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares, expire or are otherwise terminated (other than by exercise) under the 2020 Plan and the 2017 Plan will be added back to the common shares available for issuance under the 2020 Plan. The total number of common shares reserved for issuance under the 2020 Plan was 6,126,083 shares as of June 30, 2021.

As of June 30, 2021, 2,712,551 shares, remained available for future grant under the 2020 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2017 Equity Incentive Plan

The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) provides for the Company to grant incentive stock options or nonqualified stock options, restricted share awards and restricted share units to employees, officers, directors and non-employee consultants of the Company.

As of June 30, 2021 and December 31, 2020, no shares remained available for future grant under the 2017 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2020 Employee Share Purchase Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Employee Share Purchase Plan (the “ESPP”), which became effective on June 24, 2020. A total of 450,169 common shares were reserved for issuance under this plan. In addition, the number of common shares that may be issued under the ESPP was automatically increased on January 1, 2021 and shall be automatically increased each January 1 thereafter by the lesser of (i) 900,338 common shares, (ii) 1% of the number of the Company’s common shares outstanding on the immediately preceding December 31 and (iii) such lesser number of shares as determined by the Company’s compensation committee of the board of directors. The total number of common shares reserved for issuance under the ESPP was 867,427 shares as of June 30, 2021.

As of June 30, 2021, no shares were issued under the ESPP.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.00%	0.43%	0.77%	0.70%
Expected term (in years)	5.8	6.0	6.1	6.0
Expected volatility	67.0%	66.4%	66.8%	65.5%
Expected dividend yield	0%	0%	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	5,607,244	$6.45	8.2	$36,628
Granted	1,941,950	11.03
Exercised	(295,302)	1.15
Forfeited/cancelled	(204,182)	12.26
Outstanding as of June 30, 2021	7,049,710	$7.77	8.3	$20,357
Vested and expected to vest as of June 30, 2021	6,913,110	$7.68	8.3	$20,357
Options exercisable as of June 30, 2021	2,575,676	$3.66	6.9	$14,137

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those options that had exercise prices lower than the fair value of the Company’s common shares. The intrinsic value for stock options exercised during the six months ended June 30, 2021 was $2.5 million. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2021 and 2020 was $6.60 and $6.81 per share, respectively.

Share-based Compensation

Share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expenses	$612	$145	$1,185	$218
General and administrative expenses	1,533	281	2,678	566
	$2,145	$426	$3,863	$784

As of June 30, 2021, total unrecognized share-based compensation expense related to unvested share-based awards was $24.1 million, which is expected to be recognized over a weighted-average period of 2.8 years. Additionally, as of June 30, 2021, the Company has unrecognized share-based compensation expense related to unvested stock options with performance-based vesting conditions for which performance has not been deemed probable of $1.0 million.

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

During the three and six months ended June 30, 2021 and 2020, the Company did not make any payments to CPDC or recognize any research and development expenses under the license agreements with CPDC.

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

During the three and six months ended June 30, 2021 and 2020, the Company did not make any payments to ImmunoGen or recognize any research and development expenses under the ImmunoGen Agreement.

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

During the three and six months ended June 30, 2021 and 2020, the Company did not make any payments to MediaPharma or recognize any research and development expenses under the MediaPharma Agreement.

Asset Acquisition from Rainier Therapeutics, Inc. and License Agreement with Genentech, Inc.

On March 10, 2020 (the “Closing”), the Company and Rainier Therapeutics, Inc. (“Rainier”) entered into an asset acquisition agreement (the “Rainier Agreement”). Under the agreement, the Company purchased all rights, title and interest to Rainier’s, and any of its affiliates’ and sublicensees’, patents and other tangible and intangible assets to perform research and to develop, manufacture and commercialize a specified compound of antibody molecules that bind to targets for the prevention, treatment and diagnosis of all diseases and conditions only using such compound as an antibody drug conjugate. The Company concluded to account for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, the license rights.

In connection with the asset acquisition, the Company paid an upfront fee of $1.0 million to Rainier and recognized this amount as research and development expense in the condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2020, as the IPR&D acquired had no alternative future use as of the acquisition date.

Unless the Rainier Agreement was terminated pursuant to its terms, which termination initially could not have occurred later than eight months following the Closing (the “Outside Date”), the Company was obligated to pay Rainier an additional amount of $3.5 million and to issue 313,359 of the Company’s common shares on the Outside Date. If the Rainier Agreement was not terminated by the Outside Date, the Company is also obligated to make aggregate milestone payments to Rainier of up to $22.5 million and to issue up to 156,679 of the Company’s common shares upon the achievement of specified development and regulatory milestones, of which a $2.0 million milestone payment and the issuance of 156,679 common shares are due upon the first patient dosed in a Phase 1 study of FPI-1966, and of up to $42.0 million upon the achievement of specified sales milestones.

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

The Rainier Agreement could have been terminated at any time prior to the Outside Date upon 30 days’ notice by the Company to Rainier or upon the mutual written consent of both parties. On October 8, 2020, the Company and Rainier entered into a first amendment to the Rainier Agreement (the “First Amended Rainier Agreement”) to extend certain terms of the Rainier Agreement. Specifically, the Outside Date was amended such that termination may not occur later than eleven months following the Closing, or February 10, 2021 (the “Revised Outside Date”). On February 8, 2021, the Company and Rainier entered into a second amendment to the First Amended Rainier Agreement, as amended (the “Second Amended Rainier Agreement”). Pursuant to the Second Amended Rainier Agreement, the Outside Date was further amended such that termination may not occur later than July 1, 2021, and such amendment was made in consideration for early payment of the additional $3.5 million owed to Rainier which the Company paid and recorded as research and development expense during the three months ended March 31, 2021. On May 26, 2021, the Company notified Rainier of its intent to continue development of the asset and issued 313,359 of its common shares to Rainier on July 1, 2021.

During the three months ended June 30, 2021, the Company recognized $2.6 million of research and development expense associated with the issuance of 313,359 of its common shares on the Outside Date, as amended, pursuant to the Second Amended Rainier Agreement.  During the six months ended June 30, 2021, the Company recognized $6.1 million of research and development expense associated with the payment of $3.5 million and the issuance of 313,359 of its common shares as noted above. During the six months ended June 30, 2020, the Company paid an upfront fee of $1.0 million to Rainier and recognized this as an expense as noted above.

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

During the three and six months ended June 30, 2021 and 2020, the Company did not make any payments to Genentech or recognize any research and development expenses under the Genentech License Agreement.

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

During the three and six months ended June 30, 2021 and 2020, the Company did not make any payments to Yumab or recognize any research and development expenses under the Yumab Agreement.

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

As of December 31, 2020, the TRIUMF entities had achieved certain milestones totaling $3.0 million CAD (equivalent to $2.3 million at the time of payment) which was paid during the six months ended June 30, 2021 and is being amortized as research and development expense over the period of performance by the TRIUMF entities. During the three and six months ended June 30, 2021, the Company recognized the amortization of $0.5 million and $0.9 million, respectively, as research and development expense. The Company recorded the remaining $1.4 million of these milestone payments in prepaid expenses and other current assets as of June 30, 2021 based on its estimate of costs to be incurred over the 12 months following the balance sheet date.

Asset Acquisition from Ipsen Pharma SAS

On March 1, 2021, the Company and Ipsen Pharma SAS (“Ipsen”) announced that the parties had entered into an asset purchase agreement (the “Ipsen Agreement”) whereby the Company agreed to acquire Ipsen’s intellectual property and assets related to IPN-1087, a small molecule targeting neurotensin receptor 1 (“NTSR1”), a protein expressed on multiple solid tumor types.  The Company intends to combine its expertise and proprietary TAT platform with IPN-1087 to create an alpha-emitting radiopharmaceutical targeting solid tumors expressing NTSR1. The Company and Ipsen submitted a pre-merger notification and report form with the United States Federal Trade Commission and the Antitrust Division of the United States Department of Justice in accordance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The acquisition closed after completion of this antitrust review on April 1, 2021. The Company concluded to account for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, the license rights.

Upon closing of the asset acquisition, the Company paid €0.6 million ($0.8 million at the date of payment) and issued an aggregate of 600,000 common shares to Ipsen under a share purchase agreement which was entered into concurrently with the Ipsen Agreement. Such common shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The Company is also obligated to pay Ipsen up to an additional €67.5 million upon the achievement of certain development and regulatory milestones; low single digit royalties on potential future net sales; and up to €350.0 million in net sales milestones, in each case, relating to products covered by the asset purchase agreement.  The Company is responsible for paying to a third-party licensor up to a total of €70.0 million in development milestones for up to three indications and mid to low double-digit royalties on potential future net sales of products covered by the license agreement.

During the three and six months ended June 30, 2021, the Company recognized $6.4 million of research and development expense associated with the issuance of 600,000 of its common shares upon closing pursuant to the Ipsen Agreement.  Additionally, during the three and six months ended June 30, 2021, the Company paid $0.8 million which was recognized as research and development expense.

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

The Company is domiciled in Canada and is primarily subject to taxation in that country. During the three and six months ended June 30, 2021, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in Canada in each period due to its uncertainty of realizing a benefit from those items. During the three and six months ended June 30, 2021, the Company recorded a tax provision of less than $0.1 million related to income tax obligations of its operating company in the U.S., which typically generates a profit for tax purposes, partially offset by discrete stock compensation items arising during the period. During the three and six months ended June 30, 2020, the Company recorded a tax provision of $0.2 million related to income tax obligations of its operating company in the U.S., which generates a profit for tax purposes.

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the three and six months ended June 30, 2021 and 2020, the Company excluded Canada and Ireland from the calculation of the AETR as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses in Canada, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its Canadian deferred tax assets. As a result, as of June 30, 2021 and December 31, 2020, the Company has recorded a full valuation allowance against its net deferred tax assets in Canada. As a result of the decision to liquidate the Irish entity, the Irish deferred tax assets were reduced to zero as of June 30, 2021 and December 31, 2020.

12.	Net Loss per Share

Net Loss per Share Attributable to Common Shareholders

Basic and diluted net loss per share attributable to common shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(26,853)	$(44,733)	$(44,382)	$(54,955)
Dividends paid to preferred shareholders in the form of warrants issued	—	—	—	(1,382)
Net loss attributable to common shareholders	$(26,853)	$(44,733)	$(44,382)	$(56,337)
Denominator:
Weighted-average common shares outstanding—basic and diluted	42,501,321	2,366,198	42,145,435	2,147,876
Net loss per share attributable to common shareholders —basic and diluted	$(0.63)	$(18.91)	$(1.05)	$(26.23)

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

	Six Months Ended June 30,
	2021	2020
Options to purchase common shares	7,049,710	5,354,984
Convertible preferred shares (as converted to common shares)	—	—
Preferred exchangeable shares (as converted to convertible preferred shares and then to common shares)	—	—
Warrants to purchase common shares	651,816	749,197
	7,701,526	6,104,181

13.	Leases

In January 2018, the Company entered into an operating lease for office space in Boston, Massachusetts, which was to expire in July 2023 with no renewal options. In July 2020, the Company paid $0.1 million to terminate this lease, effective immediately.

In August 2018, the Company entered into an operating lease for office space in Hamilton, Ontario. This lease was amended in September 2020 (“New Lease Commencement Date”) and expires in August 2030 with a termination option upon twelve months written notice any time after the fifth anniversary of the New Lease Commencement Date.  If the termination option is not exercised, the Company may exercise a renewal option to extend the term for an additional five-year period to August 2035. As the Company is not reasonably certain to extend the lease beyond the allowable termination date, the lease term was determined to end in August 2026 for the purposes of measuring this lease.

In October 2019, the Company entered into an operating lease for office space in Boston, Massachusetts, which expires February 2026 and has no renewal options. In connection with entering into the original lease agreement, the Company issued a letter of credit of $1.5 million for the benefit of the landlord. As of June 30, 2021, $0.3 million and $1.2 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2020, the entire underlying cash balance collateralizing this letter of credit was classified as restricted cash, non-current, on the Company’s condensed consolidated balance sheets.

On March 16, 2021, the Company entered into an amendment to expand the area under lease (“Expansion Premises”) and extend the term of the premises currently under lease (“Original Premises”) to align with the lease end date for the Expansion Premises. The additional rent for the Expansion Premises was determined to be commensurate with the additional right-of-use and is accounted for as a new operating lease that was recognized on the Company’s balance sheet as of June 30, 2021 since the Company was able to access the Expansion Premises. The Company expects to make certain improvements to the Expansion Premises, for which the landlord will provide the Company an allowance of up to $0.2 million. The Company currently expects the rent for the Expansion Space to commence on January 1, 2022, approximately three months after the Company’s work is estimated to be complete. The Company currently expects the lease end date for the Original Premises and the Expansion Premises lease to be April 30, 2027, with no option to extend the lease term. The lease modification for the extension of the Original Premises and the recognition of the Expansion Premises resulted in increases to the Company’s right-of-use asset balance, which was obtained in exchange for operating lease liabilities, of $0.9 million and $1.2 million, respectively.

On June 1, 2021, the Company entered into a lease for a manufacturing facility in Hamilton, Ontario.  The Company currently expects the rent for the manufacturing facility, which is under construction, to commence in October 2022, approximately two months after the anticipated delivery date of the premises.  The Company currently expects the lease end date for the manufacturing facility to be in September 2037, with a five-year renewal option.  Upon execution of the lease in June 2021, the Company paid $2.5 million CAD (equivalent to $2.1 million at the time of payment) which represented an initial direct cost paid prior to the lease commencement date. As of June 30, 2021, the $2.1 million payment was recorded to prepaid rent as a component of other non-current assets. On the lease commencement date, the Company will reclassify the prepayment to the right-of-use asset, thereby increasing its initial value, but it will not be included in the measurement of the lease liability. The lease was not recorded on the condensed consolidated balance sheet as a component of the Company’s right-of-use asset and operating lease liabilities as the facility is under construction at the date of the issuance of these financial statements.  The Company is currently evaluating the lease classification as an operating lease or finance lease for accounting purposes.

The components of operating lease cost, which are included within operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):
	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Operating lease cost	$367	$667
Variable lease cost	16	16
Total lease cost	$383	$683

The following table summarizes supplemental information for the Company’s operating leases:

As of June 30,
2021
Weighted-average remaining lease term (in years)	5.7
Weighted average discount rate	4.9%
Cash paid for amounts included in the measurement of lease liabilities	$569

As of June 30, 2021, the future maturities of operating lease liabilities are as follows (in thousands):

Year Ending December 31,
2021 (six months)	$583
2022	1,433
2023	1,470
2024	1,507
2025	1,544
Thereafter	1,899
Total lease payments	$8,436
Less: imputed interest	(1,093)
Total lease liabilities	$7,343

In accordance with ASC 840, rent expense was $0.3 million and $0.4 million for the three and six months ended June 30, 2020, respectively.

Future minimum lease payments due under operating leases as of December 31, 2020 were as follows (in thousands):

Year Ending December 31,
2021	$1,127
2022	1,158
2023	1,190
2024	1,221
2025	1,253
Thereafter	361
Total	$6,310

14.	Commitments and Contingencies

Manufacturing Commitments

In January 2019, and as amended in September 2020, the Company entered into an agreement with CPDC, a related party (see Note 15), to manufacture clinical trial materials. As of June 30, 2021, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.1 million over the following twelve months.

In May 2019, the Company entered into an agreement with a third-party contract manufacturing organization to manufacture clinical trial materials. As of June 30, 2021, the Company had non-cancelable minimum purchase commitments under the agreement totaling $1.2 million over the following twelve months.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2021 or December 31, 2020.

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

The Company has entered into license agreements with CPDC (see Note 10). In addition, the Company has entered into a Master Services Agreement and a Supply Agreement with CPDC, under which CPDC provides services to the Company related to preclinical and manufacturing services, administrative support services and access to laboratory facilities. In connection with the Supply Agreement, the Company is obligated to pay CPDC an amount of $0.2 million per quarter, or $0.8 million in the aggregate per year, plus fees for materials, packaging and distribution of products supplied to the Company, unless the agreement is terminated by the Company. The Company recognized expenses in connection with the services performed in the normal course of business under the Master Services Agreement and the Supply Agreement in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expenses	$339	$236	$656	$639
General and administrative expenses	16	13	32	27
	$355	$249	$688	$666

During the three and six months ended June 30, 2021, the Company made payments to CPDC in connection with the services described above of $0.4 million and $0.9 million, respectively. During the three and six months ended June 30, 2020, the Company made payments to CPDC in connection with the services described above of $0.4 million and $0.7 million, respectively. Amounts due to CPDC by the Company in connection with the services described above totaled less than $0.1 million and $0.3 million as of June 30, 2021 and December 31, 2020, respectively, which amounts were included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

In addition to costs incurred in connection with the services described above, the Company also reimbursed CPDC for purchases on the Company’s behalf from parties with which the Company did not have an account. During the three and six months ended June 30, 2021, the Company made payments to CPDC of $0.1 million, for both periods, for reimbursement of these pass-through costs. During the three and six months ended June 30, 2020, the Company made payments to CPDC of less than $0.1 million and $0.1 million, respectively, for reimbursement of these pass-through costs.

In connection with the Company entering into a lease for a manufacturing facility in Hamilton, Ontario (see Note 13), the Company entered into an agreement with CPDC for services relating to certain aspects of the validation of the manufacturing facility which is currently under construction.  During the three and six months ended June 30, 2021, the Company paid $3.0 million CAD (equivalent to $2.5 million at the time of payment) which was recorded as research and development expense.
16.	Geographical Information

The Company has operating companies in the United States and Canada and a non-operating company in Ireland. Information about the Company’s long-lived assets, consisting solely of property and equipment, net, by geographic region was as follows (in thousands):

	June 30, 2021	December 31, 2020
United States	$81	$103
Canada	2,578	1,864
	$2,659	$1,967

17.	Subsequent Events

Completion of Asset Acquisition from Rainier Therapeutics, Inc.

On July 1, 2021, the Company completed its acquisition of vofotamab, an antibody targeted to FGFR3 which Fusion refers to as FPI-1966, from Rainier. Pursuant to the Rainier Agreement, as amended, and a share purchase agreement entered into by the Company and Rainier concurrently with the original Rainier Agreement, the Company issued to certain of Rainier’s shareholders 313,359 of the Company’s common shares at the closing of the Rainer Agreement (see Note 10 for a full description of the Rainier Agreement, as amended).

Open Market Sales AgreementSM

On July 2, 2021, the Company entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC to issue and sell shares of the Company’s common shares of up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as the Company’s agent and/or principal (the “ATM Facility”). The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. The Company has no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. The Company has not sold any shares under the Sales Agreement.

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

Our lead product candidate, FPI-1434, utilizes our Fast-Clear linker to connect a humanized monoclonal antibody that targets the insulin-like growth factor 1 receptor, or IGF-1R, with the alpha emitting isotope actinium-225, or 225Ac. IGF-1R is a well-established tumor target that is found on numerous types of cancer cells, but historical attempts to suppress tumors by inhibiting the IGF-1R signaling pathway have been unsuccessful in the clinic. For FPI-1434, we have designed the product candidate to rely on the IGF-1R antibody only as a way to identify and deliver our alpha emitting payload to the tumor, and the mechanism of action does not depend on the IGF-1R signaling pathway to kill the tumor. We are currently conducting a Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R and convened a Safety Review Committee, or SRC, meeting in the third quarter of 2020 to evaluate the safety and tolerability of the third dose escalation cohort of 40kBq/kg administered as a single dose. The available safety, dosimetry, pharmacokinetic and biodistribution data from the single dose escalation portion of the study provided justification for the initiation of FPI-1434 multi-dosing at 75kBq/kg and the SRC made the recommendation to proceed with dose escalation to 75kBq/kg administered as repeat doses. We dosed the first patient in the multi-dose escalation portion of the study in the fourth quarter of 2020. We anticipate reporting Phase 1 multiple-dose safety and imaging data, and the recommended Phase 2 dose/schedule, in the first half of 2022. In preclinical studies, FPI-1434 has been evaluated in combination with approved checkpoint inhibitors and DNA damage response inhibitors, or DDRis. As such, we believe that the synergies observed with either class of agent could expand the addressable patient populations for FPI-1434 and allow for potential use in earlier lines of treatment. We anticipate initiation of a Phase 1 combination study with FPI-1434 and KEYTRUDA® (pembrolizumab) to occur six to nine months following determination of the recommended Phase 2 dose of FPI-1434 monotherapy. In addition, we are progressing our earlier-stage product candidate, FPI-1966, into clinical development. We submitted an investigational new drug application, or IND, for FPI-1966 for the treatment of head and neck and bladder cancers expressing fibroblast growth factor receptor 3, or FGFR3, in the second quarter of 2021 and announced FDA clearance of the IND application in July 2021. We anticipate initiating the Phase 1 clinical trial of FPI-1966 around the end of 2021 and reporting interim data from the first patient cohort around the end of 2022.

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

Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our Company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. On June 30, 2020, we completed our initial public offering, or IPO, of our common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs.  Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). Through June 30, 2021, we had received net proceeds of $364.2 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). On July 2, 2021, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jeffries LLC to issue and sell our common shares up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jeffries LLC will act as our agent. We have not sold any shares under the Sales Agreement.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $26.9 million and $44.4 million for the three and six months ended June 30, 2021, respectively, and $44.7 million and $55.0 million for the three and six months ended June 30, 2020. As of June 30, 2021, we had an accumulated deficit of $157.6 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•

continue our research and development efforts and submit biologics license applications, or BLAs, for our lead product candidate and submit investigational new drug applications, or INDs, and BLAs and new drug applications, or NDAs, for our other biologic and drug product candidates;

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
•

establish a sales, manufacturing, marketing and distribution infrastructure and scale-up manufacturing capabilities, whether alone or with third parties, to commercialize any product candidates for which we may obtain regulatory approval, if any;

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

As of June 30, 2021, we had cash, cash equivalents and investments of $260.5 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through the end of 2023.

Impact of the COVID-19 Pandemic

We are closely monitoring how the spread of COVID-19, including new variants thereof, is affecting our employees, business, preclinical studies and clinical trials. In response to the COVID-19 pandemic, most of our employees transitioned to working remotely and continue to do so and travel between the United States and Canada remains limited. While we have commenced dosing in the multi-dosing portion of the Phase 1 clinical trial of FPI-1434, we have experienced material delays in patient recruitment and enrollment as a result of continued resourcing issues related to COVID-19 at trial sites and potentially due to concerns among patients about participating in clinical trials during a public health emergency. The COVID-19 pandemic is also affecting the operations of third parties upon whom we rely. We are unable to predict how the COVID-19 pandemic may affect our ability to successfully progress our Phase 1 clinical trial of FPI-1434 or any other clinical programs in the future. Moreover, there remains uncertainty relating to the trajectory of the pandemic and whether it may cause further delays in patient study recruitment. The impact of related responses and disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The continued impact of COVID-19 on results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease or variants thereof, the duration of the pandemic, vaccination rates, travel restrictions and social distancing in the United States, Canada and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States, Canada and other countries to contain and treat the disease.

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

Collaboration Revenue

On October 30, 2020, we and AstraZeneca entered into a strategic collaboration agreement, or the AstraZeneca Agreement, pursuant to which we and AstraZeneca will work to jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer globally by leveraging our TAT platform and expertise in radiopharmaceuticals with AstraZeneca’s leading portfolio of antibodies and cancer therapeutics, including DDRis. The AstraZeneca Agreement consists of two distinct collaboration programs: novel TATs and combination therapies.  Each party retains full ownership over its existing assets.

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

During the three and six months ended June 30, 2021, we recognized $0.5 million in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss.

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

In connection with the AstraZeneca Agreement, we and AstraZeneca are both active participants in the research and development activities of the collaboration and we are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement with respect to the novel TATs program, or the Novel TATs Collaboration. As this arrangement falls within the scope of ASC 808, Collaborative Arrangements, or ASC 808, all payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense.  For the three and six months ended June 30, 2021, we incurred $0.2 million and $0.3 million, respectively, in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $0.1 million and $0.2 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs.

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

Refundable Investment Tax Credits

Refundable investment tax credits consist of payments from the Canadian government for our scientific research and experimental development expenditures. We recognize such refundable investment tax credits in the year that the qualifying expenditures are made, provided that there is reasonable assurance of recoverability, based on our estimates of amounts expected to be recovered. We do not expect to qualify for refundable investment tax credits from the Canadian government for the three and six months ended June 30, 2021 and for future periods.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Collaboration revenue	$521	$—	$521
Operating expenses:
Research and development	21,146	3,325	17,821
General and administrative	6,642	3,988	2,654
Total operating expenses	27,788	7,313	20,475
Loss from operations	(27,267)	(7,313)	(19,954)
Other income (expense):
Change in fair value of preferred share tranche right liability	—	(31,604)	31,604
Change in fair value of preferred share warrant liability	—	(6,065)	6,065
Interest income (expense), net	97	22	75
Refundable investment tax credits	—	52	(52)
Other income (expense), net	331	325	6
Total other income (expense), net	428	(37,270)	37,698
Loss before provision for income taxes	(26,839)	(44,583)	17,744
Income tax provision	(14)	(150)	136
Net loss	$(26,853)	$(44,733)	$17,880

Collaboration Revenue

Collaboration revenue was $0.5 million for the three months ended June 30, 2021 for services provided under the AstraZeneca Agreement.

Research and Development Expenses

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$2,434	$1,405	$1,029
Platform development and unallocated research and development expenses:
TAT platform and Fast-Clear linker technology	14,925	439	14,486
Personnel related (including share-based compensation)	3,390	1,315	2,075
Other	397	166	231
Total research and development expenses	$21,146	$3,325	$17,821

Research and development expenses were $21.1 million for the three months ended June 30, 2021, compared to $3.3 million for the three months ended June 30, 2020. The increase of $17.8 million was primarily due to an increase of $16.8 million in platform development and unallocated research and development costs, described below, as well as an increase of $1.0 million in direct costs related to our FPI-1434 product candidate due to the continued expenditures related to our Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R as well as preclinical research and manufacturing costs.

Platform development and unallocated research and development expenses were $18.7 million for the three months ended June 30, 2021, compared to $1.9 million for the three months ended June 30, 2020. The increase of $16.8 million was due to an increase of $14.5 million in costs related to our TAT platform and Fast-Clear linker technology, an increase of $2.1 million in personnel-related costs, and an increase of $0.2 million in other costs. The increase in TAT platform and Fast-Clear linker technology costs was primarily due to common share issuances pursuant to our asset purchase agreements with Ipsen Pharma SAS, or Ipsen, and Rainier Therapeutics, Inc., or Rainier, which resulted in the recognition of research and development expense during the three months ended June 30, 2021 of $6.4 million and $2.6 million, respectively. Additionally, pursuant to the asset purchase agreement with Ipsen, we paid $0.8 million which was recognized as research and development expense during the three months ended June 30, 2021. The $2.5 million payment made during the three months ended June 30, 2021 under our agreement with CPDC for services relating to certain aspects the validation of our manufacturing facility currently under construction in Hamilton, Ontario also contributed to the increase. The remaining increase is related increased external costs for preclinical studies and activities associated with our advancement of our TAT platform and Fast-Clear linker technology. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for managing our Phase 1 clinical trial of FPI-1434 and for conducting preclinical research. Personnel-related costs for the three months ended June 30, 2021 and 2020 included share-based compensation of $0.6 million and $0.1 million, respectively. The increase in other costs was primarily due to an increase in depreciation expense and facilities-related costs.

General and Administrative Expenses

General and administrative expenses were $6.6 million for the three months ended June 30, 2021, compared to $4.0 million for the three months ended June 30, 2020. The increase of $2.7 million was primarily due to a $1.8 million increase in personnel-related costs and a $1.1 million increase in corporate and other costs, partially offset by a decrease of $0.2 million in professional fees. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our general and administrative functions, including in finance, legal, human resources and business development. Personnel-related costs for the three months ended June 30, 2021 and 2020 included share-based compensation of $1.5 million and $0.3 million, respectively. The increase in corporate and other costs was primarily due to increased expenses for general corporate, director and officer insurance.

Other Income (Expense)

Change in Fair Value of Preferred Share Tranche Right Liability. There was no preferred share tranche right liability recorded as of June 30, 2021. The change in fair value of the preferred share tranche right liability was a loss of $31.6 million for the three months ended June 30, 2020. The loss of $31.6 million for the three months ended June 30, 2020 was primarily due to an increase in the fair value of the underlying preferred shares and an increase in the probability of achieving the specified milestones underlying the preferred share tranche rights which occurred in May 2020, partially offset by a reduction in the remaining estimated time period of achievement of the specified milestones underlying the preferred share tranche rights.

Change in Fair Value of Preferred Share Warrant Liability. There was no preferred share warrant liability recorded as of June 30, 2021. The change in fair value of the preferred share warrant liability was a loss of $6.1 million for the three months ended June 30, 2020, which was primarily due to an increase in the fair value of the underlying Class B preferred shares as a result of the fair value increase from the IPO.

Interest Income (Expense), Net. Interest income (expense), net was $0.1 million for the three months ended June 30, 2021, compared to less than $0.1 million for the three months ended June 30, 2020.

Refundable Investment Tax Credits. We did not recognize any refundable investment tax credits for the three months ended June 30, 2021. Refundable investment tax credits recognized as other income for the three months ended June 30, 2020 were $0.1 million.

Other Income (Expense), Net. Other income (expense), net for the three months ended June 30, 2021 and 2020 was $0.3 million for each of the periods.

Provision for Income Taxes

The income tax provision was less than $0.1 million for the three months ended June 30, 2021, compared to $0.2 million for the three months ended June 30, 2020. During the three months ended June 30, 2021 and 2020, our tax provision was related to the income tax obligations of its operating company in the U.S., which typically generates a profit for tax purposes.  For the three months ended June 30, 2021, the provision was reduced by discrete stock compensation items arising in the quarter.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Collaboration revenue	$521	$—	$521
Operating expenses:
Research and development	31,862	7,702	24,160
General and administrative	13,606	8,315	5,291
Total operating expenses	45,468	16,017	29,451
Loss from operations	(44,947)	(16,017)	(28,930)
Other income (expense):
Change in fair value of preferred share tranche right liability	—	(32,722)	32,722
Change in fair value of preferred share warrant liability	—	(6,399)	6,399
Interest income (expense), net	193	169	24
Refundable investment tax credits	—	98	(98)
Other income (expense), net	379	128	251
Total other income (expense), net	572	(38,726)	39,298
Loss before provision for income taxes	(44,375)	(54,743)	10,368
Income tax provision	(7)	(212)	205
Net loss	$(44,382)	$(54,955)	$10,573

Collaboration Revenue

Collaboration revenue was $0.5 million for the six months ended June 30, 2021 for services provided under the AstraZeneca Agreement.

Research and Development Expenses

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$4,967	$3,097	$1,870
Platform development and unallocated research and development expenses:
TAT platform and Fast-Clear linker technology	20,344	2,006	18,338
Personnel related (including share-based compensation)	5,867	2,260	3,607
Other	684	339	345
Total research and development expenses	$31,862	$7,702	$24,160

Research and development expenses were $31.9 million for the six months ended June 30, 2021, compared to $7.7 million for the six months ended June 30, 2020. The increase of $24.2 million was primarily due to an increase of $22.3 million in platform development and unallocated research and development costs, described below, as well as an increase of $1.9 million in direct costs related to our FPI-1434 product candidate due to the continued expenditures related to our Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R as well as preclinical research and manufacturing costs.

Platform development and unallocated research and development expenses were $26.9 million for the six months ended June 30, 2021, compared to $4.6 million for the six months ended June 30, 2020. The increase of $22.3 million was due to an increase of $18.3 million in costs related to our TAT platform and Fast-Clear linker technology, an increase of $3.6 million in personnel-related costs, and an increase of $0.3 million in other costs. The increase in TAT platform and Fast-Clear linker technology costs was primarily due to activity related to our asset purchase agreements with Ipsen and Rainier. During the six months ended June 30, 2021, we issued common shares pursuant to the asset purchase agreements with Ipsen and Rainier which resulted in the recognition of research and development expense of $6.4 million and $2.6 million, respectively. Additionally, pursuant to the asset purchase agreement with Ipsen, we paid $0.8 million which was recognized as research and development expense during the six months ended June 30, 2021.  Further, there was a net increase in payments of $2.5 million to Rainier which were recorded as research and development expense. The $2.5 million payment made during the six months ended June 30, 2021 under our agreement with CPDC for services relating to certain aspects the validation of our manufacturing facility currently under construction in Hamilton, Ontario also contributed to the increase. The remaining increase is related to increased external costs for preclinical studies and activities associated with the advancement of our TAT platform and Fast-Clear linker technology. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for managing our Phase 1 clinical trial of FPI-1434 and for conducting preclinical research. Personnel-related costs for the six months ended June 30, 2021 and 2020 included share-based compensation of $1.2 million and $0.2 million, respectively. The increase in other costs was primarily due to an increase in depreciation expense and facilities-related costs.

General and Administrative Expenses

General and administrative expenses were $13.6 million for the six months ended June 30, 2021, compared to $8.3 million for the six months ended June 30, 2020. The increase of $5.3 million was primarily due to a $3.3 million increase in personnel-related costs and a $2.3 million increase in corporate and other costs, partially offset by a decrease of $0.3 million in professional fees. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our general and administrative functions, including in finance, legal, human resources and business development. Personnel-related costs for the six months ended June 30, 2021 and 2020 included share-based compensation of $2.7 million and $0.6 million, respectively. The increase in corporate and other costs was primarily due to increased expenses for general corporate, director and officer insurance.

Other Income (Expense)

Change in Fair Value of Preferred Share Tranche Right Liability. There was no preferred share tranche right liability recorded as of June 30, 2021. The change in fair value of the preferred share tranche right liability was a loss of $32.7 million for the six months ended June 30, 2021. The loss of $32.7 million for the six months ended June 30, 2020 was primarily due to an increase in the fair value of the underlying preferred shares and an increase in the probability of achieving the specified milestones underlying the preferred share tranche rights which occurred in May 2020, partially offset by a reduction in the remaining estimated time period of achievement of the specified milestones underlying the preferred share tranche rights.

Change in Fair Value of Preferred Share Warrant Liability. There was no preferred share warrant liability recorded as of June 30, 2021. The change in fair value of the preferred share warrant liability was a loss of $6.4 million for the six months ended June 30, 2020, which was primarily due to an increase in the fair value of the underlying Class B preferred shares as a result of the fair value increase from the IPO.

Interest Income (Expense), Net. Interest income (expense), net for the six months ended June 30, 2021 and 2020 was $0.2 million for each of the periods.

Refundable Investment Tax Credits. We did not recognize any refundable investment tax credits for the six months ended June 30, 2021. Refundable investment tax credits recognized as other income for the six months ended June 30, 2020 were $0.1 million.

Other Income (Expense), Net. Other income (expense), net was $0.4 million for the six months ended June 30, 2021, compared to $0.1 million for the six months ended June 30, 2020. The net increase of $0.3 million was primarily related to a net increase in realized and unrealized foreign exchange gains.

Provision for Income Taxes

The income tax provision was less than $0.1 million for the six months ended June 30, 2021, compared to $0.2 million for the six months ended June 30, 2020. During the six months ended June 30, 2021 and 2020, our tax provision was related to the income tax obligations of its operating company in the U.S., which typically generates a profit for tax purposes.  For the six months ended June 30, 2021, the provision was reduced by discrete stock compensation items arising in the period.

Liquidity and Capital Resources

Since our inception in 2014, we have not generated any revenue from product sales, and have incurred significant operating losses and negative cash flows from our operations. On June 30, 2020, we completed our IPO of our common shares and issued and sold 12,500,000 shares of our common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs.  Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). From our inception through June 30, 2021, we had received net proceeds of $364.2 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). On July 2, 2021, we entered into the Sales Agreement with Jeffries LLC to issue and sell our common shares up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jeffries LLC will act as our agent. We have not sold any shares under the Sales Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(37,903)	$(13,817)
Net cash used in investing activities	(25,339)	(382)
Net cash provided by financing activities	340	267,747
Net (decrease) increase in cash, cash equivalents and restricted cash	$(62,902)	$253,548

Operating Activities

During the six months ended June 30, 2021, operating activities used $37.9 million of cash, primarily resulting from our net loss of $44.4 million and net cash used by changes in our operating assets and liabilities of $7.6 million, partially offset by non-cash charges of $14.1 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted of a $2.8 million decrease in income tax payable, a $2.7 million decrease in accounts payable, a $1.5 million increase in other non-current assets, a $0.4 million decrease in operating lease liabilities, a $0.4 million decrease in deferred revenue and a $0.4 million increase in prepaid expenses and other current assets, partially offset by a $0.7 million increase in accrued expenses. The decrease in income taxes payable is primarily a result of the payment of $2.6 million in net Irish capital gains tax after the transfer of intellectual property and cash to Canada from Ireland in connection with the planned liquidation of our Irish subsidiary. The decrease in accounts payable and increase in accrued expenses is due to the timing of vendor invoicing and payments. The increase in other non-current assets primarily relates to the $2.1 million payment made to the lessor and recorded as prepaid rent for our manufacturing facility currently under construction in Hamilton, Ontario, offset by a reclassification of $0.8 million from other non-current assets to prepaid expenses and other current assets for the estimate of costs to be incurred over the next 12 months under our collaboration agreement with TRIUMF. The decrease in operating lease liabilities was primarily due to payment of rent for our leased property. The decrease in deferred revenue relates to services performed by us under the combination therapies collaboration with AstraZeneca. The increase in prepaid expenses and other current assets is due to prepayments made during the period.

During the six months ended June 30, 2020, operating activities used $13.8 million of cash, primarily resulting from our net loss of $55.0 million, partially offset by non-cash charges of $40.2 million and net cash provided by changes in our operating assets and liabilities of $0.9 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted of a $1.2 million increase in accrued expenses and a $0.2 million increase in income taxes payable, partially offset by a $0.3 million decrease in accounts payable and a $0.1 million increase in prepaid expenses and other current assets. The increase in accrued expenses was primarily due to increases in our research and development expenses and general and administrative expenses due to the growth in our business as well as the timing of vendor invoicing and payments.

Investing Activities

During the six months ended June 30, 2021, net cash used in investing activities was $25.3 million, consisting of purchases of investments of $132.1 million and purchases of property and equipment of $0.8 million, offset by maturities of investments of $107.6 million.

During the six months ended June 30, 2020, net cash used in investing activities was $0.4 million, consisting of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $0.3 million, consisting of proceeds from issuance of common shares upon exercise of stock options.

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

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

•	the scope, progress, results and costs of researching and developing FPI-1434 and our other product candidates;
•	the timing of, and the costs involved in, obtaining marketing approvals for our current and future product candidates;
•	the number of future product candidates and potential additional indications that we may pursue and their development requirements;
•	the cost of manufacturing our product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization;
•	the cost of strategic investments in manufacturing and supply chain, in particular for the production and supply of actinium-225;
•	the cost and availability of actinium-225 or any other medical isotope we may incorporate into our product candidates;
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

We believe that our existing cash, cash equivalents and investments as of June 30, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

On July 2, 2021, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”) to issue and sell our common shares up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program. We have not sold any shares under the Sales Agreement.

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

During the three and six months ended June 30, 2021, we recognized $0.5 million in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss.

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

The Black-Scholes option-pricing model uses as inputs the fair value of our common shares and assumptions we make for the volatility of our common shares, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. We have historically been a private company and continues to lack sufficient company-specific historical and implied volatility information. Therefore, we estimate our expected share volatility based on the historical volatility of a publicly traded set of peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2021 and December 31, 2020, we had an aggregate cash, cash equivalents, restricted cash and investments balance of $262.4 million and $301.4 million, respectively, which consisted of cash, money market funds, U.S. government agency securities, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority our investments are short-term in nature. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

As of June 30, 2021 and December 31, 2020, we had no debt outstanding and are therefore not subject to interest rate risk related to debt.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. The functional currency of our operating company in Canada, operating company in the U.S. and non-operating company in Ireland is also the U.S. dollar. As a result, we record no cumulative translation adjustments related to translation of unrealized foreign exchange gains or losses.

For the remeasurement of local currencies to the U.S. dollar functional currency of the Canadian and Irish entities, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, and income items and expenses are translated into U.S. dollars at the average exchange rate in effect during the period. Resulting transaction gains (losses) are included in other income (expense), net in the consolidated statements of operations and comprehensive loss, as incurred. During the three and six months ended June 30, 2021 and 2020, recognized transaction gains and losses were insignificant.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact in our internal controls over financial reporting despite our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls including changes to their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common shares involves a high degree of risk. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

The risks described below are not intended to be exhaustive and are not the only risks facing the company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, financial condition, results of operations and future growth prospects.

Please see page ii of this Quarterly Report on Form 10-Q for a summary of the principal risks that we believe are specific to Fusion, followed by more detailed descriptions of all risk factors below, both those that are company-specific, as well as those that are more generally associated with both our industry and ownership of securities in general.

Company Specific Risk Factors

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.

Investment in drug and biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates and our lead product candidate is only in a Phase 1 clinical trial. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have financed our operations primarily through equity financings.

We have incurred significant net losses in each period since our inception in December 2014. For the years ended December 31, 2020 and 2019, we reported net losses of $78.3 million and $16.2 million, respectively. For the six months ended June 30, 2021, we reported a net loss of $44.4 million. As of June 30, 2021, we had an accumulated deficit of $157.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•

continue our research and development efforts and submit biologics license applications, or BLAs, for our lead product candidate and submit investigational new drug applications, or INDs, and BLAs and new drug applications, or NDAs, for our other biologic and drug product candidates, respectively;

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

•

establish a sales, manufacturing, marketing and distribution infrastructure and scale-up manufacturing capabilities, whether alone or with third parties, to commercialize any product candidates for which we may obtain regulatory approval, if any; and

•	expand, maintain and protect our intellectual property portfolio.

Because of the numerous risks and uncertainties associated with drug and biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses we will incur or when, if ever, we will be able to achieve profitability. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop, seek regulatory approval for, and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

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

On June 30, 2020, we completed an initial public offering of our common shares by issuing 12,500,000 shares of our common shares, at $17.00 per share, for gross proceeds of $212.5 million, or net proceeds of approximately $193.1 million. As of June 30, 2021, we had approximately $262.4 million in cash, cash equivalents, restricted cash and investments. Based on our research and development plans, we expect our cash at June 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2023. We will require significant additional amounts of cash in order to continue to develop, launch and commercialize our current and future product candidates to the extent that such launch and commercialization are not the responsibility of a future collaborator that we may contract with in the future. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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

•

the cost and timing of establishing our own manufacturing facilities and manufacturing our product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization;

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

We have not generated any revenue from product sales to date and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from product sales. We do not expect to generate significant product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Other than FPI-1434, all of our product candidates are in the preclinical stages of clinical development and will require additional preclinical studies or clinical development as well as regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. As such, we face significant development risk as our product candidates advance further through preclinical and clinical development. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

•

our ability to demonstrate to the satisfaction of the FDA or similar foreign regulatory authorities the safety, efficacy and acceptable risk-to-benefit profile of our product candidates or any future product candidates;

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

•

our ability, and the ability of third parties with whom we contract, to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

Our future success depends on the successful development of our product candidates, which are designed to treat advanced solid tumors using Targeted Alpha Therapies, or TAT, product candidates, representing a novel approach to radiopharmaceutical therapy. Alpha emitting isotope oncology therapy is relatively new, and only one alpha emitting isotope therapy has been approved in the United States or the European Union and only a limited number of clinical trials of products based on alpha emitting isotope therapies have commenced. As such, it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. In addition, beyond the limited universe of patients treated with Xofigo, an approved radiopharmaceutical for the treatment of treatment resistant prostate cancer, assessments of the long-term safety of targeted alpha emitting isotope therapies in humans have been limited, and there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time. It is difficult for us to predict the time and cost of the development of our product candidates, and we cannot predict whether the application of our technology, or any similar or competitive technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our technology or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved at all. Any of these factors may prevent us from completing our preclinical studies and clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all. In addition, the success of our TATs, including our lead product candidate, will depend on several factors, including the following:

•	sourcing clinical and, if successfully approved for commercial sale, commercial supplies for the materials used to manufacture our product candidates;

•	building-out and scaling up our manufacturing facilities to produce adequate amounts of our product candidates;

•	utilizing imaging analogues or other companion diagnostics to visualize tumor uptake in advance of administering our product candidates, which may increase the risk of adverse side effects;

•	educating medical personnel regarding the potential side effect profile of our product candidates;

•	facilitating patient access to the limited number of facilities able to administer our product candidates, if licensed;

•	using medicines to manage adverse side effects of our product candidates that may not adequately control the side effects or that may have detrimental impacts on the efficacy of the treatment; and

•	establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy.

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

We are very early in our development efforts. FPI-1434, our most advanced product candidate, is still in the early stages of clinical development, and is our only product candidate to have advanced beyond preclinical studies. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	successful completion of preclinical studies;

•	successful initiation of clinical trials;

•	successful patient enrollment in, and completion, of clinical trials;

•	the ability to successfully develop, in-license or otherwise acquire additional targeting molecules for our TATs;

•	receipt and related terms of marketing approvals from applicable regulatory authorities;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•	making and maintaining arrangements with third-party manufacturers, or building and maintaining our own manufacturing capabilities, for both clinical and commercial supplies of our product candidates;

•	establishing sales, marketing and distribution capabilities and successfully launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other cancer therapies;

•	obtaining and maintaining third-party coverage and adequate reimbursement; and

•	maintaining a continued acceptable safety profile of our products following regulatory approval.

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

We intend to develop FPI-1434, and may develop future product candidates, for use in combination with one or more currently approved cancer therapies. For example, in May 2021, we announced that we had entered into a clinical trial collaboration with a subsidiary of Merck to evaluate FPI-1434 in combination with Merck's anti-PD-1 (programmed death receptor-1) therapy, KEYTRUDA® (pembrolizumab), in patients with solid tumors expressing insulin-like growth factor 1 receptor. Even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

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

The research, testing, manufacturing, labeling, licensure, sale, marketing and distribution of biologic products and drugs are subject to extensive regulation by the FDA and similar regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market our product candidates in the United States or in any foreign countries until they receive the requisite marketing approval from the applicable regulatory authorities of such jurisdictions.

The FDA and similar foreign regulatory authorities can delay, limit or deny marketing authorization of our product candidates for many reasons, including:

•

our inability to demonstrate to the satisfaction of the FDA or similar foreign regulatory authority that any of our product candidates are safe, potent and pure, or safe and effective, for their proposed indication;

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

•

the potential for approval policies or regulations of the FDA or similar foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for marketing approval; or

•

the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA, NDA, or other comparable submission in foreign jurisdictions or to obtain approval of our product candidates in the United States or elsewhere.

Any of these factors, many of which are beyond our control, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects. Of the large number of biologic and drug product candidates in development, only a small percentage successfully complete the FDA or similar regulatory approval processes and are commercialized. Even if we eventually complete clinical testing and receive marketing authorization from the FDA or similar foreign regulatory authorities for any of our product candidates, the FDA or similar foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or similar foreign regulatory agency also may approve our product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA similar other foreign regulatory agency, may not approve our product candidates with the labeling that we believe is necessary or desirable for the successful commercialization of such product candidates.

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

Our preclinical studies and clinical trial may fail to adequately demonstrate the safety, potency and purity, or safety and effectiveness, of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.

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

Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety, potency and purity, or safety and effectiveness, necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. In some instances, there can be significant variability in results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants.

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

We have never commercialized a product candidate and may experience delays or unexpected difficulties in obtaining regulatory approval for our current and future product candidates.

We have never obtained regulatory approval for, or commercialized, a biologic or drug. It is possible that the FDA may refuse to accept any or all of our planned BLAs or NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any product candidates. If the FDA does not approve any of our planned BLAs or NDAs, it may require that we conduct additional costly clinical trials, preclinical studies or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any BLA, NDA, or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any BLA, NDA, or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in foreign jurisdictions.

Since the number of patients that we plan to enroll in our on-going Phase 1 clinical trial of FPI-1434 is small, the results from such clinical trial, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.

In our on-going Phase 1 clinical trial of FPI-1434, we are evaluating the safety and tolerability of FPI-1434 in patients with advanced refractory solid tumors to determine the maximum tolerated dose of FPI-1434. We plan to enroll up to 30 patients across five cohorts with an advanced solid tumor that is refractory to all standard treatment. The preliminary results of clinical trials with smaller sample sizes, such as our Phase 1 clinical trial of FPI-1434, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. In addition, our tumor agnostic clinical trial design, together with the small sample size, may not allow us to enroll a sufficient number of patients with tumor types most likely to respond to our treatment. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of FPI-1434 with a larger sample size, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1 clinical trial.

Our product candidates may cause adverse events, undesirable side effects or have other properties that could halt their preclinical or clinical development, prevent, delay, or cause the withdrawal of their regulatory approval, limit their commercial potential, or result in significant negative consequences, including death of patients. If any of our product candidates receive marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any potential future collaborators, to market the biologic or drug could be compromised.

As with most biologic and drug products, use of our product candidates could be associated with undesirable side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials.

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

Our business could be adversely affected by health epidemics in regions where we have clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 pandemic has spread globally. In the United States and Canada, travel bans and government stay-at-home orders have caused widespread disruption in business operations and economic activity. Governmental authorities around the world have implemented measures to reduce the spread of COVID-19, and variants thereof, including in the United States and in Canada. These measures, including suggested or mandated “shelter-in-place” orders, have adversely affected workforces, customers, economies, and financial markets.

In response to these public health directives and orders and to help minimize the risk of the virus to our employees, we have taken precautionary measures, including implementing work-from-home policies for certain employees. The effects of the executive order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines and any future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Specifically, we have experienced material delays in patient recruitment and enrollment in our ongoing Phase 1 clinical trial of FPI-1434. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, financial condition and results of operations, including our ability to obtain financing.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19, or variants thereof, or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.

In addition, our clinical trial of FPI-1434 and any future clinical trials have been and may be further affected by the COVID-19 pandemic, including:

•

delays or difficulties in enrolling patients in the clinical trial, including patients who may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services or who may have concerns about participating in clinical trials during a public health emergency;

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

While we have completed enrollment and dosing in the third cohort of our ongoing Phase 1 clinical trial of FPI-1434, we may not be able to enroll additional patient cohorts on our planned timeline due to disruptions at our clinical trial sites or due to concerns among patients about participating in clinical trials during a public health emergency. At this time, we are currently unable to predict when we will be able to fully resume clinical activities for FPI-1434 or any other preclinical and clinical programs. The global outbreak of COVID-19, including variants thereof, continues to rapidly evolve. The full extent to which the COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, or variants thereof, the duration of the outbreak, vaccination rates, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Risks Related to Our Reliance on Third Parties and Manufacturing

Presently, some of our product candidates are biologics and the manufacture of such product candidates is complex. Until we complete the construction of our own manufacturing facility, we rely, and will continue to rely, on third parties to manufacture our lead product candidate for our ongoing clinical trial and our preclinical studies as well as any preclinical studies or clinical trials of our future product candidates that we may conduct. We also expect to rely on third parties for the commercial manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product supplies or product candidates, or fail to do so at acceptable quality levels or prices.

Presently, some of our product candidates are biologics and the process of manufacturing them is complex, highly regulated and subject to multiple risks. As a result of these complexities, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds, and the manufacturing process for biologics is less reliable and is more difficult to reproduce. In addition, manufacturing our product candidates will require many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability failures or other issues relating to the manufacture of our product candidates will not occur in the future. Further, as product candidates are developed through preclinical to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

Although we are currently in the process of establishing our own manufacturing facility, we currently intend to continue to rely on outside vendors to manufacture supplies and process our product candidates for preclinical studies and clinical trials under the guidance of our management team. Our manufacturing process may be more difficult or expensive than the approaches currently in use. We may make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will not result in significantly different products that may not be as safe and effective as any product candidates deployed by our third-party research institution collaborators.

We are substantially dependent on third-party entities for supply our raw material and manufacturing. To date, we have obtained the actinium for our Phase 1 clinical trial of FPI-1434 from the U.S. Department of Energy, or DoE. The raw material for our TATs is shipped to the CPDC and Cardinal Health 141, LLC, or Cardinal Health, which manufacture the product candidate.

Until we establish our own manufacturing facility, we expect to rely on third-party manufacturers or third-party collaborators for the manufacture of our product candidates and for commercial supply of any of our product candidates for which we or any of our potential future collaborators obtain marketing approval. We may be unable to maintain agreements with our existing third-party manufacturers, or to establish additional agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•

the number of potential manufacturers is limited and any new manufacturers are subject to the FDA’s review and approval of a supplemental BLA or NDA. This approval would require new testing and may require pre-approval inspections of the new manufacturer by the FDA. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products;

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

In addition, if any third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original third-party manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change our third-party manufacturer for any reason, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidate that such third-party manufacturer owns independently. This would increase our reliance on such third-party manufacturers or require us to obtain a license from such third-party manufacturer in order to have another third-party manufacturer manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

The facilities used by our contract manufacturers to manufacture our product candidates may be subject to inspections that will be conducted after we submit our BLA or NDA to the FDA. We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations. Any product candidates that we may develop may compete with product candidates of other companies for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. In order to advance our current or future products through further stages of clinical development, we will need to produce the Fast-Clear linker and bifunctional chelate in compliance with cGMP regulations, or find a third-party manufacturer that is capable of doing so. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our drugs and harm our business and results of operations.

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

We are currently in the process of establishing our own manufacturing facility and infrastructure in addition to relying on CDMOs for the manufacture of our product candidates, which will be costly, time-consuming, and which may not be successful.

In June 2021, we entered into a lease agreement with McMaster University for approximately 27,000 square feet of space at our current headquarters for the purpose of establishing a manufacturing facility in addition to our reliance on contract manufacturers for the manufacture of drug substance and drug product for preclinical and clinical needs. We expect that construction of our own manufacturing facility will provide us with enhanced control of material supply for preclinical studies, clinical trials, and commercialization, enable the more rapid implementation of process changes, and allow for better long-term margins if any of our product candidates successfully complete clinical trials and receive marketing approval. However, we have no experience as a company in the construction or operation of a manufacturing facility and may never be successful in building our own manufacturing facility or capabilities. As a result, we will also need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, manufacture and eventual commercialization, if approved, of our product candidates. We, as a company, have no experience in setting up, building or managing a manufacturing facility. If we fail to complete the planned facility in an efficient manner, or fail to recruit the required personnel and generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

We also may encounter problems hiring and retaining the experienced scientific, quality-control, and manufacturing personnel needed to operate our manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.

Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs.

We do not have experience as a company managing a manufacturing facility.

Operating our own manufacturing facility will require significant resources, and we do not have experience as a company in managing a manufacturing facility. In part because of this lack of experience, we cannot be certain that our manufacturing plans will be completed on time, if at all, or if manufacturing of product candidates from our own manufacturing facility for our planned clinical trials will begin or be completed on time, if at all. In part because of our inexperience, we may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance, and qualified personnel. In addition, if we switch from our current contract manufacturers to our own manufacturing facility for one or more of our product candidates in the future, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. Failure to successfully obtain and operate our planned manufacturing facility could adversely affect the commercial viability of our product candidates.

We may be unable to obtain a sufficient supply of radioisotopes to support clinical development or at commercial scale.

Indium-111, or 111In, is a key component of our FPI-1547 imaging analogue. We source medical grade 111In from a single source. Currently, we believe there is sufficient supply of 111In to advance our ongoing FPI-1434 Phase 1 clinical trial, support additional trials we may undertake utilizing 111In and for commercialization of FPI-1434. We continually evaluate 111In manufacturers and suppliers and intend to have redundant suppliers prior to the commercial launch of FPI-1434, if approved. While we consider 111In to be readily available, there can be no guarantee that we will be able to secure another 111In supplier or obtain on terms that are acceptable to us. 225Ac is a key component of our FPI-1434 product candidate and will be essential in converting IPN-1087 to the anticipated alpha-emitting radiopharmaceutical FPI-2059, as well as other product candidates that we might consider for development with the 225Ac payload. Although we believe there are adequate quantities of 225Ac available today to meet our current needs via our present suppliers, the DoE and TRIUMF Innovations, Inc., we may encounter supply shortages which could affect our business operations and results of operations. Our contract for supply of this isotope from the DoE must be renewed upon the end of its term, and the current contract extends through January 2022. There can be no assurance that the DoE will renew the contract or that change its policies that allow for the sale of isotope to us. Failure to acquire sufficient quantities of medical grade 225Ac would make it impossible to effectively complete clinical trials and to commercialize any 225Ac-based product candidates that we may develop and would materially harm our business.

Our ability to conduct clinical trials to advance our product candidates is dependent on our ability to obtain the radioisotopes 111In, 225Ac and other isotopes we may choose to utilize in the future. Currently, we are dependent on third-party manufacturers and suppliers for our isotopes, although, on June 2, 2021, we announced that we had entered a 15-year lease agreement with Hamilton, Ontario-based McMaster University to build a cGMP-compliant radiopharmaceutical manufacturing facility. However, we do not expect this facility to be operational until 2024. In the meantime, we must rely on our third-party manufacturers and suppliers. These suppliers may not perform their contracted services or may breach or terminate their agreements with us. Our suppliers are subject to regulations and standards that are overseen by regulatory and government agencies and we have no control over our suppliers’ compliance to these standards. Failure to comply with regulations and standards may result in their inability to supply isotope could result in delays in our clinical trials, which could have a negative impact on our business. We have developed intellectual property, know-how and trade secrets related to the manufacturing process of 225Ac.  We expect to continue to rely on third-party suppliers as we currently do even after the expected completion of our manufacturing facility in 2024.

We rely on third parties to conduct our current and planned clinical trials and plan to rely on third parties to conduct future clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We depend and will continue to depend on independent investigators and collaborators, such as medical institutions, CROs, contract manufacturing organizations, or CMOs, and strategic partners to conduct our preclinical studies and clinical trials, including our current Phase 1 clinical trial in FPI-1434 and planned Phase 1 clinical trial of FPI-1966. We expect to have to negotiate budgets and contracts with CROs, trial sites and CMOs which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good clinical practices, or GCPs, which are regulations and guidelines enforced by the

FDA and similar foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or similar foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic or drug product produced under cGMP regulations, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We have not previously submitted a BLA or NDA to the FDA or similar marketing applications to similar foreign regulatory authorities. A BLA or NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency for biologics, or safety and effectiveness for drugs, for each desired indication. The BLA or NDA must also include significant information regarding the manufacturing controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, we believe any future BLAs will be reviewed primarily by the FDA’s Center for Drug Evaluation and Research, or CDER, but that CDER will seek consultation or review by the FDA’s Center for Biologics Evaluation and Research and Center for Devices and Radiological Health, or CDRH. In addition, we believe any future NDAs will be reviewed primarily by CDER, but that CDER will seek consultation or review by CDRH. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and regulatory approval may not be obtained.

Securing regulatory approval also requires the submission of information about the biologic and drug manufacturing process and inspection of manufacturing facilities by the relevant regulatory authority. The FDA or similar foreign regulatory authorities may fail to approve our manufacturing processes or facilities, whether run by us or our CMOs. In addition, if we make manufacturing changes to our product candidates in the future, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions.

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

We may seek breakthrough therapy designation for some or all of our future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, sponsors may obtain more frequent interaction with and communication with the FDA to help to identify the most efficient path for clinical development. Drugs or biologics designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.

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

We may seek accelerated approval of FPI-1434 and for future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

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

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including most recently from December 22, 2018 to January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed.  In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.

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

Following potential approval of any of our current or future product candidates, the FDA or similar foreign regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a risk evaluation and mitigation strategy in order to license our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or similar foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs, for any clinical trials that we conduct post-approval. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, NDA, other marketing application and previous responses to inspectional observations. Additionally, manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Even if we receive marketing approval, coverage and adequate reimbursement may not be available for FPI-1434 or our other product candidates, which could make it difficult for us to sell the product profitably.

Market acceptance and sales of FPI-1434 or our other product candidates, if approved, will depend in part on the extent to which reimbursement for these products and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Obtaining coverage and adequate reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor.

Patients who are prescribed products for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. Third-party payors decide which therapies they will pay for and establish reimbursement levels. While no uniform policy for coverage and reimbursement exists in the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for FPI-1434 or our other product candidates will be made on a payor-by-payor basis. Therefore, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved.

Factors that payors consider when determining reimbursement are based on whether the product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs and biological products, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. In addition, because FPI-1434 and our other product candidates require the product to be physician-administered, separate reimbursement for the products themselves may or may not be available. Instead, the administering physician may only be reimbursed for providing the treatment or procedure in which our products are used.

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

Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize FPI-1434 or any of our other product candidates.

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

Legislative or regulatory healthcare reforms in the United States and other countries may make it more difficult and costly for us to obtain regulatory clearance or approval of FPI-1434 or our other product candidates and to produce, market and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in the U.S. Congress or other countries that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, regulations and guidance are often revised or reinterpreted by the FDA and similar regulatory authorities in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of FPI-1434 or our other product candidates. Such changes could, among other things, require:

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

In addition, on July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, work with states and tribes to safely import prescription drugs from Canada and to continue to clarify and improve the approval framework for generic drugs and biosimilars, including the standards for interchangeability of biological products, facilitate the development and approval of biosimilar and interchangeable products, clarify existing requirements and procedures related to the review and submission of BLAs, and identify and address any efforts to impede generic drug and biosimilar competition.

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

As is the case with other drug and biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the drug and biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has passed wide-ranging patent reform legislation under the AIA. Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. We cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our patents. Similarly, any adverse changes in the patent laws of other jurisdictions could have a material adverse effect on our business and financial condition. Changes in the laws and regulations governing patents in other jurisdictions could similarly have an adverse effect on our ability to obtain and effectively enforce our patent rights.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protections, particularly those relating to drug and biopharmaceutical products. This difficulty with enforcing patents could make it difficult for us to stop the infringement of our patents or marketing of competing products otherwise generally in violation of our proprietary rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

We conduct our operations at our facilities in Hamilton, Ontario and Boston, Massachusetts. These regions are headquarters to many other drug and biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Changes to U.S., Canadian or similar foreign immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to U.S., Canadian or similar foreign immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. or Canadian citizens.

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

As of June 30, 2021, we had 65 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, the stock market in general, and The Nasdaq Global Select Market and  drug and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common shares, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, financial condition and results of operations.

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

Our executive officers, directors, and 5% shareholders beneficially own a significant portion of our common shares. Therefore, these shareholders may have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.

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

We have incurred, and will continue to incur, significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we have incurred, and will continue to incur, significant legal, accounting, insurance and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the Securities and Exchange Commission, or SEC, and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say-on-pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Shareholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

The rules governing passive foreign investment companies, or PFICs, can have adverse effects on holders of our common shares who, for U.S. federal income tax purposes, are a beneficial owner of common shares and are (i) an individual who is a citizen or resident of the United States; (ii) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust if (1) a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust or (2) the trust has a valid election to be treated as a U.S. person under applicable U.S. Treasury Regulations (each such holder, a “U.S. Holder”).for U.S. federal income tax purposes.

Generally, if, for any taxable year, at least 75% of our gross income is passive income (the “income test”), or at least 50% of the value of our assets (generally, using a quarterly average) is attributable to assets that produce passive income or are held for the production of passive income (including cash) (the “asset test”), we would be characterized as a PFIC for U.S. federal income tax purposes. The determination of whether we are a PFIC, which must be made annually after the close of each taxable year, depends on the particular facts and circumstances and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Our status as a PFIC will depend on the composition of our income and the composition and value of our assets (including goodwill and other intangible assets), which will be affected by how, and how quickly, we spend any cash that is raised in any financing transaction. As a publicly traded CFC or not a CFC for such year, the value of our assets generally may be determined by reference to the market value of our common shares, which may be volatile. Moreover, our ability to earn specific types of income that will be treated as non-passive for purposes of the PFIC rules is uncertain with respect to future years. We do currently not believe we were classified as a PFIC for our taxable year ended December 31, 2020 and it is uncertain whether we will be a PFIC for our taxable year ending December 31, 2021 or future taxable years, however, we cannot provide any assurances regarding our PFIC status for any past, current or future taxable years.

If we are a PFIC during a U.S. Holder’s holding period, such U.S. Holder would be subject to adverse U.S. federal income tax consequences, such as ineligibility for certain preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements under U.S. federal income tax laws and regulations. A U.S. Holder may in certain circumstances mitigate adverse tax consequences of the PFIC rules by filing an election to treat the PFIC as a qualified electing fund, or QEF, or, if shares of the PFIC are “marketable stock” for purposes of the PFIC rules, by making a mark-to-market election with respect to the shares of the PFIC. We will determine our PFIC status at the end of each taxable year and will satisfy any applicable record keeping and reporting requirements that apply to a QEF, including providing to you, for each taxable year that we determine we are or, in our reasonable determination, may be a PFIC (in which case we will also determine the PFIC status of each of our subsidiaries), a PFIC Annual Information Statement containing information necessary for you to make a QEF Election with respect to us and any subsidiary that we determine to be a PFIC, or a Subsidiary PFIC, in which we own a controlling interest. In addition, we intend to provide to you such a PFIC Annual Information Statement with respect to any Subsidiary PFIC in which we do not own a controlling interest. We may elect to provide such information on our website. We can provide no assurances that we will provide all necessary information for you to make a QEF Election with respect to any Subsidiary PFIC in which we do not own a controlling interest. You are urged to consult your tax advisors regarding our PFIC status and the PFIC status of our subsidiaries, the potential consequences to you if we or our subsidiaries were or were to become a PFIC, including the availability, and advisability, of, and procedure for making, QEF elections.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On April 1, 2021, the Company closed the Ipsen Agreement for the acquisition of Ipsen’s intellectual property and assets related to IPN-1087 and concurrently entered into a share purchase agreement with Ipsen, pursuant to which the Company issued an aggregate of 600,000 common shares to Ipsen, representing the initial purchase price of 400,000 shares and an additional 200,000 shares issuable due to the achievement of a patent-related milestone which occurred prior to the closing.

The common shares issued to Ipsen were issued in reliance upon the exemptions from registration afforded by Section 4(a)(2) of the Securities Act and Regulation S and/or Rule 506 of Regulation D promulgated thereunder.

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

10.1*

Lease Agreement by and between the Company and McMaster University, dated June 1, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2021 (File No. 001-39344) and incorporated herein by reference)

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Previously filed.
**	Filed herewith.
#

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fusion Pharmaceuticals Inc.

Date: August 10, 2021	By:	/s/ John Valliant
John Valliant
Chief Executive Officer

Date: August 10, 2021	By:	/s/ John Crowley
John Crowley
Chief Financial Officer