Form 10-Q
period 2021-09-30
Fusion Pharmaceuticals Inc.
filed 2021-11-09
CIK 1805890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, the registrant had 43,066,219 common shares, with no par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$38,379	$90,517
Accounts receivable	300	—
Short-term investments	154,238	131,882
Prepaid expenses and other current assets	9,423	5,340
Restricted cash	669	425
Total current assets	203,009	228,164
Property and equipment, net	2,460	1,967
Deferred tax assets	1,324	653
Restricted cash	1,222	1,466
Long-term investments	45,554	77,082
Operating lease right-of-use assets	6,946	—
Other non-current assets	7,788	1,344
Total assets	$268,303	$310,676
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,803	$3,399
Accrued expenses	6,146	4,659
Income taxes payable	—	2,799
Deferred revenue	2,287	1,000
Operating lease liabilities	1,327	—
Total current liabilities	13,563	11,857
Deferred rent, net of current portion	—	11
Income taxes payable, net of current portion	295	295
Deferred revenue, net of current portion	2,167	4,000
Operating lease liabilities, net of current portion	5,783	—
Total liabilities	21,808	16,163
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common shares, no par value, unlimited shares authorized as of September 30, 2021 and December 31, 2020; 43,066,219 and 41,725,797 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	423,446	407,672
Accumulated other comprehensive income	63	44
Accumulated deficit	(177,014)	(113,203)
Total shareholders’ equity	246,495	294,513
Total liabilities and shareholders’ equity	$268,303	$310,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$325	$—	$846	$—
Operating expenses:
Research and development	12,684	4,529	44,546	12,231
General and administrative	7,156	5,790	20,762	14,105
Total operating expenses	19,840	10,319	65,308	26,336
Loss from operations	(19,515)	(10,319)	(64,462)	(26,336)
Other income (expense):
Change in fair value of preferred share tranche right liability	—	—	—	(32,722)
Change in fair value of preferred share warrant liability	—	—	—	(6,399)
Interest income (expense), net	107	80	300	249
Refundable investment tax credits	—	41	—	139
Other income (expense), net	27	20	406	148
Total other income (expense), net	134	141	706	(38,585)
Loss before (provision) benefit for income taxes	(19,381)	(10,178)	(63,756)	(64,921)
Income tax (provision) benefit	(48)	185	(55)	(27)
Net loss	(19,429)	(9,993)	(63,811)	(64,948)
Unrealized (loss) gain on investments	(274)	(1)	19	(1)
Comprehensive loss	(19,703)	(9,994)	(63,792)	(64,949)
Reconciliation of net loss to net loss attributable to common shareholders:
Net loss	(19,429)	(9,993)	(63,811)	(64,948)
Dividends paid to preferred shareholders in the form of warrants issued	—	—	—	(1,382)
Net loss attributable to common shareholders	$(19,429)	$(9,993)	$(63,811)	$(66,330)
Net loss per share attributable to common shareholders—basic and diluted	$(0.45)	$(0.24)	$(1.50)	$(4.30)
Weighted-average common shares outstanding—basic and diluted	43,022,762	41,682,797	42,441,091	15,422,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF NON-CONTROLLING INTEREST, CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Non-Controlling Interest in Fusion Pharmaceuticals (Ireland)	Class A and B Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity
	Limited	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balances at December 31, 2020	$—	—	$—	41,725,797	$—	$407,672	$(113,203)	$44	$294,513
Issuance of common shares upon exercise of stock options	—	—	—	119,384	—	130	—	—	130
Share-based compensation expense	—	—	—	—	—	1,718	—	—	1,718
Unrealized gain on investments	—	—	—	—	—	—	—	239	239
Net loss	—	—	—	—	—	—	(17,529)	—	(17,529)
Balances at March 31, 2021	$—	—	$—	41,845,181	$—	$409,520	$(130,732)	$283	$279,071
Issuance of common shares pursuant to asset purchase agreements	—	—	—	600,000	—	8,924	—	—	8,924
Issuance of common shares upon exercise of stock options	—	—	—	175,918	—	210	—	—	210
Share-based compensation expense	—	—	—	—	—	2,145	—	—	2,145
Unrealized gain on investments	—	—	—	—	—	—	—	54	54
Net loss	—	—	—	—	—	—	(26,853)	—	(26,853)
Balances at June 30, 2021	$—	—	$—	42,621,099	$—	$420,799	$(157,585)	$337	$263,551
Issuance of common shares pursuant to asset purchase agreements	—	—	—	313,359	—	—	—	—	—
Issuance of common shares under ESPP	—	—	—	15,596	—	124	—	—	124
Issuance of common shares upon exercise of stock options	—	—	—	116,165	—	149	—	—	149
Share-based compensation expense	—	—	—	—	—	2,374	—	—	2,374
Unrealized loss on investments	—	—	—	—	—	—	—	(274)	(274)
Net loss	—	—	—	—	—	—	(19,429)	—	(19,429)
Balances at September 30, 2021	$—	—	$—	43,066,219	$—	$423,446	$(177,014)	$63	$246,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF NON-CONTROLLING INTEREST, CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY (DEFICIT) – CONTINUED

(In thousands, except share amounts)

(Unaudited)

	Non-Controlling Interest in Fusion Pharmaceuticals (Ireland)	Class A and B Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Limited	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balances at December 31, 2019	$20,961	73,125,790	$71,592	1,929,555	$—	$1,286	$(34,774)	$—	$(33,488)
Issuance of Class B convertible preferred shares and Class B preferred share tranche right, net of issuance costs of $93	—	6,598,917	9,907	—	—	—	—	—	—
Initial fair value of Class B convertible preferred share tranche right liability	—	—	(1,105)	—	—	—	—	—	—
Issuance of warrants to purchase Class B convertible preferred shares and Class B preferred exchangeable shares as a non-cash dividend to preferred shareholders	—	—	—	—	—	(1,286)	(96)	—	(1,382)
Share-based compensation expense	—	—	—	—	—	358	—	—	358
Net loss	—	—	—	—	—	—	(10,222)	—	(10,222)
Balances at March 31, 2020	$20,961	79,724,707	$80,394	1,929,555	$—	$358	$(45,092)	$—	$(44,734)
Issuance of Class B convertible preferred shares and Class B preferred share tranche right, net of issuance costs of $6	—	36,806,039	55,769	—	—	—	—	—	—
Issuance of Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited and Class B preferred share tranche right, net of issuance costs of $2	6,722	—	—	—	—	—	—	—	—
Reclassification of Class B convertible preferred share and preferred exchangeable share tranche right liability upon settlement	4,257	—	35,311	—	—	—	—	—	—
Conversion of Class A and B preferred exchangeable shares into Class A and B convertible preferred shares	(31,940)	28,874,378	31,940	—	—	—	—	—	—
Conversion of Class A and B convertible preferred shares into common shares	—	(145,405,124)	(203,414)	27,234,489	—	203,414	—	—	203,414
Conversion of convertible preferred share warrants into common share warrants	—	—	—	—	—	7,781	—	—	7,781
Issuance of common shares upon closing of initial public offering, net of offering costs and underwriter fees of $19,447	—	—	—	12,500,000	—	193,053	—	—	193,053
Share-based compensation expense	—	—	—	—	—	426	—	—	426
Net loss	—	—	—	—	—	—	(44,733)	—	(44,733)
Balances at June 30, 2020	$—	—	$—	41,664,044	$—	$405,032	$(89,825)	$—	$315,207
Issuance of common shares upon exercise of common share warrants	—	—	—	38,340	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	1,241	—	—	1,241
Unrealized loss on investments	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	(9,993)	—	(9,993)
Balances at September 30, 2020	$—	—	$—	41,702,384	$—	$406,273	$(99,818)	$(1)	$306,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(63,811)	$(64,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,237	2,025
Depreciation and amortization expense	450	373
Non-cash lease expense	793	3
Change in fair value of preferred share tranche right liability	—	32,722
Change in fair value of preferred share warrant liability	—	6,399
Amortization of premiums (accretion of discounts) on investments, net	1,361	24
Deferred tax benefit	(670)	(28)
Common shares issued to acquire in-process research & development	8,924	—
Foreign exchange loss	5	—
Changes in operating assets and liabilities:
Accounts receivable	(300)	—
Prepaid expenses and other current assets	(4,110)	(3,792)
Other non-current assets	(6,227)	(521)
Accounts payable	413	150
Accrued expenses	1,487	1,025
Deferred revenue	(546)	—
Income taxes payable	(2,800)	(117)
Operating lease liabilities	(619)	—
Net cash used in operating activities	(59,413)	(26,685)
Cash flows from investing activities:
Purchases of investments	(157,424)	(54,286)
Maturities of investments	165,255	—
Purchases of property and equipment	(953)	(1,063)
Net cash provided by (used in) investing activities	6,878	(55,349)
Cash flows from financing activities:
Proceeds from issuance of Class B convertible preferred shares and Class B preferred share tranche right, net of issuance costs	—	65,676
Proceeds from issuance of Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited and Class B preferred share tranche right, net of issuance costs	—	6,722
Proceeds from the issuance of common shares upon closing of initial public offering, net of underwriter fees	—	197,625
Payment of offering costs	(216)	(4,572)
Proceeds from issuance of common shares upon exercise of stock options and ESPP	613	—
Net cash provided by financing activities	397	265,451
Net (decrease) increase in cash, cash equivalents and restricted cash	(52,138)	183,417
Cash, cash equivalents and restricted cash at beginning of period	92,408	67,121
Cash, cash equivalents and restricted cash at end of period	$40,270	$250,538
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,739	$280
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,166	$—
Increase in right-of-use assets and operating lease liabilities from operating lease modifications	$911	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$25	$—
Issuance of warrants to purchase Class B preferred shares and Class B preferred exchangeable shares as a non-cash dividend to preferred shareholders	$—	$1,382
Deferred offering costs included in accounts payable and accrued expenses	$60	$—

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiary, Fusion Pharmaceuticals US Inc. The Company’s Irish subsidiary, Fusion Pharmaceuticals (Ireland) Unlimited Company, was majority-owned until June 2020 at which time it became a wholly-owned subsidiary and was subsequently re-registered in Ireland as an unlimited company in December 2020. As a result of consolidating the Irish subsidiary as majority-owned until June 2020, the Company reflected a non-controlling interest on the consolidated balance sheet; however, the Company did not recognize a non-controlling interest in the consolidated statements of operations and comprehensive loss as the majority-owned subsidiary had no operating activities and was an extension of the parent company. The Company's Irish subsidiary was liquidated and dissolved in September 2021. All intercompany accounts and transactions have been eliminated in consolidation.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of its convertible preferred shares, including borrowings under a convertible promissory note, which converted into convertible preferred shares, proceeds from sales of its Irish subsidiary’s preferred exchangeable shares, and most recently with the proceeds from the IPO completed in June 2020. The Company has incurred recurring losses since its inception, including net losses of $19.4 million and $63.8 million for the three and nine months ended September 30, 2021, respectively and net losses of $10.0 million and $64.9 million for the three and nine months ended September 30, 2020, respectively. In addition, as of September 30, 2021, the Company had an accumulated deficit of $177.0 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

The Company is monitoring the potential impact of the COVID-19 pandemic, including variants thereof, on its business and condensed consolidated financial statements. To date, the Company has not incurred impairment losses in the carrying values of its assets as a result of the pandemic and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statement of operations and comprehensive loss, and the condensed consolidated statement of non-controlling interest, convertible preferred shares and shareholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021 and the results of its operations for three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

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

During the three and nine months ended September 30, 2021, the Company recorded less than ($0.1) million and $0.1 million, respectively, of foreign currency gains (losses) in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2020, the Company recorded less than ($0.1) million of foreign currency losses in the condensed consolidated statements of operations and comprehensive loss for both periods.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of standard checking accounts, money market accounts, and all highly liquid investments with an original maturity of three months or less at the date of purchase.

As of September 30, 2021 and December 31, 2020, the Company was required to maintain separate cash balances of $0.3 million to collateralize corporate credit cards with a bank, which was classified as restricted cash, current, on its condensed consolidated balance sheets. The Company also maintained a $0.1 million guaranteed investment certificate to fulfill certain contractual obligations which was classified as restricted cash, current, as of September 30, 2021 and December 31, 2020.

In connection with the Company’s lease agreement entered into in October 2019 (see Note 13), the Company maintains a letter of credit of $1.5 million for the benefit of the landlord. As of September 30, 2021, $0.3 million and $1.2 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2020, the entire underlying cash balance collateralizing this letter of credit was classified as restricted cash, non-current, on the Company’s condensed consolidated balance sheets.

As of September 30, 2021 and December 31, 2020, the cash, cash equivalents and restricted cash of $40.3 million and $92.4 million, respectively, presented in the condensed consolidated statements of cash flows included cash and cash equivalents of $38.4 million and $90.5 million, respectively, and restricted cash of $1.9 million for both periods.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction to the carrying value of the preferred exchangeable shares or convertible preferred shares or in shareholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. The Company recorded $0.3 million of deferred offering costs as of September 30, 2021 in other non-current assets and did not record any deferred offering costs as of December 31, 2020.

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

For the three and nine months ended September 30, 2021, the Company recorded $0.3 million and $0.8 million, respectively, of revenue under collaboration agreements. Please refer to Note 3, “Collaboration Agreement” for additional details regarding revenue recognition under the AstraZeneca Agreement.

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

The Class B preferred share tranche right liability (see Note 8) was settled in connection with the achievement of the regulatory milestone associated with the Class B preferred share tranche right. Specifically, the fair value of the Class B preferred share tranche right liability was remeasured for the last time as of the Milestone Financing closing date, resulting in the Company recognizing a loss in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020 of $32.7 million for the change in the fair value of the tranche right liability between December 31, 2019 and June 2, 2020. Immediately thereafter, the balance of the Class B preferred share tranche right liability of $39.6 million was reclassified to Class B convertible preferred shares in an amount of $35.3 million and to non-controlling interest in the Company’s Irish subsidiary in an amount of $4.3 million on the consolidated balance sheet. For the nine months ended September 30, 2020, the Company recognized a loss of $32.7 million in the condensed consolidated statement of operations and comprehensive loss for the change in the fair value of the tranche right liability.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. For the three and nine months ended September 30, 2021 and 2020, unrealized gains and losses on investments are included in other comprehensive income (loss) as a component of shareholders’ equity (deficit) until realized.

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

The Company’s convertible preferred shares contractually entitle the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common shareholders, such losses are not allocated to such participating securities. In periods in which the Company reported a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common shareholders for the three and nine months ended September 30, 2021 and 2020.

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

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense.  For the three and nine months ended September 30, 2021, the Company incurred $1.6 million and $2.0 million, respectively, in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $0.8 million and $1.0 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs.  As of September 30, 2021, the Company recorded $0.9 million due from AstraZeneca for reimbursement of shared costs in prepaid expenses and other current assets.

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

The following table presents changes in the Company’s contract assets and liabilities for the nine months ended September 30, 2021 (in thousands):

	Balance as of			Balance as of
	December 31, 2020	Additions	Deductions	September 30, 2021
Contract assets:
Accounts receivable	$—	$300	$—	$300
Contract liabilities:
Deferred revenue	$5,000	$—	$(546)	$4,454

During the three and nine months ended September 30, 2021 and 2020, the Company recognized the following revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$146	$—	$546	$—

The current portion of deferred revenue and deferred revenue, net of current portion, are $2.3 million and $2.2 million as of September 30, 2021, respectively, which reflects the Company’s estimate of the revenue it expects to recognize within the next 12 months and beyond 12 months, respectively.  The Company expects to recognize the revenue associated with the AstraZeneca Agreement in subsequent periods through the year ending December 31, 2024.
4.	Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements as of September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$12,040	$—	$—	$12,040
U.S. Government agencies	—	10,949	—	10,949
Investments:
Commercial paper	—	24,788	—	24,788
Corporate bonds	—	28,365	—	28,365
Municipal bonds	—	17,021	—	17,021
Canadian Government agencies	—	5,682	—	5,682
U.S. Government agencies	—	123,936	—	123,936
	$12,040	$210,741	$—	$222,781

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$19,277	$—	$—	$19,277
Commercial paper	—	1,000	—	1,000
Corporate bonds	—	950	—	950
Canadian Government agencies	—	2,347	—	2,347
Investments:
Commercial paper	—	34,471	—	34,471
Corporate bonds	—	26,857	—	26,857
Municipal bonds	—	1,090	—	1,090
Canadian Government agencies	—	9,457	—	9,457
U.S. Government agencies	—	137,089	—	137,089
	$19,277	$213,261	$—	$232,538

During the nine months ended September 30, 2021 and the year ended December 31, 2020, there were no transfers between Level 1, Level 2 and Level 3.

5.	Investments

Investments consisted of the following (in thousands):

	September 30, 2021
	Amortized Cost	Fair Value
Due within one year or less	$154,155	$154,238
Due after one year through three years	45,574	45,554
	$199,729	$199,792

	December 31, 2020
	Amortized Cost	Fair Value
Due within one year or less	$131,857	$131,882
Due after one year through three years	77,063	77,082
	$208,920	$208,964

As of September 30, 2021, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$24,787	$1	$—	$24,788	$24,788	$—
Corporate bonds	28,327	43	(5)	28,365	23,856	4,509
Municipal bonds	17,023	2	(4)	17,021	14,766	2,255
Canadian Government agencies	5,637	45	—	5,682	4,578	1,104
U.S. Government agencies	123,955	10	(29)	123,936	86,250	37,686
	$199,729	$101	$(38)	$199,792	$154,238	$45,554

As of December 31, 2020, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$34,474	$1	$(4)	$34,471	$34,471	$—
Corporate bonds	26,855	22	(20)	26,857	9,446	17,411
Municipal bonds	1,090	—	—	1,090	1,090	—
Canadian Government agencies	9,405	52	—	9,457	6,154	3,303
U.S. Government agencies	137,096	8	(15)	137,089	80,721	56,368
	$208,920	$83	$(39)	$208,964	$131,882	$77,082

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid external research and development expenses	$3,446	$1,606
Prepaid insurance	3,247	2,067
Prepaid software subscriptions	434	146
Income tax receivable	232	—
Interest receivable	461	504
Other receivable due from AstraZeneca	932	—
Canadian harmonized sales tax receivable	360	290
Other	311	727
	$9,423	$5,340

7.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued employee compensation and benefits	$2,787	$2,551
Accrued external research and development expenses	2,239	1,037
Accrued professional and consulting fees	1,108	1,023
Other	12	48
	$6,146	$4,659

8.	Equity

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

On July 2, 2021, the Company entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC to issue and sell shares of the Company’s common shares of up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as the Company’s agent and/or principal (the “ATM Facility”). The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. The Company has no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of September 30, 2021, the Company has not sold any shares under the Sales Agreement.

As of September 30, 2021, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue unlimited common shares, each with no par value per share.

Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through September 30, 2021, no cash dividends had been declared or paid by the Company.

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

The Class B preferred share tranche right liability was settled in connection with the achievement of the regulatory milestone associated with the Class B preferred share tranche right. Specifically, the fair value of the Class B preferred share tranche right liability was remeasured for the last time as of the Milestone Financing closing date, resulting in the Company recognizing a loss in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020 of $32.7 million for the change in the fair value of the tranche right liability between December 31, 2019 and June 2, 2020. Immediately thereafter, the balance of the Class B preferred share tranche right liability of $39.6 million was reclassified to Class B convertible preferred shares in an amount of $35.3 million and to non-controlling interest in Fusion Pharmaceuticals (Ireland) Limited in an amount of $4.3 million on the consolidated balance sheet. For the nine months ended September 30, 2020, the Company recognized a loss of $32.7 million in the condensed consolidated statement of operations and comprehensive loss for the change in the fair value of the tranche right liability.

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

On August 17, 2020, a holder of common share warrants exercised 97,381 common share warrants through a cashless exercise and the Company issued 38,340 common shares with the remaining 59,041 warrants being cancelled to settle the exercise price.  As of September 30, 2021, 651,816 common share warrants remained outstanding.
9.	Share-based Compensation

2020 Stock Option and Incentive Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on June 24, 2020. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 4,273,350, which was cumulatively increased on January 1, 2021 and shall be cumulatively increased each January 1 thereafter by 4% of the number of the Company’s common shares outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee of the board of directors. The common shares underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares, expire or are otherwise terminated (other than by exercise) under the 2020 Plan and the 2017 Plan will be added back to the common shares available for issuance under the 2020 Plan. The total number of common shares reserved for issuance under the 2020 Plan was 6,151,833 shares as of September 30, 2021.

As of September 30, 2021, 2,575,208 shares, remained available for future grant under the 2020 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2017 Equity Incentive Plan

The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) provides for the Company to grant incentive stock options or nonqualified stock options, restricted share awards and restricted share units to employees, officers, directors and non-employee consultants of the Company.

As of September 30, 2021 and December 31, 2020, no shares remained available for future grant under the 2017 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2020 Employee Share Purchase Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Employee Share Purchase Plan (the “ESPP”), which became effective on June 24, 2020. A total of 450,169 common shares were reserved for issuance under this plan. In addition, the number of common shares that may be issued under the ESPP was automatically increased on January 1, 2021 and shall be automatically increased each January 1 thereafter by the lesser of (i) 900,338 common shares, (ii) 1% of the number of the Company’s common shares outstanding on the immediately preceding December 31 and (iii) such lesser number of shares as determined by the Company’s compensation committee of the board of directors. As of September 30, 2021, 15,596 shares were issued under the ESPP. The total number of common shares reserved for issuance under the ESPP was 867,427 shares as of September 30, 2021.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	1.02%	0.33%	0.85%	0.70%
Expected term (in years)	6.1	6.0	6.1	6.0
Expected volatility	66.9%	67.0%	66.9%	65.5%
Expected dividend yield	0%	0%	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	5,607,244	$6.45	8.2	$36,628
Granted	2,750,600	10.29
Exercised	(411,467)	1.19
Forfeited/cancelled	(297,089)	11.36
Outstanding as of September 30, 2021	7,649,288	$7.92	8.3	$18,916
Vested and expected to vest as of September 30, 2021	7,512,688	$7.85	8.3	$18,916
Options exercisable as of September 30, 2021	2,814,127	$4.37	7.1	$13,773

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those options that had exercise prices lower than the fair value of the Company’s common shares. The intrinsic value for stock options exercised during the nine months ended September 30, 2021 was $3.3 million. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2021 and 2020 was $6.17 and $11.54 per share, respectively.

Share-based Compensation

Share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses	$728	$288	$1,913	$506
General and administrative expenses	1,646	953	4,324	1,519
	$2,374	$1,241	$6,237	$2,025

As of September 30, 2021, total unrecognized share-based compensation expense related to unvested share-based awards was $25.4 million, which is expected to be recognized over a weighted-average period of 2.8 years. Additionally, as of September 30, 2021, the Company has unrecognized share-based compensation expense related to unvested stock options with performance-based vesting conditions for which performance has not been deemed probable of $1.0 million.

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

During the three and nine months ended September 30, 2021 and 2020, the Company did not make any payments to CPDC or recognize any research and development expenses under the license agreements with CPDC.

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

During the three and nine months ended September 30, 2021 and 2020, the Company did not make any payments to ImmunoGen or recognize any research and development expenses under the ImmunoGen Agreement.

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

During the three and nine months ended September 30, 2021 and 2020, the Company did not make any payments to MediaPharma or recognize any research and development expenses under the MediaPharma Agreement.

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

During the three months ended September 30, 2021, the Company did not recognize any research and development expense associated with the Second Amended Rainier Agreement.  During the nine months ended September 30, 2021, the Company recognized $6.1 million of research and development expense associated with the payment of $3.5 million and the issuance of 313,359 of its common shares as noted above. During the nine months ended September 30, 2020, the Company paid an upfront fee of $1.0 million to Rainier and recognized this as an expense as noted above.

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

During the three and nine months ended September 30, 2021 and 2020, the Company did not make any payments to Genentech or recognize any research and development expenses under the Genentech License Agreement.

Master Services and License Agreement with Yumab GmbH

On May 15, 2020, the Company entered into a master services and license agreement (the “Yumab Agreement”) with Yumab GmbH (“Yumab”). Under the agreement, Yumab will assist the Company in discovering and developing certain antibodies from certain cell lines owned by Yumab. The Company plans to use the discovered antibodies in preclinical and clinical development. Under the Yumab Agreement, the Company is obligated to pay for services performed as defined in work orders under the agreement. In addition, the Company is obligated to make aggregate milestone payments to Yumab of up to $3.9 million upon the achievement of specified development and regulatory milestones.

During the three and nine months ended September 30, 2021, the Company did not make any payments to Yumab or recognize any research and development expenses under the Yumab Agreement. During the three and nine months ended September 30, 2020, the Company recognized $0.2 million as research and development expense in the consolidated statements of operations and comprehensive loss under the Yumab Agreement.

Collaboration Agreement and Supply Agreement with TRIUMF Innovations, Inc.

On December 10, 2020, the Company entered into a Collaboration Agreement and Supply Agreement with TRIUMF Innovations Inc. and TRIUMF JV (collectively, “the TRIUMF entities”) for the development, production and supply of actinium-225 to the Company.  Under the Collaboration Agreement as executed in December 2020, the Company is obligated to pay the TRIUMF entities an aggregate of $5.0 million CAD upon the achievement of certain milestones. The Collaboration Agreement contemplated that the parties would enter into an amendment thereto to expand the scope of the project and provide for additional milestone payments.

As of September 30, 2021, the TRIUMF entities had achieved certain milestones under the Collaboration Agreement totaling $3.0 million CAD (equivalent to $2.3 million at the time of payment) which was paid during the nine months ended September 30, 2021 and are being amortized as research and development expense over the period of performance by the TRIUMF entities. During the three and nine months ended September 30, 2021, the Company recognized the amortization of $0.5 million and $1.4 million, respectively, as research and development expense under the Collaboration Agreement.

As previously contemplated, on August 12, 2021, the parties amended the Collaboration Agreement in order to expand the scope of the project and the Company agreed to make an additional financial investment of up to $15.0 million CAD in connection with development of new process technology for the manufacture of actinium-225 upon the achievement of certain milestones under an amendment to the Collaboration Agreement (the “Amended Collaboration Agreement”). In connection with the Amended Collaboration Agreement, the parties have formed a company (“NewCo”) to hold certain intellectual property derived from the collaboration. NewCo is jointly owned and managed by the Company and the TRIUMF entities and its purpose is to manufacture actinium-225 for the research, clinical and commercial needs of the Company, and in certain circumstances, other third parties. The supply of actinium-225 by NewCo to the Company shall be done under a commercial supply agreement, to be negotiated by NewCo and the Company. The Company is expected to purchase at least 50% of its annual actinium-225 requirements from NewCo, unless NewCo is unable to supply such necessary quantities to the Company, in which case the Company may use other actinium-225 suppliers to meet its commercial needs.

As of September 30, 2021, the TRIUMF entities had achieved certain milestones under the Amended Collaboration Agreement totaling $5.0 million CAD (equivalent to $3.9 million at the time of payment) which was paid during the three and nine months ended September 30, 2021 and is being amortized as research and development expense over the period of performance by the TRIUMF entities. During the three and nine months ended September 30, 2021, the Company did not recognize any research and development expense under the Amended Collaboration Agreement.

The Company recorded $2.2 million and $2.7 million of milestone payments in prepaid expenses and other current assets and other non-current assets, respectively, as of September 30, 2021 based on its estimate of costs to be incurred over the 12 months following the balance sheet date for both the Collaboration Agreement and the Amended Collaboration Agreement.

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

During the three months ended September 30, 2021, the Company did not make any payments to Ipsen or recognize any research and development expenses under the Ipsen Agreement. During the nine months ended September 30, 2021, the Company recognized $6.4 million of research and development expense associated with the issuance of 600,000 of its common shares upon closing pursuant to the Ipsen Agreement.  Additionally, during the nine months ended September 30, 2021, the Company paid $0.8 million which was recognized as research and development expense.

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

The Company is domiciled in Canada and is primarily subject to taxation in that country. During the three and nine months ended September 30, 2021, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in Canada in each period due to its uncertainty of realizing a benefit from those items. During the three and nine months ended September 30, 2021, the Company recorded a tax provision of less than $0.1 million and $0.1 million, respectively, related to income tax obligations of its operating company in the U.S., which typically generates a profit for tax purposes, partially offset by discrete stock compensation items arising during the period. During the three months ended September 30, 2020, the Company recorded a tax benefit of $0.2 million as a result of the Company claiming a U.S. research and development tax credit to partially offset the current U.S. tax liability. During the nine months ended September 30, 2020, the Company recorded a tax provision of less than $0.1 million primarily related to income tax obligations of its operating company in the U.S., which generates a profit for tax purposes.

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the three and nine months ended September 30, 2021 and 2020, the Company excluded Canada and Ireland from the calculation of the AETR as the Company anticipates ordinary losses in these jurisdictions for which no tax benefit can be recognized.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses in Canada, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its Canadian deferred tax assets. As a result, as of September 30, 2021 and December 31, 2020, the Company has recorded a full valuation allowance against its net deferred tax assets in Canada. As a result of the decision to liquidate the Irish subsidiary, the Irish deferred tax assets were reduced to zero as of September 30, 2021 and December 31, 2020. The liquidation and dissolution of the Company's Irish subsidiary was completed in September 2021.

12.	Net Loss per Share

Net Loss per Share Attributable to Common Shareholders

Basic and diluted net loss per share attributable to common shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(19,429)	$(9,993)	$(63,811)	$(64,948)
Dividends paid to preferred shareholders in the form of warrants issued	—	—	—	(1,382)
Net loss attributable to common shareholders	$(19,429)	$(9,993)	$(63,811)	$(66,330)
Denominator:
Weighted-average common shares outstanding—basic and diluted	43,022,762	41,682,797	42,441,091	15,422,375
Net loss per share attributable to common shareholders —basic and diluted	$(0.45)	$(0.24)	$(1.50)	$(4.30)

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

	Nine Months Ended September 30,
	2021	2020
Options to purchase common shares	7,649,288	5,266,466
Convertible preferred shares (as converted to common shares)	—	—
Preferred exchangeable shares (as converted to convertible preferred shares and then to common shares)	—	—
Warrants to purchase common shares	651,816	651,816
	8,301,104	5,918,282

13.	Leases

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

In October 2019, the Company entered into an operating lease for office space in Boston, Massachusetts, which expires February 2026 and has no renewal options. In connection with entering into the original lease agreement, the Company issued a letter of credit of $1.5 million for the benefit of the landlord. As of September 30, 2021, $0.3 million and $1.2 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2020, the entire underlying cash balance collateralizing this letter of credit was classified as restricted cash, non-current, on the Company’s condensed consolidated balance sheets.

On March 16, 2021, the Company entered into an amendment to expand the area under lease (“Expansion Premises”) and extend the term of the premises currently under lease (“Original Premises”) to align with the lease end date for the Expansion Premises. The additional rent for the Expansion Premises was determined to be commensurate with the additional right-of-use and is accounted for as a new operating lease that was recognized on the Company’s balance sheet as of September 30, 2021 since the Company was able to access the Expansion Premises. The Company expects to make certain improvements to the Expansion Premises, for which the landlord will provide the Company an allowance of up to $0.2 million. The Company currently expects the rent for the Expansion Space, which is under construction, to commence on January 1, 2022. The Company currently expects the lease end date for the Original Premises and the Expansion Premises lease to be April 30, 2027, with no option to extend the lease term. The lease modification for the extension of the Original Premises and the recognition of the Expansion Premises resulted in increases to the Company’s right-of-use asset balance, which was obtained in exchange for operating lease liabilities, of $0.9 million and $1.2 million, respectively.

On June 1, 2021, the Company entered into a lease for a manufacturing facility in Hamilton, Ontario.  The Company currently expects the rent for the manufacturing facility, which is under construction, to commence in October 2022, approximately two months after the anticipated delivery date of the premises.  The Company currently expects the lease end date for the manufacturing facility to be in September 2037, with a five-year renewal option.  Upon execution of the lease in June 2021, the Company paid $2.5 million CAD (equivalent to $2.1 million at the time of payment) which represented an initial direct cost paid prior to the lease commencement date. As of September 30, 2021, the $2.1 million payment was recorded to prepaid rent as a component of other non-current assets. On the lease commencement date, the Company will reclassify the prepayment to the right-of-use asset, thereby increasing its initial value, but it will not be included in the measurement of the lease liability. The lease was not recorded on the condensed consolidated balance sheet as a component of the Company’s right-of-use asset and operating lease liabilities as the facility is under construction at the date of the issuance of these financial statements.  The Company is currently evaluating the lease classification as an operating lease or finance lease for accounting purposes.

The components of operating lease cost, which are included within operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):
	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Operating lease cost	$365	$1,032
Variable lease cost	4	20
Total lease cost	$369	$1,052

The following table summarizes supplemental information for the Company’s operating leases:

As of September 30,
2021
Weighted-average remaining lease term (in years)	5.5
Weighted average discount rate	4.9%
Cash paid for amounts included in the measurement of lease liabilities	$858

As of September 30, 2021, the future maturities of operating lease liabilities are as follows (in thousands):

Year Ending December 31,
2021 (three months)	$292
2022	1,427
2023	1,463
2024	1,499
2025	1,537
Thereafter	1,894
Total lease payments	$8,112
Less: imputed interest	(1,002)
Total lease liabilities	$7,110

In accordance with ASC 840, rent expense was $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively.

Future minimum lease payments due under operating leases as of December 31, 2020 were as follows (in thousands):

Year Ending December 31,
2021	$1,127
2022	1,158
2023	1,190
2024	1,221
2025	1,253
Thereafter	361
Total	$6,310

14.	Commitments and Contingencies

Manufacturing Commitments

In January 2019, and as amended in September 2020, the Company entered into an agreement with CPDC, a related party (see Note 15), to manufacture clinical trial materials. As of September 30, 2021, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.4 million over the following twelve months.

In May 2019, the Company entered into an agreement with a third-party contract manufacturing organization to manufacture clinical trial materials. As of September 30, 2021, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.8 million over the following twelve months.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2021 or December 31, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses	$570	$141	$1,226	$780
General and administrative expenses	10	23	42	50
	$580	$164	$1,268	$830

During the three and nine months ended September 30, 2021, the Company made payments to CPDC in connection with the services described above of $0.5 million and $1.4 million, respectively. During the three and nine months ended September 30, 2020, the Company made payments to CPDC in connection with the services described above of $0.2 million and $1.0 million, respectively. Amounts due to CPDC by the Company in connection with the services described above totaled $0.3 million as of September 30, 2021 and December 31, 2020 which amounts were included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

In addition to costs incurred in connection with the services described above, the Company also reimbursed CPDC for purchases on the Company’s behalf from parties with which the Company did not have an account. During the three and nine months ended September 30, 2021, the Company made payments to CPDC of less than $0.1 million and $0.2 million, respectively, for reimbursement of these pass-through costs. During the three and nine months ended September 30, 2020, the Company made payments to CPDC of less than $0.1 million and $0.1 million, respectively, for reimbursement of these pass-through costs.

In connection with the Company entering into a lease for a manufacturing facility in Hamilton, Ontario (see Note 13), the Company entered into an agreement with CPDC for services relating to certain aspects of the validation of the manufacturing facility which is currently under construction.  During the nine months ended September 30, 2021, the Company paid $3.0 million CAD (equivalent to $2.5 million at the time of payment) which was recorded as research and development expense.

16.	Geographical Information

The Company has operating companies in the United States and Canada and a non-operating company in Ireland. Information about the Company’s long-lived assets, consisting solely of property and equipment, net, by geographic region was as follows (in thousands):

	September 30, 2021	December 31, 2020
United States	$83	$103
Canada	2,377	1,864
	$2,460	$1,967

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

Our lead product candidate, FPI-1434, utilizes our Fast-Clear linker to connect a humanized monoclonal antibody that targets the insulin-like growth factor 1 receptor, or IGF-1R, with the alpha emitting isotope actinium-225, or 225Ac. IGF-1R is a well-established tumor target that is found on numerous types of cancer cells, but historical attempts to suppress tumors by inhibiting the IGF-1R signaling pathway have been unsuccessful in the clinic. For FPI-1434, we have designed the product candidate to rely on the IGF-1R antibody only as a way to identify and deliver our alpha emitting payload to the tumor, and the mechanism of action does not depend on the IGF-1R signaling pathway to kill the tumor. We are currently conducting a Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R and convened a Safety Review Committee, or SRC, meeting in the third quarter of 2020 to evaluate the safety and tolerability of the third dose escalation cohort of 40kBq/kg administered as a single dose. The available safety, dosimetry, pharmacokinetic and biodistribution data from the single dose escalation portion of the study provided justification for the initiation of FPI-1434 multi-dosing at 75kBq/kg and the SRC made the recommendation to proceed with dose escalation to 75kBq/kg administered as repeat doses. We dosed the first patient in the multi-dose escalation portion of the study in the fourth quarter of 2020. As a result of delays experienced due to COVID-19, as described further below, we anticipate reporting Phase 1 multiple-dose safety and imaging data, and the recommended Phase 2 dose/schedule, in the second half of 2022, rather than in the first half of 2022.

In preclinical studies, FPI-1434 has been evaluated in combination with approved checkpoint inhibitors and DNA damage response inhibitors, or DDRis. As such, we believe that the synergies observed with either class of agent could expand the addressable patient populations for FPI-1434 and allow for potential use in earlier lines of treatment. We anticipate initiation of a Phase 1 combination study with FPI-1434 and KEYTRUDA® (pembrolizumab) to occur six to nine months following determination of the recommended Phase 2 dose of FPI-1434 monotherapy. In addition, the FPI-1434 study arm exploring the impact on biodistribution and tumor uptake of administration of a dose of naked (“cold”) IGF-1R antibody prior to each dose of FPI-1434 is ongoing.

We submitted an investigational new drug application, or IND, for FPI-1966 for the treatment of head and neck and bladder cancers expressing fibroblast growth factor receptor 3, or FGFR3, in the second quarter of 2021 and announced FDA clearance of the IND application in July 2021. The Phase 1, non-randomized, open-label clinical trial of FPI-1966 in patients with solid tumors expressing FGFR3, intended to investigate safety, tolerability and pharmacokinetics and to establish the recommended Phase 2 dose, has been initiated with the first study site open to patient recruitment. We expect to dose the first patient in the first quarter of 2022 and expect interim data from the first patient cohort in the first quarter of 2023.

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

Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. On June 30, 2020, we completed our initial public offering, or IPO, of our common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs.  Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). Through September 30, 2021, we had received net proceeds of $364.2 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). On July 2, 2021, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jeffries LLC to issue and sell our common shares up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jeffries LLC will act as our agent. We have not sold any shares under the Sales Agreement.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $19.4 million and $63.8 million for the three and nine months ended September 30, 2021, respectively, and $10.0 million and $64.9 million for the three and nine months ended September 30, 2020. As of September 30, 2021, we had an accumulated deficit of $177.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of September 30, 2021, we had cash, cash equivalents and investments of $238.2 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through the end of 2023.

Impact of the COVID-19 Pandemic

We are closely monitoring how the spread of COVID-19, including new variants thereof, is affecting our employees, business, preclinical studies and clinical trials. In response to the COVID-19 pandemic, most of our employees transitioned to working remotely and continue to do so and travel between the United States and Canada remains limited. Despite efforts to mitigate the impacts of the COVID-19 pandemic, including the addition of new trial sites, we have seen patient enrollment rates decline primarily as a result of resourcing and reduced staffing issues at the trial sites. Longer timelines to enroll patients have persisted and therefore we are shifting our expectation for FPI-1434 Phase 1 multiple-dose safety and imaging data to the second half of 2022. The COVID-19 pandemic is also affecting the operations of third parties upon whom we rely. We are unable to predict how the COVID-19 pandemic may affect our ability to successfully progress our Phase 1 clinical trial of FPI-1434 or any other clinical programs in the future. Moreover, there remains uncertainty relating to the trajectory of the pandemic, hospital staffing and resource issues, and whether they may cause further delays in patient study recruitment. The impact of related responses and disruptions caused by the COVID-19 pandemic may result in further difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The continued impact of COVID-19 on results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease or variants thereof, the duration of the pandemic, vaccination rates, travel restrictions and social distancing in the United States, Canada and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States, Canada and other countries to contain and treat the disease.

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

During the three and nine months ended September 30, 2021, we recognized $0.3 million and $0.8 million, respectively, in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss.

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

In connection with the AstraZeneca Agreement, we and AstraZeneca are both active participants in the research and development activities of the collaboration and we are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement with respect to the novel TATs program, or the Novel TATs Collaboration. As this arrangement falls within the scope of ASC 808, Collaborative Arrangements, or ASC 808, all payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense.  For the three and nine months ended September 30, 2021, we incurred $1.6 million and $2.0 million, respectively, in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $0.8 million and $1.0 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we complete a Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R, complete preclinical development and pursue initial stages of clinical development of our FPI-1434 combination therapies, develop our FPI-1966 clinical program, and our other early-stage programs.

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

Refundable Investment Tax Credits

Refundable investment tax credits consist of payments from the Canadian government for our scientific research and experimental development expenditures. We recognize such refundable investment tax credits in the year that the qualifying expenditures are made, provided that there is reasonable assurance of recoverability, based on our estimates of amounts expected to be recovered. We do not expect to qualify for refundable investment tax credits from the Canadian government for 2021 and future periods.

Other Income (Expense), Net

Other income (expense), net primarily consists of foreign currency transaction gains and losses as well as miscellaneous income and expense unrelated to our core operations.

Income Taxes

We are domiciled in Canada and are primarily subject to taxation in that country. Since our inception, we have recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year by our operations in Canada and Ireland due to our uncertainty of realizing a benefit from those items. As of December 31, 2020, we had $46.2 million of Canadian net operating loss carryforwards that begin to expire in 2035. We have recorded a full valuation allowance against our Canadian and Irish net deferred tax assets at each balance sheet date. As a result of the decision to liquidate our Irish subsidiary, the Irish deferred tax assets were reduced to zero as of December 31, 2020. The liquidation and dissolution of our Irish subsidiary was completed in September 2021.

We have recorded an insignificant amount of income tax provisions or benefits in each period, which generally relate to income tax obligations of our operating company in Canada and our operating company in the U.S., which typically generates a profit for tax purposes.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Collaboration revenue	$325	$—	$325
Operating expenses:
Research and development	12,684	4,529	8,155
General and administrative	7,156	5,790	1,366
Total operating expenses	19,840	10,319	9,521
Loss from operations	(19,515)	(10,319)	(9,196)
Other income (expense):
Interest income (expense), net	107	80	27
Refundable investment tax credits	—	41	(41)
Other income (expense), net	27	20	7
Total other income (expense), net	134	141	(7)
Loss before (provision) benefit for income taxes	(19,381)	(10,178)	(9,203)
Income tax (provision) benefit	(48)	185	(233)
Net loss	$(19,429)	$(9,993)	$(9,436)

Collaboration Revenue

Collaboration revenue was $0.3 million for the three months ended September 30, 2021 for services provided under the AstraZeneca Agreement. We did not recognize any collaboration revenue for the three months ended September 30, 2020.

Research and Development Expenses

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$4,851	$1,401	$3,450
FPI-1966	1,472	—	1,472
Platform development and unallocated research and development expenses:
TAT platform and Fast-Clear linker technology	2,342	1,245	1,097
Personnel related (including share-based compensation)	3,510	1,634	1,876
Other	509	249	260
Total research and development expenses	$12,684	$4,529	$8,155

Research and development expenses were $12.7 million for the three months ended September 30, 2021, compared to $4.5 million for the three months ended September 30, 2020. The increase of $8.2 million was primarily due to an increase of $3.5 million in direct costs related to our FPI-1434 product candidate due to the continued expenditures related to our Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R as well as preclinical research and manufacturing costs, and an increase of $3.2 million in platform development and unallocated research and development costs, described below. Additionally, we have incurred program expenses for FPI-1966. FPI-1966 is a TAT designed to use vofatamab, a human monoclonal antibody, to target and deliver actinium-225 to tumor sites expressing FGFR3, a protein that is overexpressed in multiple tumor types, particularly head and neck and bladder cancers. In July 2021, we announced FDA clearance of our IND application for FPI-1966. Direct costs of $1.5 million for the three months ended September 30, 2021 for our FPI-1966 product candidate are related to the initiation of a Phase 1 clinical trial of FPI-1966 with the first study site open to patient recruitment, as well as preclinical research and manufacturing costs.

Platform development and unallocated research and development expenses were $6.4 million for the three months ended September 30, 2021, compared to $3.1 million for the three months ended September 30, 2020. The increase of $3.2 million was due to an increase of $1.9 million in personnel-related costs, an increase of $1.1 million in costs related to our TAT platform and Fast-Clear linker technology, and an increase of $0.3 million in other costs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for managing our Phase 1 clinical trial of FPI-1434 and for conducting preclinical research. Personnel-related costs for the three months ended September 30, 2021 and 2020 included share-based compensation of $0.7 million and $0.3 million, respectively. The increase in TAT platform and Fast-Clear linker technology costs was primarily due to increased external costs for preclinical studies and activities associated with our advancement of our TAT platform and Fast-Clear linker technology. The increase in other costs was primarily due to an increase in depreciation expense and facilities-related costs.

General and Administrative Expenses

General and administrative expenses were $7.2 million for the three months ended September 30, 2021, compared to $5.8 million for the three months ended September 30, 2020. The increase of $1.4 million was primarily due to a $1.3 million increase in personnel-related costs and a $0.1 million increase in corporate and other costs, partially offset by a decrease of less than $0.1 million in professional fees. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our general and administrative functions, including in finance, legal, human resources and business development. Personnel-related costs for the three months ended September 30, 2021 and 2020 included share-based compensation of $1.6 million and $1.0 million, respectively.

Other Income (Expense)

Interest Income (Expense), Net. Interest income (expense), net for the three months ended September 30, 2021 and 2020 was $0.1 million for each of the periods.

Refundable Investment Tax Credits. We did not recognize any refundable investment tax credits for the three months ended September 30, 2021. Refundable investment tax credits recognized as other income for the three months ended September 30, 2020 were less than $0.1 million.

Other Income (Expense), Net. Other income (expense), net for the three months ended September 30, 2021 and 2020 was less than $0.1 million for each of the periods.

Provision for Income Taxes

The income tax provision was less than $0.1 million for the three months ended September 30, 2021, compared to an income tax benefit of $0.2 million for the three months ended September 30, 2020. During the three months ended September 30, 2021, our tax provision was related to the income tax obligations of our operating company in the U.S., which typically generates a profit for tax purposes, partially offset by discrete stock compensation items arising in the quarter. The benefit for the three months ended September 30, 2020 is a result of claiming a U.S. research and development tax credit to partially offset the current U.S. tax liability.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Collaboration revenue	$846	$—	$846
Operating expenses:
Research and development	44,546	12,231	32,315
General and administrative	20,762	14,105	6,657
Total operating expenses	65,308	26,336	38,972
Loss from operations	(64,462)	(26,336)	(38,126)
Other income (expense):
Change in fair value of preferred share tranche right liability	—	(32,722)	32,722
Change in fair value of preferred share warrant liability	—	(6,399)	6,399
Interest income (expense), net	300	249	51
Refundable investment tax credits	—	139	(139)
Other income (expense), net	406	148	258
Total other income (expense), net	706	(38,585)	39,291
Loss before provision for income taxes	(63,756)	(64,921)	1,165
Income tax provision	(55)	(27)	(28)
Net loss	$(63,811)	$(64,948)	$1,137

Collaboration Revenue

Collaboration revenue was $0.8 million for the nine months ended September 30, 2021 for services provided under the AstraZeneca Agreement. We did not recognize any collaboration revenue for the nine months ended September 30, 2020.

Research and Development Expenses

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$9,866	$4,498	$5,368
FPI-1966	9,384	—	9,384
Platform development and unallocated research and development expenses:
TAT platform and Fast-Clear linker technology	14,726	3,251	11,475
Personnel related (including share-based compensation)	9,377	3,894	5,483
Other	1,193	588	605
Total research and development expenses	$44,546	$12,231	$32,315

Research and development expenses were $44.5 million for the nine months ended September 30, 2021, compared to $12.2 million for the nine months ended September 30, 2020. The increase of $32.3 million was primarily due to an increase of $17.6 million in platform development and unallocated research and development costs, described below, as well as an increase of $5.4 million in direct costs related to our FPI-1434 product candidate due to the continued expenditures related to our Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R as well as preclinical research and manufacturing costs. Additionally, we have incurred program expenses for FPI-1966. FPI-1966 is a TAT designed to use vofatamab, a human monoclonal antibody, to target and deliver actinium-225 to tumor sites expressing FGFR3, a protein that is overexpressed in multiple tumor types, particularly head and neck and bladder cancers. In July 2021, we announced FDA clearance of our IND application for FPI-1966. Direct costs of $9.4 million for the nine months ended September 30, 2021 for our FPI-1966 product candidate are primarily related to activity under our asset purchase agreement with Rainier Therapeutics, Inc., or Rainier, and the initiation of a Phase 1 clinical trial of FPI-1966 with the first study site open to patient recruitment, as well as preclinical research and manufacturing costs. During the nine months ended September 30, 2021, we issued common shares pursuant to the asset purchase agreement with Rainier which resulted in the recognition of research and development expense of $2.6 million. Further, there was a net increase in payments of $2.5 million to Rainier which were recorded as research and development expense.

Platform development and unallocated research and development expenses were $25.3 million for the nine months ended September 30, 2021, compared to $7.7 million for the nine months ended September 30, 2020. The increase of $17.6 million was due to an increase of $11.5 million in costs related to our TAT platform and Fast-Clear linker technology, an increase of $5.5 million in personnel-related costs, and an increase of $0.6 million in other costs. The increase in TAT platform and Fast-Clear linker technology costs was primarily due to platform activity under our asset purchase agreement with Ipsen. During the nine months ended September 30, 2021, we issued common shares pursuant to the asset purchase agreement with Ipsen which resulted in the recognition of research and development expense of $6.4 million. Additionally, we paid $0.8 million to Ipsen which was recognized as research and development expense during the nine months ended September 30, 2021. The $2.5 million payment made during the nine months ended September 30, 2021 under our agreement with CPDC for services relating to certain aspects the validation of our manufacturing facility currently under construction in Hamilton, Ontario also contributed to the increase. The remaining increase is related to increased external costs for preclinical studies and activities associated with the advancement of our TAT platform and Fast-Clear linker technology. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for managing our Phase 1 clinical trial of FPI-1434 and for conducting preclinical research. Personnel-related costs for the nine months ended September 30, 2021 and 2020 included share-based compensation of $1.9 million and $0.5 million, respectively. The increase in other costs was primarily due to an increase in depreciation expense and facilities-related costs.

General and Administrative Expenses

General and administrative expenses were $20.8 million for the nine months ended September 30, 2021, compared to $14.1 million for the nine months ended September 30, 2020. The increase of $6.7 million was primarily due to a $4.5 million increase in personnel-related costs and a $2.4 million increase in corporate and other costs, partially offset by a decrease of $0.3 million in professional fees. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our general and administrative functions, including in finance, legal, human resources and business development. Personnel-related costs for the nine months ended September 30, 2021 and 2020 included share-based compensation of $4.3 million and $1.5 million, respectively. The increase in corporate and other costs was primarily due to increased expenses for general corporate, director and officer insurance.

Other Income (Expense)

Change in Fair Value of Preferred Share Tranche Right Liability. There was no preferred share tranche right liability recorded as of September 30, 2021. The change in fair value of the preferred share tranche right liability was a loss of $32.7 million for the nine months ended September 30, 2020. The loss of $32.7 million for the nine months ended September 30, 2020 was primarily due to an increase in the fair value of the underlying preferred shares and an increase in the probability of achieving the specified milestones underlying the preferred share tranche rights which occurred in May 2020, partially offset by a reduction in the remaining estimated time period of achievement of the specified milestones underlying the preferred share tranche rights.

Change in Fair Value of Preferred Share Warrant Liability. There was no preferred share warrant liability recorded as of September 30, 2021. The change in fair value of the preferred share warrant liability was a loss of $6.4 million for the nine months ended September 30, 2020, which was primarily due to an increase in the fair value of the underlying Class B preferred shares as a result of the fair value increase from the IPO.

Interest Income (Expense), Net. Interest income (expense), net for the nine months ended September 30, 2021 and 2020 was $0.3 million and $0.2 million, respectively.

Refundable Investment Tax Credits. We did not recognize any refundable investment tax credits for the nine months ended September 30, 2021. Refundable investment tax credits recognized as other income for the nine months ended September 30, 2020 were $0.1 million.

Other Income (Expense), Net. Other income (expense), net was $0.4 million for the nine months ended September 30, 2021, compared to $0.1 million for the nine months ended September 30, 2020. The net increase of $0.3 million was primarily related to a net increase in realized and unrealized foreign exchange gains.

Provision for Income Taxes

The income tax provision was $0.1 million for the nine months ended September 30, 2021, compared to less than $0.1 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021 and 2020, our tax provision was related to the income tax obligations of our operating company in the U.S., which typically generates a profit for tax purposes.  For the nine months ended September 30, 2021, the provision was reduced by discrete stock compensation items arising in the period.

Liquidity and Capital Resources

Since our inception in 2014, we have not generated any revenue from product sales, and have incurred significant operating losses and negative cash flows from our operations. On June 30, 2020, we completed our IPO of our common shares and issued and sold 12,500,000 shares of our common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs.  Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). From our inception through September 30, 2021, we had received net proceeds of $364.2 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). On July 2, 2021, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC to issue and sell our common shares up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as our agent and/or principal (the “ATM Facility”). The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. We have no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. We have not sold any shares under the Sales Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(59,413)	$(26,685)
Net cash provided by (used in) investing activities	6,878	(55,349)
Net cash provided by financing activities	397	265,451
Net (decrease) increase in cash, cash equivalents and restricted cash	$(52,138)	$183,417

Operating Activities

During the nine months ended September 30, 2021, operating activities used $59.4 million of cash, primarily resulting from our net loss of $63.8 million and net cash used by changes in our operating assets and liabilities of $12.7 million, partially offset by non-cash charges of $17.1 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2021 consisted of a $6.2 million increase in other non-current assets, a $4.1 million increase in prepaid expenses and other current assets, a $2.8 million decrease in income tax payable, a $0.6 million decrease in operating lease liabilities, a $0.5 million decrease in deferred revenue and a $0.3 million increase in accounts receivable, partially offset by a $1.5 million increase in accrued expenses and a $0.4 million increase in accounts payable. The increase in other non-current assets primarily relates to milestone payments made to the TRIUMF entities in conjunction our Amended Collaboration Agreement which are offset by reclassifications from other non-current assets to prepaid expenses and other current assets for the estimate of costs to be incurred over the next 12 months, and the $2.1 million payment made to the lessor and recorded as prepaid rent for our manufacturing facility currently under construction in Hamilton, Ontario. The increase in prepaid expenses and other current assets is due to prepayments made during the period, including for various corporate insurance policies. The decrease in income taxes payable is primarily a result of the payment of $2.6 million in net Irish capital gains tax after the transfer of intellectual property and cash to Canada from Ireland in connection with the liquidation of our Irish subsidiary. The decrease in operating lease liabilities was primarily due to payment of rent for our leased property. The decrease in deferred revenue and increase in accounts receivable relates to services performed by us under the combination therapies collaboration with AstraZeneca. The increases in accounts payable and accrued expenses are due to the timing of vendor invoicing and payments.

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

Investing Activities

During the nine months ended September 30, 2021, net cash provided by investing activities was $6.9 million, consisting of maturities of investments of $165.3 million, offset by purchases of investments of $157.4 million and purchases of property and equipment of $1.0 million.

During the nine months ended September 30, 2020, net cash used in investing activities was $55.3 million, consisting of purchases of investments of $54.3 million and purchases of property and equipment of $1.1 million.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $0.4 million, consisting of $0.6 million in proceeds from the issuance of common shares upon exercise of stock options and our employee share purchase plan, partially offset by $0.2 million in payments of offering costs associated with our ATM Facility.

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

We believe that our existing cash, cash equivalents and investments as of September 30, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

On July 2, 2021, we entered into the Sales Agreement to issue and sell our common shares up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program. We have not sold any shares under the Sales Agreement.

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

During the three and nine months ended September 30, 2021, we recognized $0.3 million and $0.8 million, respectively, in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss.

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

The Black-Scholes option-pricing model uses as inputs the fair value of our common shares and assumptions we make for the volatility of our common shares, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. We have historically been a private company and continue to lack sufficient company-specific historical and implied volatility information. Therefore, we estimate our expected share volatility based on the historical volatility of a publicly traded set of peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price.

Emerging Growth Company and Smaller Reporting Company Status

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

Moreover, we are considered a “smaller reporting company” and, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2021 and December 31, 2020, we had an aggregate cash, cash equivalents, restricted cash and investments balance of $240.1 million and $301.4 million, respectively, which consisted of cash, money market funds, U.S. government agency securities, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority our investments are short-term in nature. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

As of September 30, 2021 and December 31, 2020, we had no debt outstanding and are therefore not subject to interest rate risk related to debt.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. The functional currency of our operating company in Canada, operating company in the U.S. and non-operating company in Ireland is also the U.S. dollar. As a result, we record no cumulative translation adjustments related to translation of unrealized foreign exchange gains or losses.

For the remeasurement of local currencies to the U.S. dollar functional currency of the Canadian and Irish entities, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, and income items and expenses are translated into U.S. dollars at the average exchange rate in effect during the period. Resulting transaction gains (losses) are included in other income (expense), net in the consolidated statements of operations and comprehensive loss, as incurred. During the three and nine months ended September 30, 2021 and 2020, recognized transaction gains and losses were insignificant.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact in our internal controls over financial reporting despite our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls including changes to their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021. Careful consideration should be given to these risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common shares involves a high degree of risk. If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On July 1, 2021, we issued 313,359 of its common shares to Rainier pursuant to the terms of the Second Amended Rainier Agreement.

The common shares issued to Rainier were issued in reliance upon the exemptions from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1**†	Collaboration Agreement, dated December 10, 2020, by and between TRIUMF Innovations Inc. and TRIUMF JV and the Company

10.2**†	Amendment No. 1 to Collaboration Agreement, dated June 28, 2021, by and between TRIUMF Innovations Inc. and TRIUMF JV and the Company

10.3**†	Amendment No. 2 to Collaboration Agreement, dated July 27, 2021, by and between TRIUMF Innovations Inc. and TRIUMF JV and the Company

10.4**†	Amendment No. 3 to Collaboration Agreement, dated August 12, 2021, by and between TRIUMF Innovations Inc. and TRIUMF JV and the Company

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Previously filed.
**	Filed herewith.
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

Fusion Pharmaceuticals Inc.

Date: November 9, 2021	By:	/s/ John Valliant
John Valliant
Chief Executive Officer

Date: November 9, 2021	By:	/s/ John Crowley
John Crowley
Chief Financial Officer