Form 10-K
period 2021-12-31
Fusion Pharmaceuticals Inc.
filed 2022-03-17
CIK 1805890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the common shares on the NASDAQ Global Select Market on June 30, 2021, was $273.8 million.

The number of the Registrant’s common shares outstanding as of March 7, 2022 was 43,331,138.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its 2022 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

•

Our business is highly dependent on our lead product candidates, FPI-1434 and FPI-1966, as the lead investigational assets for our TAT platform and Fast-Clear linker technology, and we must complete preclinical studies and clinical testing before we can seek regulatory approval and begin commercialization of any of our other product candidates. If we are unable to obtain regulatory approval for, and successfully commercialize FPI-1434 or FPI-1966, our business may be materially harmed and such failure may affect the viability of our other product candidates;

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

•	We expect to develop FPI-1434 and FPI-1966, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks;

•	The ongoing COVID-19 pandemic may materially and adversely affect our business and financial results;

•

Presently, some of our product candidates are biologics and the manufacture of such product candidates is complex. Until we complete the construction of our own manufacturing facility, we rely, and will continue to rely, on third parties to manufacture our lead product candidates for our ongoing clinical trials and our preclinical studies as well as any preclinical studies or clinical trials of our future product candidates that we may conduct. We also expect to rely on third parties for the commercial manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product supplies or product candidates, or fail to do so at acceptable quality levels or prices;

•	We may be unable to obtain a sufficient supply of product candidates to support clinical development or at commercial scale;

•	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates;

•	We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business; and

•	We may be or become a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. Holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events.

Such statements include, but are not limited to, statements about:

•	our status as a development-stage company and our expectation to incur losses in the future;
•	our estimates regarding our expenses, future revenues, anticipated future capital requirements and our need to raise additional funds;
•	our ability to build a pipeline of product candidates and develop and commercialize drugs;
•	our unproven approach to therapeutic intervention;
•	the impact of the ongoing COVID-19 pandemic on our business, operations and financial condition;
•	our ability to enroll patients and volunteers in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;
•	the timing, progress and receipt of data from our ongoing and planned clinical trials of FPI-1434 and FPI-1966 and the potential use of those candidates to treat various indications;
•	our ability to establish our own manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	our ability to protect and enforce our intellectual property rights;
•	federal, state, and foreign regulatory requirements, including the U.S. Food and Drug Administration, or the FDA, regulation of our product candidates;
•	the timing of clinical trials and the likelihood of regulatory filings and approvals;
•	our ability to obtain and retain key executives and attract and retain qualified personnel;
•	our ability to successfully manage our growth; and
•	developments relating to our competitors and our industry.

Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “might,” “should,” “will,” “could,”, “should,” “plans,” “intends,” “projects,” “predicts,” “potential,” “continue,” “seek” or similar expressions, or the negative of these terms, in this Annual Report on Form 10-K. We intend that such forward-looking statements be subject to the safe harbors created thereby. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K, and in particular those factors referenced in Part I, Item 1A. “Risk Factors.”

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

All subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as may be required under applicable U.S. securities law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I

Item 1. Business.

Overview

We are a clinical-stage oncology company focused on developing next-generation radiopharmaceuticals as precision medicines. We have developed our Targeted Alpha Therapies, or TAT, platform to enable us to connect alpha particle emitting isotopes to various targeting molecules to selectively deliver the alpha particle payloads to tumors. Our TAT platform is underpinned by our ability to radiolabel various classes of targeting molecules (including antibodies, small molecules and peptides), our research and insights into the underlying chemistry and biology of alpha emitting radiopharmaceuticals, our differentiated capabilities in target identification, candidate generation, manufacturing and supply chain, our proprietary Fast-ClearTM linker technology used in conjunction with antibody-based targeting molecules, and development of imaging diagnostics. We believe that our TATs have the potential to build on the successes of currently available radiopharmaceuticals and be broadly applicable across multiple targets and tumor types.

Radiopharmaceuticals are drugs that contain medical isotopes, which are unstable elements that emit radiation and can be used to diagnose and treat cancers. To create targeted radiopharmaceuticals, radiation emitting medical isotopes are typically attached to targeting molecules, which are then administered via intravenous injection. Once administered, the radiopharmaceuticals selectively target tumor antigens that are unique to, or preferentially expressed on, cancer cells throughout the body. There are two main classes of therapeutic radiopharmaceuticals, which differ based on the types of particles that are emitted—those based on beta emitting isotopes and those based on alpha emitting isotopes. Beta emitting isotopes damage cancer cells primarily by creating free radicals that in turn damage cellular machinery and cause single-stranded DNA breaks. In contrast, alpha particles cause greater physical damage to cancer cells than beta particles, including multiple double-stranded DNA breaks, which are highly lethal to cancer cells. Alpha particles are larger and have higher linear energy transfer than beta particles. This allows alpha particles to deposit a greater amount of tumor-killing energy over a short distance as they travel approximately one to three cells, compared to the relatively long distance of up to 12 mm for beta particles, allowing alpha particles to cause damage to cancer cells in close proximity while reducing off-target radiation exposure.

We are leveraging our proprietary TAT platform to build on the successes of currently available radiation therapies and create the next-generation of precision oncology radiopharmaceuticals. Our TATs are comprised of several components: (i) a targeting molecule, such as a monoclonal antibody, small molecule, peptide or other delivery vehicle, that is designed to selectively target antigens that are unique to, or preferentially expressed on, cancer cells throughout the body; (ii) the alpha emitting medical isotope actinium-225, or 225Ac, designed to kill cancer cells; and (iii) in the case of antibodies, our proprietary Fast-Clear linker that attaches the targeting molecule to the radioactive payload. Our Fast-Clear linker has shown in preclinical studies the differentiated ability to promote enhanced clearance of the non-tumor localized 225Ac payload without sacrificing the uptake of 225Ac into the tumor, which we believe will improve tolerability and widen the therapeutic window of our antibody product candidates.

We believe that our TAT platform, strategy and product candidates, if approved, could provide several potential advantages over currently available approaches, including:

•	enhanced tumor-killing power by using alpha particle radiation;
•	ability to pursue various differentiated cancer targets employing a range of different classes of targeting molecules;
•	broad applicability across multiple tumor types;
•	focus on areas of high unmet medical need;
•	increased tolerability and therapeutic window associated with our Fast-Clear linker;
•	exploitation of multiple mechanisms of action, including direct DNA damage and an alpha particle-mediated enhanced anti-tumor immune response; and
•	established manufacturing and supply chain expertise and infrastructure.

Our lead product candidate, FPI-1434, utilizes our Fast-Clear linker to connect a humanized monoclonal antibody that targets the insulin-like growth factor 1 receptor, or IGF-1R, with 225Ac. 225Ac is a powerful alpha emitting isotope with a desirable half-life and decay chain. In preclinical studies, FPI-1434 was able to cause tumor regression in mouse models in a dose-dependent manner by delivering 225Ac to the tumor site and creating multiple double-stranded DNA breaks. At higher doses, FPI-1434 was able to eradicate tumors with a single dose. In preclinical studies, FPI-1434 has demonstrated high specificity and binding capability in a variety of different tumor types, with no noticeable effect on the biological function of the antibody as a result of connecting the naked antibody to 225Ac with our Fast-Clear linker. IGF-1R is a well-established tumor target that is found on numerous types of cancer cells, but historical attempts to suppress tumors by inhibiting the IGF-1R signaling pathway have been unsuccessful in the clinic. For FPI-1434, we have designed the product candidate to rely on the IGF-1R antibody only as a way to identify and deliver our alpha emitting payload to the tumor, and the mechanism of action does not depend on blocking the IGF-1R signaling pathway to kill the tumor.

We are currently evaluating FPI-1434 as a monotherapy in the dose escalation portion of a Phase 1 clinical trial in patients with IGF-1R positive solid tumors to assess its safety, tolerability and pharmacokinetics as well as to identify the maximum tolerated dose, or MTD, and the recommended Phase 2 dose. As part of the screening process, patients are administered the imaging analogue of FPI-1434, which utilizes the same linker and targeting molecule, but replaces 225Ac with the radioactive isotope indium-111, or 111In, and only those patients who meet predefined tumor uptake and dosimetry, and show organ radiation exposure within the limits of established standards for normal organ radiation tolerability, are advanced into the trial.

In our ongoing Phase 1 trial, we are exploring various dosing levels of FPI-1434 in two dosing regimens: one with FPI-1434 alone, and another in which a small dose of cold antibody (naked IGF-1R antibody without the isotope) is administered prior to the imaging analogue and prior to each dose of FPI-1434.  We are exploring the impact of administering the cold IGF-1R antibody prior to the imaging analogue and prior to each dose of FPI-1434 on the biodistribution, safety and tumor uptake. We refer to this dosing regimen as the “cold/hot” dosing regimen; we refer to the dosing regimen of FPI-1434 without pre-administration of the cold antibody as the “hot only” dosing regimen. The introduction of the cold/hot dosing regimen resulted, in part, from a cold antibody sub-study (CASS) that was performed as part of the Phase 1 study, whereby a small amount of cold IGF-1R antibody was administered prior to administration of the imaging analogue only. We anticipate reporting Phase 1 safety, pharmacokinetics, and imaging data, including any evidence of anti-tumor activity, and details on the dosing paradigm in the second half of 2022.

In preclinical studies, FPI-1434 has been evaluated in combination with approved checkpoint inhibitors and DNA damage response inhibitors, or DDRis, such as PARP inhibitors. Based on preclinical data, we believe that the synergies observed with either class of agent could expand the addressable patient populations for FPI-1434 and allow for potential use in earlier lines of treatment. We are conducting additional preclinical studies of FPI-1434 in combination with approved checkpoint inhibitors and DDRis, including PARP inhibitors, to further assess the anti-tumor activity, dosing schedule and pharmacodynamics of the combinations. We anticipate initiation of a Phase 1 combination study with FPI-1434 and KEYTRUDA (pembrolizumab) to occur six to nine months following determination of the recommended Phase 2 dose of FPI-1434 monotherapy in connection with a collaboration agreement executed in May 2021 with Merck. We believe the multiple mechanisms of action of our TATs may give them the ability to address hard-to-treat solid tumors and the potential to work synergistically with other approved oncology therapies. The primary mechanism of action of 225Ac is direct cell damage through the induction of multiple double-stranded DNA breaks. In cancer patients, with pre-existing genetic defects in double-stranded DNA break repair, the PARP pathway becomes a primary DNA repair system and inhibition of that pathway results in cell death. In addition, in preclinical studies, when alpha radiation destroyed tumor cells, we believe it led to the release of tumor-associated antigens and concomitant maturation of antigen-presenting cells, or APCs, which activated and proliferated T cells at tumor sites, even in the absence of the targeted antigen. Based on this alpha-mediated immune response, we believe that the combination of our TATs with checkpoint inhibitors may lead to a robust therapeutic effect in solid tumors as compared to checkpoint inhibitor monotherapies and, in our preclinical studies, we have observed robust synergistic anti-tumor effects when combining FPI-1434 with approved checkpoint inhibitors.

In November 2020, we announced a strategic collaboration agreement with AstraZeneca UK Limited, or AstraZeneca, to jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer. The collaboration leverages Fusion’s TAT platform and expertise in radiopharmaceuticals with AstraZeneca’s leading portfolio of antibodies and cancer therapeutics, including DDRis. Under the terms of the collaboration agreement, we and AstraZeneca will jointly discover, develop and commercialize up to three novel TATs, which will utilize Fusion’s Fast-Clear linker technology platform with antibodies in AstraZeneca’s oncology portfolio. In January 2022, we announced the nomination of the first TAT candidate under the strategic collaboration agreement, a bispecific antibody owned by AstraZeneca radiolabeled with 225Ac utilizing our Fast-Clear linker technology, which we refer to as FPI-2068. In addition, we and AstraZeneca will exclusively explore up to five combination strategies between our TATs

(including Fusion’s lead candidate FPI-1434) and AstraZeneca therapeutics, for the treatment of various cancers. Each party will retain full rights to their respective assets.

We are also leveraging our TAT platform to progress our earlier-stage product candidates, including FPI-1966, into clinical development. We have designed FPI-1966 to target and deliver 225Ac to tumors expressing FGFR3, a protein that is overexpressed in multiple cancers including head and neck and bladder cancers. We submitted investigational new drug applications, or INDs, to the U.S. Food and Drug Administration, or FDA, for FPI-1966 and FPI-1967, the imaging analogue, for the treatment of head and neck and bladder cancers expressing FGFR3 in the second quarter of 2021 and announced FDA clearance of the INDs in July 2021. The Phase 1, non-randomized, open-label clinical trial of FPI-1966 in patients with solid tumors expressing FGFR3, intended to investigate safety, tolerability and pharmacokinetics and to establish the recommended Phase 2 dose, has been initiated with the first study site open to patient recruitment. We expect to dose the first patient in the second quarter of 2022 and expect preliminary pharmacokinetic and imaging data from the first patient cohort in the second quarter of 2023.

On April 1, 2021, we entered into an asset purchase agreement with Ipsen Pharma SAS, or Ipsen, to acquire Ipsen’s intellectual property and assets related to IPN-1087. IPN-1087 is a small molecule targeting neurotensin receptor 1, or NTSR1, a protein expressed on multiple solid tumor types. IPN-1087 was previously studied as a beta-emitting radiopharmaceutical and showed promising human imaging and early clinical safety data. Using our TAT platform, we combined IPN-1087 with 225Ac to create an alpha-emitting radiopharmaceutical, FPI-2059, targeting solid tumors expressing NTSR1. We expect to submit an IND for FPI-2059 in the first half of 2022.

Our company was founded to advance certain intellectual property relating to radiopharmaceuticals that had been developed by the Centre for Probe Development and Commercialization, or CPDC, which we believe is a center of excellence and recognized leader in the field of radiopharmaceutical manufacturing. Our founder and Chief Executive Officer, John Valliant, Ph.D., who has over 25 years of experience working in the radiopharmaceutical field, was the founder and CEO with responsibility for financing the CPDC and for delivering on its vision and mission. Over nearly a decade of work at the CPDC, members of our management team, including our Chief Technology Officer, Eric Burak, developed our proprietary Fast-Clear linker technology to enable the delivery of alpha emitting radiopharmaceuticals to tumor cells while simultaneously promoting enhanced clearance of the non-tumor localized isotopes. We have also developed robust manufacturing and supply chain capabilities for TATs. In addition, we have assembled a management team with extensive experience with radiopharmaceuticals, preclinical and clinical development of oncology therapies, commercialization and business development. We completed our initial public offering, or IPO, in June of 2020 and currently have cash and investments to fund operations through the end of 2023.

Our Pipeline

We are leveraging our TAT platform to advance a pipeline of alpha-based therapeutic programs to treat various cancers. The figure below details our current pipeline of TATs.

Background of Radiation-Based Therapies and Radiopharmaceuticals

External beam radiation, or ExB, is one of the most widely used treatments for cancer, with approximately 50% of all cancer patients receiving radiation therapy during the course of treatment. To deliver ExB, a radiation therapy device is used to aim a beam of ionizing radiation into the tumor to kill cancer cells. Based on advances in radiation technology, ExB is highly effective in killing cancer cells and this treatment modality contributes towards approximately 40% of curative treatment for cancer. However, despite the successes of ExB treatment, only a limited number of sites in the body can be irradiated at any one time by this treatment due to the off-target effects of radiation that can damage normal tissues. In addition, not all types of cancers can be treated with ExB, as certain organs or tumor types may be difficult to access with radiation beams. As a result, ExB use has generally been restricted to treating localized tumors and is not typically used as a monotherapy to treat patients who have metastatic disease.

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

The graphic below illustrates a comparison of some of the key differences between beta particles and alpha particles.

*	Molecule size and arrows representing travel distance shown for illustrative purposes only and not drawn to scale.

Commercially Available Radiopharmaceuticals

Two of the earliest antibody targeted radiopharmaceuticals, Bexxar and Zevalin, are beta emitting therapies for the treatment of CD20 positive lymphomas. Despite receiving approval from the FDA in 2003 and 2002, respectively, Bexxar and Zevalin proved difficult to handle commercially and required specialized rooms for administration, which limited the number of sites that could deliver the treatment and market acceptance of the therapies. Usage of Bexxar and Zevalin was also hampered by supply chain issues, including the need for some on-site production and handling, and reimbursement challenges due to the logistics of medical oncologists having to manage the patients while nuclear medicine physicians administered the therapies. These challenges limited the commercial success of these first-generation radiopharmaceuticals.

Since that time, next-generation radiopharmaceuticals have been developed and approved. The first and only approved alpha emitting therapy is Xofigo, a salt of radium that naturally localizes to regions where cancer cells are infiltrating bone. Xofigo was approved in 2013 for the treatment of bone metastases associated with prostate cancer. Unlike some of the first-generation targeted radiopharmaceutical therapies, Xofigo utilizes centralized manufacturing, can be administered in typical oncology suites and has overcome reimbursement challenges. In addition, the approval and demonstrated efficacy of Xofigo show that alpha emitting therapies can be a safe and effective way to eradicate cancer cells. Despite Xofigo’s use being limited to its approved label due to its inability to be robustly connected to a targeting molecule, Xofigo has been widely adopted and used in sites throughout the U.S. Another next-generation targeted radiopharmaceutical therapy that has been recently approved is Lutathera, a beta emitting therapy. Since its approval in 2018, annual worldwide sales of Lutathera reached $475 million in 2021, despite only being approved for a short period of time and for only a subset of neuroendocrine cancers.

Our Targeted Alpha Therapies Platform

Overview

We are developing the next generation of precision oncology TATs that have the potential to treat a large population of cancer patients across multiple tumor types, including those with metastatic disease. By leveraging our proprietary TAT platform, we aim to develop alpha emitting radiopharmaceuticals using various targeting molecules to deliver the radioactive payload directly to difficult to treat tumors. Our TAT platform is underpinned by our ability to radiolabel various classes of targeting molecules (including antibodies, small molecules and peptides), our research and insights into the underlying chemistry and biology of alpha emitting radiopharmaceuticals, our differentiated capabilities in target identification, candidate generation, manufacturing and supply chain, our proprietary Fast-Clear linker technology used in conjunction with antibody-based targeting molecules, and development of imaging diagnostics.

Our TAT platform gives us the ability to develop alpha therapies against a range of targets and cancer types employing a range of different delivery vehicles, including antibodies, small molecules, and peptides. Our growing pipeline, which is derived from our platform, is supported by our infrastructure, preferred partnerships and expertise in radiopharmaceutical manufacturing. We utilized our TAT platform to discover, design and develop our lead program, FPI-1434, and our second program, FPI-1966, which are each currently in ongoing Phase 1 clinical trials. We plan to continue to leverage our platform to assess the potential of and develop multiple additional pipeline programs, including FPI-2059.

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

Our Selection of Targets and Targeting Molecules

Our platform and strategy creates an extensive pool of potential targets and targeting molecule candidates from which to develop novel TATs, including: (i) molecules with good tumor cell targeting but poor efficacy, (ii) molecules with good efficacy but poor safety profiles, (iii) novel target molecule discoveries, and (iv) life-cycle management opportunities for commercially available molecules. Potential candidates can come from discontinued programs, novel molecules in development, approved molecules or other proprietary agents in connection with in-licensing activities, partnerships, research collaborations, and internal research efforts.

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

Our initial approach was to in-license antibodies that have been in clinical development and have demonstrated the ability to localize in tumor cells with favorable tolerability data. We believe that the addition of an alpha emitting isotope to these types of antibodies, using our Fast-Clear linker technology, renders the antibodies more potent than when they were used as protein-only therapies or as antibody drug conjugates, or ADCs. With multiple INDs or IND-enabling studies on antibody-based TATs, we have leveraged our internal discovery capabilities and expertise and expanded our research and development efforts to include other classes of targeting molecules, including small molecules and peptides.

Fast-Clear Linker Technology

An important element of our TAT platform is our Fast-Clear linker technology, created over nearly a decade of work at the CPDC, which is designed to enable us to connect our alpha emitting isotope of choice, 225Ac, to antibody-based targeting molecules that are designed to deliver radiation directly to cancer cells. When compared to commercially available linkers, our proprietary Fast-Clear linker has shown in preclinical studies the differentiated ability to promote enhanced clearance of the non-tumor localized 225Ac payload without sacrificing the uptake of the TAT in the tumor. Rapid clearance of the alpha emitting isotope from normal tissues is important and creates the opportunity to enhance tolerability and widen the therapeutic window of our product candidates.

As depicted in the figure below, we can generate TATs that are comprised of three components: (i) a monoclonal antibody that is designed to selectively target antigens that are unique to, or preferentially expressed on, cancer cells throughout the body; (ii) the alpha emitting medical isotope 225Ac designed to kill cancer cells; and (iii) our proprietary Fast-Clear linker that attaches the targeting molecule to the radioactive payload.

When our TATs are metabolized outside of cancer cells, the Fast-Clear linker, unlike standard commercial linkers, is designed to rapidly clear from the body along with any isotopes bound to the linker. We believe that our linker’s ability to promote clearance without compromising the tumor’s uptake of the alpha particle overcomes a longstanding challenge of radiopharmaceutical drug development.

As an example, in our preclinical studies, we administered mice (n=5 in each dose group or vehicle group) with either an analogue of FPI-1434 or a radioimmunoconjugate utilizing a commercially available linker. Over a seven-day observation period following administration, we measured the amount of radioactivity excreted in the mice urine and feces to determine the amount of non-tumor localized radiopharmaceuticals cleared. As shown in the image below, our Fast-Clear linker has been observed in preclinical studies to clear 3.1 times the amount of non-tumor localized radiopharmaceuticals compared to the most widely used commercial linker, reducing radiation exposure to normal tissue. We believe the ability of our Fast-Clear linker to clear more non-tumor localized radiopharmaceuticals than commercial linkers could widen the therapeutic window of our product candidates.

Fast-Clear Linker Promoted Enhanced Clearance of Non-Tumor Localized Radiopharmaceuticals

Fusion's Linker
Commercial Linker
% Dose Excreted
0
10
20
30
40
50
0
1
2
3
4
5
6
7
Time (days)
3.1X

While our initial product candidates employ the same linker, we have developed a proprietary library of Fast-Clear linkers with distinct properties that may be used for future radiopharmaceutical candidates.

Candidate Generation

Our TAT platform has the ability to rapidly generate potential product candidates for testing in a reproducible manner. Our radiochemistry team uses established procedures to label the molecule with a radioisotope. If the targeting molecule is an antibody, we utilize our Fast-Clear linkers to attach the antibody to 225Ac and evaluate whether the addition of the Fast-Clear linker does not affect the binding affinity and biological function of the targeting molecule. For all of our development candidates, we perform biodistribution studies in human tumor xenograft models to assess uptake of the radioisotope in the tumor versus normal tissues. This is followed by preliminary preclinical efficacy studies using the 225Ac radiolabeled version of the targeting molecule to assess whether the TAT should be advanced to longer term preclinical efficacy and toxicity studies. It typically takes six to nine months from the receipt or development of a targeting molecule to the commencement of studies enabling an IND that includes the evaluation of different doses and dose schedules in a variety of tumor types, as well as dosimetry and toxicity studies.

Manufacturing and Supply Chain Capabilities

We were founded to advance certain intellectual property relating to radiopharmaceuticals that had been developed by CPDC, which was founded in 2008 and which we believe is a recognized leader and a national center of excellence in the field of radiopharmaceutical manufacturing. We have retained access to CPDC’s infrastructure and capabilities under a preferred master services agreement. We have developed a supply chain to receive 225Ac from producers, such as the

Department of Energy, or DoE, assemble and manufacture the finished radiopharmaceutical candidates by connecting the 225Ac to the targeting molecule and have the ability to supply the finished product candidates to global clinical sites, including those in Canada, the United States and Australia. We also have internal manufacturing expertise, which facilitates rapid tech transfer to other third-party manufacturers, and extensive experience in managing the full supply chain for radiopharmaceuticals.

More recently, we contracted with Cardinal Health in May 2019 as an additional manufacturer of our TAT product candidates. In addition, in June 2021, we entered into a lease agreement with Hamilton, Ontario-based McMaster University for approximately 27,000 square feet of space at our current headquarters for the purpose of establishing a manufacturing facility to supplement our existing agreements with third-party contract manufacturing organizations, or CMOs, for the manufacture of drug substance and drug product for preclinical and clinical needs. We expect that construction of our own manufacturing facility will provide us with enhanced control of material supply for preclinical studies, clinical trials, and commercialization, enable more rapid implementation of process changes, and allow for better long-term margins if any of our product candidates successfully complete clinical trials and receive marketing approval.

Imaging Diagnostics

For each of our product candidates, we create an imaging analogue that replaces 225Ac with the commercially used radioactive imaging isotope 111In. This allows us to assess uptake of the imaging analogue into the targeted tumor and to determine radiation doses to key organs. The imaging analogue versions of our product candidates are leveraged in both preclinical and clinical development and are used to enrich the patient population in our clinical trials by identifying the patients and tumor types more likely to respond to therapy.

Our Programs

Our TAT platform enables us to connect alpha particle emitting isotopes to various targeting molecules, that are designed to selectively deliver the alpha particle payloads to tumors. We are currently investigating TATs utilizing multiple classes of targeting molecules such as antibodies (including bispecifics), small molecules and peptides.

Antibody TAT Candidates

FPI-1434: Targeting IGF-1R

Overview

Our lead product candidate, FPI-1434, is designed to target IGF-1R, a transmembrane receptor tyrosine kinase that is overexpressed in multiple types of common solid tumors, including ovarian, sarcoma, head and neck, prostate, non-small cell lung, colorectal and liver cancers, among other cancers, as shown in the table below, making it a potentially attractive target for cancer therapies. The overexpression of IGF-1R has been reported to be associated with faster disease progression, poor prognosis, metastasis and resistance to chemotherapy. IGF-1R is a well-established tumor target, but historical attempts to suppress tumor growth or enhance the effectiveness of chemotherapies by inhibiting the IGF-1R signaling pathway were unsuccessful in the clinic. Previous development of therapeutics focused on blocking the IGF-1R signaling pathway with an anti-IGF-1R antibody, either directly or through its downstream effectors. The development of these product candidates was hampered by limited efficacy, due to a variety of factors, including the tumor’s ability to upregulate compensatory growth mechanisms. For FPI-1434, we have designed the product candidate to rely on the IGF-1R antibody only as a way to identify and deliver our alpha emitting payload to the tumor, and the mechanism of action does not depend on the IGF-1R signaling pathway to kill the tumor. Furthermore, the amount of protein administered for a TAT like FPI-1434, is significantly less than the amount used in trials on the naked antibody.

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

In our preclinical studies, we observed that FPI-1434 penetrated solid tumors, delivered the alpha particle to the tumor site and created dose-dependent double-stranded DNA breaks. We are currently evaluating FPI-1434 as a monotherapy in the dose escalation portion of a Phase 1 clinical trial in patients with IGF-1R positive solid tumors to assess its safety, tolerability and pharmacokinetics as well as to identify the MTD and the recommended Phase 2 dose. As part of the screening process, patients are administered the imaging analogue of FPI-1434, which utilizes the same linker and targeting molecule, but replaces 225Ac with the radioactive 111In and only those patients who meet predefined tumor uptake and dosimetry, and show organ radiation exposure within the limits of established standards for normal organ radiation tolerability, are advanced into the trial. In our ongoing Phase 1 trial, we are exploring various dosing levels of FPI-1434 in two dosing regimens: one with FPI-1434 alone, and another in which a small dose of cold antibody (naked IGF-1R antibody without the isotope) is administered prior to the imaging analogue and prior to each dose of FPI-1434.  We are exploring the impact of administering the cold IGF-1R antibody prior to the imaging analogue and prior to each dose of FPI-1434 on the biodistribution, safety and tumor uptake. We refer to this dosing regimen as the “cold/hot” dosing regimen; we refer to the dosing regimen of FPI-1434 without pre-administration of the cold antibody as the “hot only” dosing regimen. The introduction of the cold/hot dosing regimen resulted, in part, from a CASS that was performed as part of the Phase 1 study, whereby a small amount of cold IGF-1R antibody was administered prior to administration of the imaging analogue only. We anticipate reporting Phase 1 safety, pharmacokinetics, and imaging data, including any evidence of anti-tumor activity, and details on the dosing paradigm in the second half of 2022.

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

As part of the screening process for the trial, all patients are administered a single injection of 185 megabecquerel, or MBq, of FPI-1547, the imaging analogue of FPI-1434 which contains 111In instead of 225Ac, and SPECT and planar imaging is used to evaluate tumor uptake of the imaging isotope. In accordance with the trial protocol, patients that meet predefined uptake and dosimetry criteria for FPI-1547 are advanced into the trial and administered FPI-1434 within approximately fourteen days of receiving the imaging analogue. Based on the findings from our preclinical safety studies, the protocol does not require patients to receive Spironolactone, a diuretic, in advance of receiving FPI-1434 to protect against potential kidney toxicity concerns.

We have completed evaluation of single escalating doses of 10 kBq/kg, 20 kBq/kg, and 40 kBq/kg of FPI-1434 across three cohorts in a total of 12 patients. We convened a Safety Review Committee (SRC) meeting in the third quarter of 2020 to evaluate the safety of the single-dose cohort of 40kBq/kg (cohort three). The SRC determined the safety data of cohort three allowed us to begin the multi-dosing portion of the study at the next higher planned dose level. In December 2020, we dosed the first patient in the multi-dosing portion of the Phase 1 study. We continue to explore various dosing levels in two dosing regimens (the hot only and cold/hot dosing regimens) in this study.

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

700
600
500
400
300
200
100
0
Tumor volume (mm3)
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
Days after treatment initiation
0
2
4
6
8
10
0
6
12
18
24
30
36
42
48
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

FPI-1966: Targeting FGFR3

We designed FPI-1966 to target and deliver 225Ac to tumor sites expressing FGFR3, or fibroblast growth factor receptor 3, a protein that is overexpressed in multiple cancers including colorectal, ovarian, bladder, and head and neck cancers. FPI-1966 utilizes our Fast-Clear linker to connect a human monoclonal antibody that targets FGFR3 with 225Ac. We acquired the rights to vofatamab from Rainier Therapeutics, Inc. (f/k/a BioClin Therapeutics, Inc.), or Rainier, who had licensed the molecule from Genentech. Rainier had previously evaluated vofatamab as a therapeutic agent in a Phase 1b/2 trial in combination with pembrolizumab, an immune checkpoint inhibitor, and a Phase 1/2(b) trial in combination with docetaxel, to determine safety, tolerability and preliminary efficacy in the treatment of patients with locally advanced or metastatic bladder cancer. Although the antibody was observed to be well-tolerated in approximately 140 patients across several studies, it failed to demonstrate sufficient positive therapeutic efficacy to warrant further development. Because we are utilizing the antibody only as a way to identify and deliver the 225Ac payload into the tumor and the mechanism of action of FPI-1966 has been observed in our preclinical studies not to depend on the FGFR3 signaling pathway to kill the tumor, we do not believe that the lack of sufficient efficacy observed for the antibody itself in previous trials will impact the potential anti-tumor activity of FPI-1966. Currently there is an approved pan-FGFR inhibitor for the treatment of bladder cancer, though it is limited to specific genetic alterations. We believe our TAT therapy will enable targeting FGFR3-expressing cancers, independent of those genetic mutations with minimal resistance due to alpha radiation’s mechanism of action.

In preclinical studies, we observed pre-dosing with cold antibody (naked vofatamab without the isotope) increases circulating FPI-1966, to drive enhanced tumor lesion uptake. The addition of vofatamab to the dosing regimen acts to reduce specific and non-specific binding of the radiolabeled antibody to normal tissue. This in turn allows for increased FPI-1966 concentrations in the blood allowing more FPI-1966 to bind to the tumor. We have performed studies preclinically to optimize both the co-dosing and pre-dosing regimens of vofatamab prior to administering FPI-1966. The results from the optimized dosing regimen FPI-1966 and vofatamab is shown below. The data shows that a slower blood clearance and higher tumor uptake can be observed with the optimized regimen.

This regimen when administered in mouse efficacy studies demonstrates single-dose, dose-dependent tumor regression in a model of bladder cancer.

We submitted INDs for FPI-1966 and FPI-1967, as the imaging analogue, in the second quarter of 2021 and announced FDA clearance of the INDs in July 2021. The Phase 1, non-randomized, open-label clinical trial of FPI-1966 in patients with solid tumors expressing FGFR3, intended to investigate safety, tolerability and pharmacokinetics and to establish the recommended Phase 2 dose, has been initiated with the first study site open to patient recruitment. We expect to dose the first patient in the second quarter of 2022 and expect preliminary pharmacokinetic and imaging data from the first patient cohort in the second quarter of 2023.

As part of the screening process for the trial, all patients will be administered a single injection of FPI-1967, the imaging analogue of FPI-1966, and imaging will be used to evaluate tumor uptake of the imaging isotope. In accordance with the trial protocol, patients that meet predefined uptake and dosimetry criteria will be advanced into the trial. The first cohort of the study will evaluate the potential impact of the cold antibody (naked vofatamab without the isotope) on biodistribution, pharmacokinetics, and dosimetry by exploring cold antibody doses of 0mgs/kg to 10mgs/kg in four sub-cohorts prior to administration of FPI-1966 at 10kBq/kg. The cold antibody dosing level, if any, that demonstrates the optimal increase in tumor lesion uptake and safety profile will be used in all subsequent multiple dose escalation cohorts of FPI-1966 ranging from 20kBq/kg to 100kBq/kg in a standard three-by-three clinical trial design utilizing a six-week dose limiting toxicity (DLT) observation period.

FPI-2068

In January 2022, we announced the nomination of the first TAT candidate, which we refer to as FPI-2068, under the strategic collaboration agreement with AstraZeneca entered into in October 2020, where we and AstraZeneca may jointly develop up to three novel TATs. The first TAT candidate is a bispecific antibody owned by AstraZeneca radiolabeled with 225Ac utilizing our Fast-Clear linker technology.

Small Molecule TAT Candidate

FPI-2059: Targeting NTSR1

On April 1, 2021, we entered into an asset purchase agreement with Ipsen to acquire Ipsen's intellectual property and assets related to IPN-1087. IPN-1087 is a 177Lu-based small molecule radiopharmaceutical targeting NTSR1; a protein expressed on multiple solid tumor types. We have combined our expertise and TAT platform with IPN-1087 to create an alpha-emitting radiopharmaceutical, FPI-2059, targeting solid tumors expressing NTSR1.

Preclinical data with an 225Ac labeled form of IPN-1087 previously demonstrated single dose tumor kill. In addition, existing human imaging studies and experience with IPN-1087 as a beta emitter showed promising safety and imaging data which we believe can be leveraged and enhanced by converting it to the alpha emitter. Based upon the known expression of NTSR1 and existing imaging data showing strong uptake, we believe there are opportunities to address colorectal, gastric and pancreatic cancers. We also believe there is an opportunity with FPI-2059 to address neuroendocrine differentiated, or NED, prostate cancer, where there are currently limited treatment options.

We expect to submit an IND to the FDA for FPI-2059 in the first half of 2022.

Early-Stage Pipeline

In January 2022, we entered into two separate strategic research collaborations to discover novel, peptide-based radiopharmaceuticals for the treatment of various solid tumors. Under the agreements, Fusion has global rights to develop and commercialize any peptides discovered under either collaboration.

To further expand our pipeline, we have in-licensed, and plan to continue to in-license, additional targeting molecules for the development of TATs that are in various stages of discovery and preclinical development.

Relationship with CPDC

We were founded in 2014 to advance certain intellectual property relating to radiopharmaceuticals that had been developed by CPDC. We believe CPDC is a recognized leader in the field of radiopharmaceutical manufacturing. CPDC was funded as a Centre of Excellence for Commercialization Research under the Canadian federal government’s Centres of Excellence for Commercialization and Research, or CECR, program.

Following the time of our incorporation, some of our non-voting common shares were allocated to certain CPDC employees. We are also party to a Master Services Agreement and Supply Agreement with CPDC, pursuant to which CPDC provides products and services to us, including preclinical and manufacturing services, administrative support services, access to laboratory facilities and laboratory technicians and products for human safety and efficacy clinical trials. In connection with the Company entering into a lease for a manufacturing facility in Hamilton, Ontario, we entered into an agreement with CPDC to train personnel. See “Certain Relationships and Related Transactions, and Director Independence.”

Manufacturing and Supply

For clinical supply, we use CMOs who comply with the FDA’s current good manufacturing practices, or cGMP, for the manufacture of our drug substance, in particular, our targeting molecules. We currently produce our proprietary Fast-Clear linkers in house. However, prior to registrational clinical trials, we plan to transition the manufacturing of our Fast-Clear linkers to a CMO. Currently, we contract with the DoE to supply us with 225Ac and are exploring other potential sources for 225Ac. We currently rely on the CPDC to receive the components of our TATs and to assemble and manufacture the finished TATs pursuant to a Master Services Agreement. CPDC then delivers the finished product candidates to global clinical sites, including those in Canada, the United States and Australia. We have contracted with Cardinal Health 141, LLC, or Cardinal Health, as an additional manufacturer of our TAT product candidates.

In June 2021, we entered into a lease agreement with Hamilton, Ontario-based McMaster University for approximately 27,000 square feet of space at our current headquarters for the purpose of establishing a manufacturing facility to supplement our drug product manufacturing capacity at contract development and manufacturing organizations, or CDMOs, for preclinical and clinical needs. We expect that construction of our own manufacturing facility will provide us with enhanced control of material supply for preclinical studies, clinical trials, and commercialization, enable more rapid implementation of process changes, and allow for better long-term margins if any of our product candidates successfully complete clinical trials and receive marketing approval. Although we are in the process of establishing our own manufacturing facility, we expect to rely on third parties for our manufacturing processes and the production of all clinical supply in the near term.

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

We consider our most direct competitors to be companies developing targeted alpha radiopharmaceuticals for the treatment of cancer. There are several companies developing targeted alpha-based radiopharmaceuticals for the treatment of cancer, including Bayer AG, or Bayer, Novartis AG, or Novartis, Actinium Pharmaceuticals, Inc., Johnson & Johnson, RadioMedix, Inc, Orano Med, Telix Pharmaceuticals Limited and POINT Biopharma Inc. as well as several early-stage companies who recently entered the field such as RayzeBio, Inc. and Curie Therapeutics, Inc. These companies are targeting a wide range of solid and hematologic malignancies using various alpha emitting isotopes, including Radium-223, Actinium-225 and Thorium-227. The first and only approved alpha particle-based therapy is Bayer’s Xofigo, a salt of radium that cannot easily and robustly be attached to a targeting molecule, but naturally localizes to regions where cancer cells are infiltrating bone. Xofigo was approved in the United States by the FDA in 2013 for the treatment of bone metastases associated with prostate cancer.

There are several companies with approved beta-based radiopharmaceuticals, including Novartis, Bayer, Lantheus Holdings, Inc. and Q BioMed Inc. The beta emitting isotopes used by these companies include Iodine-131, Lutetium-177, Strontium-89 and Yttrium-90. A beta particle emitting radiopharmaceutical, Novartis’ Lutathera, was approved in 2018 for the treatment of patients with somatostatin receptor-positive gastroenteropancreatic neuroendocrine cancers. There are other beta particle-based radiopharmaceuticals in various stages of clinical development by companies including Novartis AG, Y-mAbs Therapeutics, Inc. and Clovis Oncology, Inc.

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

As of March 7, 2022, our patent estate that we own and in-licensed includes over ten issued U.S. patents, over 30 pending U.S. patent applications, over 85 issued foreign patents, over 130 pending foreign patent applications and five pending international Patent Cooperation Treaty, or PCT, applications.

Specific Product Candidates

We in-licensed a patent family with composition of matter and methods of use claims covering FPI-1434 and its use, with patent applications pending in the United States, and various foreign jurisdictions and regions including, but not limited to, Australia, Canada, China, Eurasia, Europe, Israel, India, Japan, Singapore and South Africa. Patent applications in this family, if issued, are expected to expire in May 2038, without taking potential patent term extensions into account.

We also in-licensed an issued U.S. patent with composition of matter and methods of use claims covering FPI-1434 and its use, which is expected to expire in August 2037, without taking potential patent term extensions into account.

We own a patent family with composition of matter and methods of use claims covering FPI-1966 and its use, which includes a pending international or PCT patent application. Patent applications claiming the benefit of the PCT patent application, if issued, are expected to expire in 2041, without taking potential patent terms extensions into account.

We in-licensed a patent family with composition of matter and methods of use claims covering FPI-2059 and its use, which includes an issued U.S. patent, a pending U.S. patent application, over 30 granted foreign patents in various jurisdictions, including Australia, Canada, China, Europe, Israel, Japan, Mexico, Russia and South Africa, and over five pending foreign patent applications in various jurisdictions, including Brazil, China, Europe, India, Japan, and Singapore. Patents and patent applications, if issued, are expected to expire December 2033, without taking potential patent terms extensions into account.

Specific Targeting Molecules

We in-licensed a patent family with composition of matter and methods of use claims directed to radioimmunoconjugates comprising IGF-1R specific antibodies and their use, with patent applications pending in the United States and various foreign jurisdictions and regions including, but not limited to, Australia, Canada, China, Eurasia, Europe, Israel, India, Japan, Singapore, and South Africa. Patent applications in this family, if issued, are expected to expire in May 2038, without taking potential patent term extensions into account.

We in-licensed a patent family with composition of matter and methods of use claims directed to FGFR3 specific antibodies, which includes four issued U.S. patents, one pending U.S. patent application, over 20 granted foreign patents in various jurisdictions, including Australia, Canada, China, Europe, Israel, India, Japan, Mexico, Russia and South Africa, and over five pending foreign patent applications in various jurisdictions, including Brazil, Europe, Thailand and Venezuela. Patents and patent applications, if issued, are expected to expire 2030, without taking potential patent terms extensions into account.

We own a patent family with composition of matter and methods of use claims directed to radioimmunoconjugates comprising FGFR3 specific antibodies and their use.  This patent family includes a pending international or PCT patent application. Patent applications claiming the benefit of the PCT patent application, if issued, are expected to expire in 2041, without taking potential patent terms extensions into account.

We in-licensed a patent family with composition of matter and methods of use claims directed to neurotensin receptor ligands, which include an issued U.S. patent, a pending U.S. patent application, over 30 granted foreign patents in various jurisdictions, including Australia, Canada, China, Europe, Israel, Japan, Mexico, Russia and South Africa, and over five pending foreign patent applications in various jurisdictions, including Brazil, China, Europe, India, Japan, and Singapore. Patents and patent applications, if issued, are expected to expire December 2033, without taking potential patent terms extensions into account.

Combination Therapies

We own a patent family with method claims directed to our radioimmunoconjugates in combination with checkpoint inhibitors, with patent applications pending in the United States, and various foreign jurisdictions and regions including, but not limited to, Australia, Canada, China, Eurasia, Europe, Israel, India, Japan, Singapore and South Africa. The pending patent applications, if issued, are expected to expire in 2039, without taking potential patent terms extensions into account.

We own a patent family with method claims directed to our radioimmunoconjugates in combination with DNA damage repair inhibitors, with patent applications pending in the United States, and various foreign jurisdictions and regions including, but not limited to, Australia, Canada, China, Eurasia, Europe, Israel, India, Japan, Singapore and South Africa. The pending patent applications, if issued, are expected to expire in 2039, without taking potential patent terms extensions into account.

We own a patent family with method claims directed to administering an FGFR3 inhibitor in combination with a PD1 inhibitor with a pending U.S. patent application, three granted foreign patents in Australia, Japan, and Singapore, and 15 pending foreign patent applications in various jurisdictions and regions including Australia, Canada, China, Europe, Israel, India, Japan and Korea. Patents and patent applications, if issued, are expected to expire in 2036, without taking potential patent terms extensions into account.

We own a patent family with method claims directed to administering an FGFR3 inhibitor in combination with a checkpoint inhibitor, which includes a pending U.S. patent application and six pending foreign patent applications in Australia, Canada, China, Europe, Hong Kong and Japan. The U.S. patent application or foreign applications, if issued, are expected to expire in 2040, without taking potential patent terms extensions into account.

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

Fast-Clear Linker Technology

We in-licensed a patent family with composition of matter and method claims directed to radioimmunoconjugates comprising chelating moieties, linkers and targeting moieties, including antibodies. A U.S. patent was issued in this patent family, which is expected to expire in August 2037, without taking potential patent term extensions into account. Patent applications are also pending in the United States and various foreign jurisdictions and regions including, but not limited to, Australia, Canada, China, Eurasia, Europe, Israel, India, Japan, Singapore, and South Africa. Patent applications in this family in foreign jurisdictions and regions, if issued, are expected to expire in May 2038, without taking potential patent term extensions into account.

Novel Chelates

We own a patent family with composition of matter and method claims directed to our radioimmunoconjugates comprising hydroxypyridone, or HOPO, chelates, which includes a pending U.S. patent application, a pending international or PCT application and patent applications pending in Taiwan and Argentina. Patent applications or patent applications claiming the benefit of the PCT application, if issued, are expected to expire in 2041, without taking potential patent terms extensions into account.

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

For the novel TATs, the parties will utilize our Fast-Clear linker technology to bind the alpha-emitting isotope actinium-225 to certain antibodies in AstraZeneca’s oncology portfolio. Under the AstraZeneca Agreement, the parties may develop up to three novel TATs. We will take the operational lead on preclinical development and clinical studies aimed at establishing safety for the novel TATs, referred to as the Stage 1 Development, while AstraZeneca will be responsible for subsequent clinical development, referred to as the Stage 2 Development. We and AstraZeneca will share development costs equally (with each party responsible for the cost of its own supply in connection with such development). Either party has the right to opt out of the co-development and co-commercialization arrangement at pre-determined timepoints and obtain exclusive rights to a novel TAT in exchange for milestone payments to the other party of up to $145.0 million per novel TAT and a low or high single-digit royalties on future sales (depending on the opt out time point). If neither party opts out, and unless otherwise agreed by the parties, AstraZeneca will lead worldwide commercialization activities for the novel TATs, subject to our option to co-promote the TATs in the U.S.  All profits and losses resulting from such commercialization activities will be shared equally. In January 2022, we announced the nomination of the first TAT candidate under the AstraZeneca Agreement: a bispecific antibody owned by AstraZeneca radiolabeled with 225Ac utilizing our Fast-Clear linker technology, which we refer to as FPI-2068.

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

Rainier Asset Purchase Agreement and Genentech License Agreement

In March 2020, we entered into an asset purchase agreement with Rainier, or the Rainier Asset Purchase Agreement. Pursuant to the Rainier Asset Purchase Agreement, we acquired substantially all the assets of Rainier in consideration for an upfront cash payment of $1.0 million, which was paid at the closing, or the Closing. Unless the Rainier Asset Purchase Agreement was terminated pursuant its terms, which termination initially could not have occurred later than eight months following the Closing, or the Outside Date, we were obligated to pay Rainier an additional amount of $3.5 million and to issue 313,359 of our common shares on the Outside Date. If the Rainier Asset Purchase Agreement was not terminated by the Outside Date, we were also obligated to make aggregate milestone payments to Rainier of up to $22.5 million and issue up to 156,679 of our common shares upon the achievement of specified development and regulatory milestones, of which a $2.0 million milestone payment and the issuance of 156,679 common shares are due upon the first patient dosed in a Phase 1 clinical trial of FPI-1966, and of up to $42.0 million upon the achievement of specified sales milestones.

In the event we enter into a transaction with a non-affiliated party relating to the license or sale of substantially all our rights to develop the specified compound of antibody molecules, we will be required to pay Rainier a specified percentage of the revenue from such transaction, in an amount ranging from 10% to 30%, based on how long after the Closing the transaction takes place.

The Rainier Asset Purchase Agreement could have been terminated at any time prior to the Outside Date upon 30 days’ notice by us to Rainier or upon the mutual written consent of both parties. On October 8, 2020, we entered into a first amendment to the Rainier Agreement, or the First Amended Rainier Agreement, to extend certain terms of the Rainier Asset Purchase Agreement. Specifically, the Outside Date, was amended such that termination may not occur later than eleven months following the Closing, or February 10, 2021, or the Revised Outside Date. On February 8, 2021, we entered into a second amendment to the First Amended Rainier Agreement, as amended, or the Second Amended Rainier Agreement. Pursuant to the Second Amended Rainier Agreement, the Outside Date was further amended such that termination may not occur later than July 1, 2021, and such amendment was made in consideration for early payment of the additional $3.5 million owed to Rainier. On May 26, 2021, we notified Rainier of our intent to continue development of the asset and issued 313,359 of our common shares to Rainier on July 1, 2021.

In connection with the Rainier Asset Purchase Agreement, in March 2020, we were assigned all of Rainier’s rights and obligations under an exclusive license agreement, dated December 26, 2012, between BioClin Therapeutics, Inc. and Genentech, Inc., or the Genentech License Agreement. Pursuant to the Genentech License Agreement, we have an exclusive, worldwide, sublicensable license to make, use, research, develop, sell and import certain intellectual property and technology of Genentech relating to vofatamab, an antibody targeted to FGFR3, and a mutant antibody thereof, or the Licensed Antibodies, including any products that contain a Licensed Antibody as an active ingredient, or Products, for all human uses.

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

Ipsen Asset Purchase Agreement

On March 1, 2021, we announced that we entered into an asset purchase agreement with Ipsen, or the Ipsen Asset Purchase Agreement. Pursuant to the Ipsen Asset Purchase Agreement, we acquired Ipsen’s intellectual property and assets related to IPN-1087, a small molecule targeting NTSR1, a protein expressed on multiple solid tumor types.  We intend to combine our expertise and proprietary TAT platform with IPN-1087 to create an alpha-emitting radiopharmaceutical targeting solid tumors expressing NTSR1. The acquisition closed on April 1, 2021.

Upon closing of the asset acquisition, we paid €0.6 million ($0.8 million at the date of payment) and issued an aggregate of 600,000 common shares to Ipsen under a share purchase agreement which was entered into concurrently with the Ipsen Asset Purchase Agreement. We are also obligated to pay Ipsen up to an additional €67.5 million upon the achievement of certain development and regulatory milestones; low single digit royalties on potential future net sales; and up to €350.0 million in net sales milestones, in each case, relating to products covered by the Ipsen Asset Purchase Agreement.  We are responsible for paying to a third-party licensor up to a total of €70.0 million in development milestones for up to three indications and mid to low double-digit royalties on potential future net sales of products covered by the license agreement.

The Ipsen Asset Purchase Agreement includes a royalty step down whereby royalties owed to Ipsen will be reduced by certain percentages not to exceed 50%, in the aggregate, of the royalty owed under certain circumstances relating to loss of patent exclusivity, loss of regulatory exclusivity or generics entering a market. Under the asset purchase agreement Ipsen has agreed not to develop a molecule that targets NTSR1 and combines at least one NTSR1 binding moiety and a radionuclide or cytotoxic agent until the earlier of (i) the seventh anniversary of the closing date or (ii) the date of data base lock after completion of the first Phase 3 clinical trial for IPN-1087.

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

A product candidate may also be eligible for accelerated approval, if it treats a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA generally requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period.

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

FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Additionally, manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violations, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of post-approval problems with a product may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including recall.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition to coverage under Medicare Part D for the manufacturer’s outpatient drugs.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and congressional challenges, as well as efforts by the former Trump administration to repeal or replace certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

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

Even if Health Canada approves a product candidate, it may limit the approved indications for use of the product candidate, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms.

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

Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The transitory provisions of the new Regulation offer sponsors the possibility to choose between the requirements of the previous Directive and the new Regulation if the request for authorization of a clinical trial is submitted in the year after the new Regulation became applicable. If the sponsor chooses to submit under the Directive, the clinical trial continues to be governed by the previous Directive until three years after the new Regulation became applicable. If a clinical trial continues for more than three years after the Regulation became applicable, the new Regulation will at that time begin to apply to the clinical trial.

The new Regulation overhauls the system of approvals for clinical trials in the EU. Specifically, it is directly applicable in all Member States (meaning that no national implementing legislation in each Member State is required), and aims at simplifying and streamlining the approval of clinical trials in the EU. The main characteristics of the new Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Concerned Member States) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Concerned Member State. Strict deadlines have also been established for the assessment of clinical trial applications.

European Union Drug Review and Approval

In the EU, medicinal products can only be commercialized after obtaining a marketing authorization, or MA. There are two types of marketing authorizations.

•

The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and is valid throughout the entire territory of the EU and the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain types of products, including products produced by biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

Under the centralized procedure, the EMA’s CHMP, is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. The maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a marketing authorization application considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

•

National MAs, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this national MA can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other member state, referred to as the Concerned Member States, for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Concerned Member States).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EU make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. In addition, there are specific requirements for a radiopharmaceutical marketing authorization application as detailed in the EMA’s Guideline on Radiopharmaceuticals dated 26 November 2008.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs will continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required.

European Union New Chemical Entity Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon MA and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an MA for one or more new therapeutic indications which, during the scientific evaluation prior to their MA, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, however, another company could nevertheless also market another version of the product if such company obtained an MA based on a marketing authorization application with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

European Union Orphan Designation and Exclusivity

In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan designation to promote the development of products that: (1) are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (i) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if a method exists, the product would be a significant benefit to those affected by that condition.

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following medicinal product approval. During this market exclusivity period, neither the EMA nor the European Commission nor any of the competent authorities in the EU Members States can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity may also be revoked in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized product; (ii) the marketing authorization holder for the authorized orphan product consents to such revocation; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product. Orphan designation must be requested before submitting an application for MA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Regulatory Requirements After a Marketing Authorization has been Obtained

If authorization for a medicinal product in the EU is obtained, the holder of the MA is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•	Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
•

The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.

•

Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is sometimes governed by the national anti-bribery laws of EU Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment.

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

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which includes Iceland, Liechtenstein and Norway.

European Data Collection

The collection and use of personal health data in the EEA is governed by the General Data Protection Regulation, or GDPR, which became effective May 25, 2018.. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR, will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”), and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical law remained applicable to the UK, which ended on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently broadly aligns with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the European Union and the TCA does not provide for mutual recognition of United Kingdom and EU pharmaceutical legislation. For example, the new Clinical Trials Regulation which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States has not been implemented into UK law, and a separate application will need to be submitted for clinical trial authorization in the UK.

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

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.

Human Capital Resources

As of March 7, 2022, we had 86 full-time employees and one contract employee. Of these employees, 42 are based out of our headquarters in Hamilton, Ontario and 44 are based out of our office in Boston, Massachusetts.  None of our employees are represented by a labor union or covered by a collective bargaining agreement. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. We have not experienced any work stoppages as a result of labor disputes or strikes. We have built a strong and positive workplace culture and we pride ourselves on maintaining good relationships with our employees. All our full-time employees enjoy a range of benefits including company-matching retirement contributions, participation in our incentive stock option program and our funding of health insurance premiums for both the employee and the employee’s family.

Corporate Information

We were incorporated in December 2014 under the Canada Business Corporations Act. Our principal executive offices are located at 270 Longwood Road South, Hamilton, ON, L8P 0A6, and our telephone number is (289) 799-0891. We have one wholly-owned subsidiary, Fusion Pharmaceuticals US Inc. Our website address is www.fusionpharma.com. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

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

Investment in drug and biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates, and our lead product candidates are only in Phase 1 clinical trials. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have financed our operations primarily through equity financings.

We have incurred significant net losses in each period since our inception in December 2014. For the years ended December 31, 2021 and 2020, we reported net losses of $81.0 million and $78.3 million, respectively.  As of December 31, 2021, we had an accumulated deficit of $194.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•

continue our research and development efforts and submit biologics license applications, or BLAs, for our lead product candidates and submit investigational new drug applications, or INDs, and BLAs and new drug applications, or NDAs, for our other biologic and drug product candidates, respectively;

•	conduct preclinical studies and clinical trials for our current and future product candidates;
•	continue to develop our library of proprietary linkers for our Fast-Clear technology;
•	seek to identify additional product candidates;
•	acquire or in-license other product candidates, targeting molecules and technologies;
•	continue strategic investments in manufacturing and supply chain capabilities, including the production and supply of 225Ac;
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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of FPI-1434 and FPI-1966, the planned IND-enabling studies and future clinical trials for our other product candidates and to continue to identify new product candidates. We will require significant additional amounts of funding in order to launch and commercialize our product candidates.

On June 30, 2020, we completed an initial public offering of our common shares by issuing 12,500,000 shares of our common shares, at $17.00 per share, for net proceeds of approximately $193.1 million. As of December 31, 2021, we had approximately $222.7 million in cash, cash equivalents, restricted cash and investments.  Based on our research and development plans, we expect our cash, cash equivalents and investments at December 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2023. We will require significant additional amounts of cash in order to continue to develop, launch and commercialize our current and future product candidates to the extent that such launch and commercialization are not the responsibility of a future collaborator that we may contract with in the future. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing FPI-1434 and FPI-1966 and our other product candidates;
•	the timing of, and the costs involved in, obtaining marketing approvals for our current and future product candidates;
•	the number of future product candidates and potential additional indications that we may pursue and their development requirements;
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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from product sales. We do not expect to generate significant product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Other than FPI-1434 and FPI-1966, all of our product candidates are in the preclinical stages of clinical development and will require additional preclinical studies or clinical development as well as regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. As such, we face significant development risk as our product candidates advance further through preclinical and clinical development. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

Many of the factors listed above are beyond our control and could cause us to experience significant delays or prevent us from obtaining regulatory approvals or commercialize our product candidates. Even if we are able to commercialize our product candidates, we may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient revenue through the sale of our product candidates or any future product candidates, we may be unable to continue operations without continued funding.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage oncology company with a limited operating history. We were founded to advance certain intellectual property relating to radiopharmaceuticals that had been developed by the Centre for Probe Development and Commercialization, or CPDC, in December 2014, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, initiating and conducting our Phase 1 clinical trials, undertaking preclinical studies, in-licensing product candidates for development, and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We have only advanced two product candidates to clinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

In general, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), or the Canadian Tax Act, and equivalent provincial income tax legislation restrict a corporation’s ability to carry forward net operating losses from preceding taxation years. We have not performed a detailed analysis to determine whether an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act has occurred after each of our previous issuances of our common shares or preferred shares or our subsidiary’s preferred exchangeable shares. As of December 31, 2021, we had $102.6 million of Canadian net operating loss carryforwards that begin to expire in 2035. In addition, we had $3.8 million of Canadian research and development tax credit carryforwards that begin to expire in 2037 and an available Canadian research and development expenditure pool of $19.9 million, which expenditures are available to reduce future taxable income and generally have an unlimited carryforward period. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary. Future changes in our share ownership, some of which are outside of our control, could result in an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act. Therefore, our ability to utilize our existing net operating loss carryforwards, research and development tax credits and research and development expenditure pool, as well as tax attributes from any companies that we may acquire in the future, may be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our net operating losses and other tax attributes, which could negatively impact our future cash flows.

Risks Related to the Development of Our Product Candidates

Our approach to the discovery and development of product candidates represents a novel approach to radiation therapy, which creates significant and potentially unpredictable challenges for us.

Our future success depends on the successful development of our product candidates, which are designed to treat advanced solid tumors using Targeted Alpha Therapies, or TAT, product candidates, representing a novel approach to radiopharmaceutical therapy. Alpha emitting isotope oncology therapy is relatively new, and only one alpha emitting isotope therapy has been approved in the United States or the European Union and only a limited number of clinical trials of products based on alpha emitting isotope therapies have commenced. As such, it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. In addition, beyond the limited universe of patients treated with Xofigo, an approved radiopharmaceutical for the treatment of treatment resistant prostate cancer, assessments of the long-term safety of targeted alpha emitting isotope therapies in humans have been limited, and there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time. It is difficult for us to predict the time and cost of the development of our product candidates, and we cannot predict whether the application of our technology, or any similar or competitive technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our technology or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved at all. Any of these factors may prevent us from completing our preclinical studies and clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all. In addition, the success of our TATs, including our lead product candidates, will depend on several factors, including the following:

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

We are very early in our development efforts. FPI-1434 and FPI-1966, our most advanced product candidates, are still in the early stages of clinical development, and are our only product candidates to have advanced beyond preclinical studies. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Our business is highly dependent on our lead product candidates, FPI-1434 and FPI-1966, as the lead investigational assets for our TAT platform and Fast-Clear linker technology, and we must complete preclinical studies and clinical testing before we can seek regulatory approval and begin commercialization of any of our other product candidates. If we are unable to obtain regulatory approval for, and successfully commercialize FPI-1434 or FPI-1966, our business may be materially harmed and such failure may affect the viability of our other product candidates.

There is no guarantee that any of our product candidates will proceed in preclinical or clinical development or achieve regulatory approval. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned or, if at all.

There is no guarantee that the results obtained in current and planned preclinical studies or our Phase 1 clinical trials of FPI-1434 or FPI-1966 or future clinical trials will be sufficient to obtain regulatory approval. In addition, because our lead product candidates are our most advanced product candidates, and because our future product candidates that use antibodies as a targeting molecule are based or will be based on our Fast-Clear technology, if our lead product candidates encounter safety or efficacy problems, developmental delays, regulatory issues, or other problems, our development plans and business related to our other current or future product candidates using antibodies could be significantly harmed. A failure of either of our lead product candidates may affect the ability to obtain regulatory approval to continue or conduct clinical programs for our other or future product candidates. Further, competitors who are developing products with similar technology may experience problems with their products that could identify problems that would potentially harm our business.

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

If we experience delays in the completion, or termination, of any preclinical study or clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate revenues from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our preclinical studies or clinical trials may increase our costs, slow down the development of our product candidates and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. If one or more of our product candidates that use antibodies as a targeting molecule generally prove to be ineffective, unsafe or commercially unviable, our antibody-based pipeline using the Fast-Clear technology could have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We expect to develop FPI-1434 and FPI-1966, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.

We intend to develop FPI-1434 and FPI-1966, and may develop future product candidates, for use in combination with one or more currently approved cancer therapies. For example, in May 2021, we announced that we had entered into a clinical trial collaboration with a subsidiary of Merck to evaluate FPI-1434 in combination with Merck’s anti-PD-1 (programmed death receptor-1) therapy, KEYTRUDA® (pembrolizumab), in patients with solid tumors expressing insulin-like growth factor 1 receptor. Even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

We may also evaluate FPI-1434 or FPI-1966 any other future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar foreign regulatory authorities. We will not be able to market and sell FPI-1434, FPI-1966 or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or similar foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with FPI-1434,

FPI-1966 or any product candidate we develop, we may be unable to obtain approval of or market FPI-1434, FPI-1966 or any product candidate we develop.

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

•	the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocols, trial designs or the interpretation of data from preclinical studies or clinical trials;
•	our inability to demonstrate that the clinical and other benefits of any of our product candidates outweigh any safety or other perceived risks;
•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical trials;
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

Before obtaining regulatory approvals for the commercial sale of our product candidates, including our lead product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Preclinical studies and clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.

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

In addition, for our Phase 1 clinical trials of FPI-1434 and FPI-1966 and any future clinical trials that may be completed for FPI-1434, FPI-1966 or other product candidates, we cannot guarantee that the FDA will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA to support a marketing application, approval of our product candidates may be significantly delayed or prevented entirely, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Initial success in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later-stage trials.

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. For example, our ongoing trials of FPI-1434 and FPI-1966 utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

From time to time, we may publish interim, “top-line” or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. For example, our ongoing trials of FPI-1434 and FPI-1966 are each an open-label trial and we may decide to disclose interim, “top-line,” or preliminary safety data at certain points in its development. Such data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, “top-line” or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, “top-line,” and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, “top-line” or preliminary data and final data could significantly harm our reputation and business prospects.

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

We have never obtained regulatory approval for, or commercialized, a biologic or drug. It is possible that the FDA may refuse to accept any or all of our planned BLAs or NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any product candidates. If the FDA does not approve any of our planned BLAs or NDAs, it may require that we conduct additional costly clinical trials, preclinical studies or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA- required studies, approval of any BLA, NDA, or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any BLA, NDA, or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in foreign jurisdictions.

Since the number of patients that we plan to enroll in our ongoing Phase 1 clinical trials of FPI-1434 and FPI-1966 are small, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.

In our ongoing Phase 1 clinical trials of FPI-1434 and FPI-1966, we are evaluating the safety and tolerability of FPI-1434 and FPI-1966 in patients with advanced refractory solid tumors to determine the maximum tolerated dose of FPI-1434 and FPI-1966, respectively. In the FPI-1434 Phase 1 clinical trial, there is the possibility to enroll up to 78 patients across five cohorts with an advanced solid tumor that is refractory to all standard treatment. In the FPI-1966 Phase 1 clinical trial, we plan to enroll up to 45 patients across five cohorts with an advanced solid tumor that is also refractory to all standard treatment. The preliminary results of clinical trials with smaller sample sizes, such as our Phase 1 clinical trials of FPI-1434 and FPI-1966, respectively, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. In addition, our tumor agnostic clinical trial designs, together with the small sample size, may not allow us to enroll a sufficient number of patients with tumor types most likely to respond to our treatment. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of FPI-1434 or FPI-1966 with a larger sample size, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1 clinical trials.

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

Treatment-related undesirable side effects or adverse events could also affect patient recruitment or the ability of enrolled subjects to complete the trial, or could result in potential product liability claims. In addition, these side effects may not be appropriately or timely recognized or managed by the treating medical staff, particularly outside of the research institutions that collaborate with us. We expect to have to educate and train medical personnel using our product candidates to understand their side effect profiles, both for our Phase 1 clinical trials and any future clinical trials and upon any commercialization of any product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in adverse events to patients, including death. Any of these occurrences may materially and adversely harm our business, financial condition, results of operations and prospects.

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

The ongoing COVID-19 pandemic may materially and adversely affect our business and financial results.

Our business could be adversely affected by health epidemics in regions where we have clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. Since December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, has spread globally. In many countries, including the United States and Canada, travel bans and government stay-at-home orders have caused widespread disruption in business operations and economic activity. Governmental authorities around the world have implemented measures to reduce the spread of COVID-19, and variants thereof, including in the United States and in Canada. These measures, including quarantines, restrictions on travel, suggested or mandated “shelter-in-place” orders, mandatory vaccinations and/or mandatory closures of businesses, have adversely affected workforces, customers, economies, and financial markets.

In response to these public health directives and orders and to help minimize the risk of the virus to our employees, we have taken precautionary measures, including implementing work-from-home policies for certain employees. The effects of the executive order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines (including our clinical development timeline for FPI-1434 and FPI-1966) and any future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, financial condition and results of operations, including our ability to obtain financing.

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

In addition, our business, preclinical studies, clinical trials of FPI-1434 and FPI-1966 and any future clinical trials have been and may be further affected by the ongoing COVID-19 pandemic, including:

•

delays or difficulties in enrolling patients in the clinical trials, including patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services or who may have concerns about participating in clinical trials during a public health emergency;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion or prioritization of healthcare resources away from the conduct of clinical trials and towards the ongoing COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal, state or provincial governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	delays or difficulties in establishing our manufacturing facility in Hamilton, Ontario;
•	delays or difficulties in securing manufacturing slots or materials for the manufacture of drug substance and drug product for our preclinical and clinical needs;
•	delays or difficulties in advancing preclinical research requiring in-person laboratory work at our facility, or at academic partners or contract research facilities; and

•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact approval timelines.

For our clinical trials that we conduct at sites outside the United States, particularly in countries that are experiencing heightened impact from the ongoing COVID-19 pandemic, in addition to the risks listed above, we have also experienced, and may also in the future experience, the following adverse impacts:

•	interruptions or delays in from the operations of local regulatory authorities, which may impact approval timelines and initiation of our planned clinical trials;
•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product and comparator drugs used in our clinical trials;
•

changes in local regulations as part of a response to the ongoing COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	the refusal of the FDA to accept data from clinical trials in these affected geographies.

While we have completed enrollment and dosing in multiple cohorts of our ongoing Phase 1 clinical trial of FPI-1434, we have not completed enrollment and dosing in the first cohort of our ongoing Phase 1 clinical trial of FPI-1966 and we may not be able to enroll additional patient cohorts on our planned timeline for either clinical trial due to disruptions at our clinical trial sites or due to concerns among patients about participating in clinical trials during a public health emergency. At this time, we are currently unable to predict when we will be able to fully resume clinical activities for FPI-1434, FPI-1966 or any other preclinical and clinical programs. The ongoing COVID-19 pandemic, including variants thereof, continues to rapidly evolve.

The full extent to which the ongoing COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, or variants thereof, the duration of the outbreak, vaccination rates, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In addition, a recession, depression, or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common shares.

Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future.  The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical and preclinical programs, our clinical, preclinical, research, manufacturing, and regulatory activities, healthcare systems or the global economy. However, these effects could have a material adverse impact on our operations, and we will continue to monitor the situation closely.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:

•	the size and nature of the patient population;
•	the patient eligibility criteria defined in the protocol;
•	the size of the trial population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to trial sites;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	competing clinical trials for similar therapies or other new therapeutics not involving our product candidates and/or related technologies;
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

We have limited financial and personnel resources and are placing significant focus on the development of our lead product candidates, and as such, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

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

Risks Related to Our Reliance on Third Parties and Manufacturing

Presently, some of our product candidates are biologics and the manufacture of such product candidates is complex. Until we complete the construction of our own manufacturing facility, we rely, and will continue to rely, on third parties to manufacture our lead product candidates for our ongoing clinical trials and our preclinical studies as well as any preclinical studies or clinical trials of our future product candidates that we may conduct. We also expect to rely on third parties for the commercial manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product supplies or product candidates, or fail to do so at acceptable quality levels or prices.

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

We are substantially dependent on third-party entities for supply our raw material and manufacturing. To date, we have obtained the actinium for our Phase 1 clinical trials of FPI-1434 and FPI-1966 from the U.S. Department of Energy, or DoE. The raw material for our TATs is shipped to the CPDC and Cardinal Health 141, LLC, or Cardinal Health, which manufacture the product candidate.

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

•	our current third-party manufacturer of our TATs is located in Canada and we may encounter issues with importing our product candidates back into the United States;
•	our third-party manufacturers might be unable to timely manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•	our third-party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
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

The facilities used by our contract manufacturers to manufacture our product candidates may be subject to inspections that will be conducted after we submit our BLA or NDA to the FDA. We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations. Any product candidates that we may develop may compete with product candidates of other companies for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. In order to advance many of our current or future products through further stages of clinical development, we will need to produce the Fast-Clear linker and bifunctional chelate in compliance with cGMP regulations, or find a third-party manufacturer that is capable of doing so. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our drugs and harm our business and results of operations.

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

In June 2021, we entered into a lease agreement with Hamilton, Ontario-based McMaster University for approximately 27,000 square feet of space at our current headquarters for the purpose of establishing a manufacturing facility to supplement our existing agreements with CMOs for the manufacture of drug substance and drug product for preclinical and clinical needs. We expect that construction of our own manufacturing facility will provide us with enhanced control of material supply for preclinical studies, clinical trials, and commercialization, enable more rapid implementation of process changes, and allow for better long-term margins if any of our product candidates successfully complete clinical trials and receive marketing approval.

We have no experience as a company in the construction or operation of a manufacturing facility and may never be successful in building our own manufacturing facility or capabilities. As a result, we will need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, manufacture and eventual commercialization, if approved, of our product candidates. We may encounter problems hiring and retaining the experienced scientific, quality control, and manufacturing personnel needed to operate our manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements. Establishing and maintaining manufacturing operations may require a reallocation of other resources, particularly the time and attention of certain of our senior management, as well as potentially significant capital expenditures. If we fail to complete the planned facility in an efficient manner, or fail to recruit the required personnel and generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

We may be unable to obtain a sufficient supply of product candidates to support clinical development or at commercial scale.

We manufacture our product candidates for patients, on-demand, because of the decay of the radioisotopes used for both imaging (111In) and for therapy (225Ac).  We have developed intellectual property, know-how and trade secrets related to the manufacturing process of 225Ac and our product candidates so that we can provide clinical candidates to the patients in a timely manner.

111In, is a key component of our FPI-1547 imaging analogue. We source medical grade 111In from a single source. Currently, we believe there is sufficient supply of 111In to advance our ongoing FPI-1434 and FPI-1966 Phase 1 clinical trials, support additional trials we may undertake utilizing 111In and for commercialization of FPI-1434 and FPI-1966. We continually evaluate 111In manufacturers and suppliers and intend to have redundant suppliers prior to the commercial launch of FPI-1434 and FPI-1966, if either is approved. While we consider 111In to be readily available, there can be no guarantee that we will be able to secure another 111In supplier or obtain on terms that are acceptable to us.

225Ac is a key component of our FPI-1434 and FPI-1966 product candidates and will be essential in converting IPN-1087 to the anticipated alpha-emitting radiopharmaceutical FPI-2059, as well as other product candidates that we might consider for development with the 225Ac payload. Although we believe there are adequate quantities of 225Ac available today to meet our current needs via our present supplier, the DoE, we may encounter supply shortages which could affect our business operations and results of operations. Our contract for supply of this isotope from the DoE must be renewed upon the end of its term, and the current contract extends through January 2022. There can be no assurance that the DoE will renew the contract or that change its policies that allow for the sale of isotope to us. Failure to acquire sufficient quantities of medical grade 225Ac would make it impossible to effectively complete clinical trials and to commercialize any 225Ac-based product candidates that we may develop and would materially harm our business.

Our ability to conduct clinical trials to advance our product candidates is dependent on our ability to manufacture our product candidates in a cGMP compliant manner. Currently, we are dependent on third-party manufacturers, although, on June 2, 2021, we announced that we had entered a 15-year lease agreement with Hamilton, Ontario-based McMaster University to build a cGMP-compliant radiopharmaceutical manufacturing facility. However, we do not expect this facility to be operational until 2024. In the meantime, we must rely on our third-party manufacturers and suppliers. These suppliers may not perform their contracted services or may breach or terminate their agreements with us. Our suppliers are subject to regulations and standards that are overseen by regulatory and government agencies and we have no control over our suppliers’ compliance to these standards. Failure to comply with regulations and standards may result in their inability to supply isotope could result in delays in our clinical trials, which could have a negative impact on our business. We expect to continue to rely on third-party suppliers as we currently do even after the expected completion of our manufacturing facility in 2024.

We rely on third parties to conduct our current and planned clinical trials and plan to rely on third parties to conduct future clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We depend and will continue to depend on independent investigators and collaborators, such as medical institutions, CROs, contract manufacturing organizations, or CMOs, and strategic partners to conduct our preclinical studies and clinical trials, including our current Phase 1 clinical trials in FPI-1434 and FPI-1966. We expect to have to negotiate budgets and contracts with CROs, trial sites and CMOs which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good clinical practices, or GCPs, which are regulations and guidelines enforced by the FDA and similar foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or similar foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic or drug product produced under cGMP regulations, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Under the strategic collaboration agreement, the Collaboration Agreement, entered into between us and AstraZeneca UK Limited, or AstraZeneca, in October 2020, we and AstraZeneca will jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer by leveraging our TAT platform and expertise in radiopharmaceuticals with AstraZeneca’s portfolio of antibodies and cancer therapeutics. For the combination therapies, the parties will evaluate potential combination strategies involving our existing assets, including our lead candidates FPI-1434 and FPI-1966, in combination with certain of AstraZeneca’s existing therapeutics for the treatment of various cancers. AstraZeneca is obligated to fully fund all research and development activities for the combination strategies.

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

If the antibody targets or novel TATs associated with the AstraZeneca Collaboration Agreement fail to advance into the clinic, or experience negative results with respect to safety, efficacy, manufacturability, or other features of research and development, this could adversely affect the reputation of our Fast-Clear linker technology and our ability to engage in future collaborations. To the extent these assets do not successfully advance through clinical development, this may impair our ability to leverage our platform or to further expand the use of our platform and generate future revenue, which could have a material adverse effect on our business.

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

Similarly, in the EU, the European Commission grants orphan designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an orphan designation application. Orphan designation is intended to promote the development of drugs and biologics that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention or treatment has been authorized for marketing in the EU (or, if a method exists, the product would be of a significant benefit to those affected by the condition). Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the products in the EU would generate sufficient return to justify the necessary investment in developing the product. In the EU, orphan designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicinal products, and potential fee reductions depending on the status of the sponsor.

Generally, if a drug or biologic with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug or biologic is entitled to a period of marketing exclusivity, which precludes the European Medicines Agency, or EMA, or the FDA from approving another marketing application for the same drug and for the same indication during the period of exclusivity, except in limited circumstances. The applicable period is seven years in the United States and 10 years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable such that market exclusivity is no longer justified.

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

A fast track designation by the FDA, even if granted for FPI-1434, FPI-1966 or any other future product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

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

Accelerated approval by the FDA, even if granted for FPI-1434, FPI-1966 or any other future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek accelerated approval of FPI-1434, FPI-1966 and for future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

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

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications.

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

•

The Anti-Kickback Statute, which prohibits the knowing and willful offer, receipt or payment of remuneration in exchange for, or to induce or reward, the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal healthcare programs. Remuneration has been broadly defined to include anything of value, including but not limited to cash, improper discounts and free or reduced-price items and services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, U.S. courts have found that if “one purpose” of remuneration is to induce referrals, the U.S. federal Anti-Kickback Statute is violated. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. A claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. We continue to evaluate what effect, if any, the rule will have on our business.  Many states have similar laws that apply to their state healthcare programs as well as private payors. Violations of anti-kickback and other applicable laws can result in exclusion from federal healthcare programs and substantial civil and criminal penalties for each violation, plus up to three times the amount of the false claims involved, and imprisonment.

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

Similar state, local, and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services. Such laws are generally broad and are enforced by various state agencies. Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Even if we receive marketing approval, coverage and adequate reimbursement may not be available for FPI-1434, FPI-1966 or our other product candidates, which could make it difficult for us to sell the product profitably.

Market acceptance and sales of FPI-1434, FPI-1966 or our other product candidates, if approved, will depend in part on the extent to which reimbursement for these products and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Obtaining coverage and adequate reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor.

Patients who are prescribed products for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. Third-party payors decide which therapies they will pay for and establish reimbursement levels. While no uniform policy for coverage and reimbursement exists in the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for FPI-1434, FPI-1966 or our other product candidates will be made on a payor-by-payor basis. Therefore, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved.

Factors that payors consider when determining reimbursement are based on whether the product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs and biological products, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. In addition, because FPI-1434, FPI-1966 and our other product candidates require the product to be physician-administered, separate reimbursement for the products themselves may or may not be available. Instead, the administering physician may only be reimbursed for providing the treatment or procedure in which our products are used.

There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

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

Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize FPI-1434, FPI-1966 or any of our other product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

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

Legislative or regulatory healthcare reforms in the United States and other countries may make it more difficult and costly for us to obtain regulatory clearance or approval of FPI-1434, FPI-1966 or our other product candidates and to produce, market and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in the U.S. Congress or other countries that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, regulations and guidance are often revised or reinterpreted by the FDA and similar regulatory authorities in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of FPI-1434, FPI-1966 or our other product candidates. Such changes could, among other things, require:

•	changes to manufacturing or marketing methods;
•	changes to product labeling or promotional materials;
•	recall, replacement, or discontinuance of one or more of our products; and
•	additional recordkeeping.

In the United States, there have been and continue to be a number of legislative initiatives and judicial challenges to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and creates a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point of sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018 will remain in effect through 2030 unless additional U.S. Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2022. Then, the first 1% payment adjustment will occur from April 1 through June 30, 2022, and the 2% payment adjustment will begin July 1, 2022. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the former Trump administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that certain drug and biologic manufacturers can charge for medications sold to certain health care facilities. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. On July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the former administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Individual U.S. states have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. In December 2016, we entered into the ImmunoGen License Agreement with ImmunoGen, Inc., or ImmunoGen, pursuant to which we acquired a worldwide, exclusive, sublicensable royalty-bearing license to use, develop, manufacture and commercialize, and otherwise exploit any radiopharmaceutical conjugate that includes or incorporates ImmunoGen’s monoclonal antibody to IGF-1R and the related amino acid sequence, and any antibody derived therefrom, including the naked antibody we utilize in FPI-1434 for the treatment, prevention, diagnosis, control and maintenance of all diseases and disorders. In February 2017, we entered into the CPDC License Agreement with CPDC, pursuant to which we acquired a worldwide, exclusive license to (i) all of CPDC’s patents and patent applications throughout the world covering or relating to the technology owned or licensable by CPDC relating to its IGF-1R program and the associated novel linker technology and (ii) all of CPDC’s technical information related to such technology, including the right to sublicense any or all such rights to such technology. In March 2020, we entered into an asset purchase agreement with Rainier Therapeutics, Inc. (f/k/a BioClin Therapeutics, Inc.), or Rainier, pursuant to which we acquired Rainier’s business related to antibodies targeting fibroblast growth factor receptor 3, including the antibody we utilize in FPI-1966, and were granted a license to certain related intellectual property from Genentech, Inc., or Genentech. On April 1, 2021, we acquired Ipsen’s intellectual property and assets related to IPN-1087 and were granted a license to certain related intellectual property from 3B Pharmaceuticals GmbH.

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

Composition-of-matter patents on the active pharmaceutical ingredient, or API, in prescription drug products are generally considered to be the strongest form of intellectual property protection for drug products because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. We currently have claims in an in-licensed issued U.S. patent that cover the antibody composition of matter incorporated in some of our product candidates. We own at least one issued U.S. patent with claims that cover the FPI-1434 product candidate. We are pursuing claims in our owned and in-licensed pending patent applications to provide additional compositions of matter coverage, including coverage of our product candidates. We cannot be certain that claims in any future patents issuing from our pending owned or in-licensed patent applications or our future owned or in-licensed patent applications will cover the composition of matter of our current or future product candidates.

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, confidentiality agreements, trade secret protection and license agreements to protect the intellectual property related to our technologies. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. We, or any future partners, collaborators, licensors or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position.

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

Currently, our patents and patent applications cover composition of matter claims directed to our monoclonal antibodies that target the IGF-1 receptor and FGF receptor 3, or our radioimmunoconjugates that include the antibodies thereof, and methods of treatment claims using the same. In addition, our patents and patent applications also cover composition of matter claims directed to small molecules that target the neurotensin receptor, or radioconjugates that include the small molecule ligands thereof, and methods of treatment claims using the same. We seek or plan to seek patent protection for our radioimmunoconjugates, or radioconjugates, methods of treating cancers using our product candidates, including combination therapies, proprietary linkers used in our products candidates and antibodies that are used in our product candidates by filing and prosecuting patent applications in the United States and other countries as appropriate. As of December 31, 2021, our patent estate that we own and in-licensed includes over ten issued U.S. patents (including one for our Fast-Clear linker technology), over 25 pending U.S. patent applications, over 85 issued foreign patents, over 130 pending foreign patent applications and five pending international Patent Cooperation Treaty, or PCT, applications. The claims of these patent applications are directed toward various aspects of our product candidates and research programs, including compositions of matter, methods of use, and processes. These patent applications or their subsequently filed U.S. and foreign national counterpart, if issued, are calculated to expire on various dates from 2033 through 2042, in each case without taking into account any possible patent term adjustments or extensions.

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

Additionally, we cannot be certain that the claims in our pending patent applications covering composition of matter of our product candidates will be considered patentable by the USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid or patentable by courts in the United States or foreign countries.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents or patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates.

Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates if we file such applications in the future. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims. We cannot be certain that we are the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. Various post grant review proceedings, such as inter partes review and post grant review, are available for any interested third party to challenge the validity of claims in our issued patents. While these post grant review proceedings have been used less frequently to invalidate biotech patents, there has been a higher number of successful challenges in other technology areas. Post grant review is a relatively new procedure in the U.S. and some other jurisdictions. These procedures and even long-standing procedures in foreign jurisdictions or in any jurisdiction where they exist might affect future results. No assurance can be given that, if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, that a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may obtain issued claims, including in patents we consider to be unrelated to our products or activities, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our products.

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

In addition to the protection afforded by patents, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that is not covered by our patents. Although we require all of our employees to assign their inventions to us, and require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed to our competitors or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws within the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting preclinical and clinical trials and other development activities in the United States is not considered an act of infringement. If FPI-1434, FPI-1966 or another product candidate is approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we may believe that patent claims or other intellectual property rights of a third party would not have a materially adverse effect on the commercialization of our product candidates, we may be incorrect in this belief, or we may not be able to prove it in litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that may be infringed by our product candidates. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents, held now or obtained in the future by a third party, were found by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product or methods use of the product, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover any aspect of our formulations, any combination therapies or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Presently we have rights to certain patents and applications through licenses from third parties and own patents and patent applications related to FPI-1434, FPI-1966, FPI-2059 and our other product candidates. Because additional product candidates or therapies, including combination therapies, with FPI-1434 or FPI-1966, may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights.

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

Some of our pending patent applications may not be allowed in the future. We cannot be certain that an allowed patent application will become an issued patent. There may be events that cause withdrawal of the allowance of a patent application. For example, after a patent application has been allowed, but prior to being issued, material that could be relevant to patentability may be identified. In such circumstances, the applicant may pull the application from allowance in order for the USPTO to review the application in view of the new material. We cannot be certain that the USPTO will issue the application in view of the new material. Further, periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign countries may require the payment of maintenance fees or patent annuities during the lifetime of a patent application and/or any subsequent patent that issues from the application. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application. Such noncompliance can result in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Such an event could have a material adverse effect on our business.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO.

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are various grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

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

Certain of our key patent families have been filed in the United States; however, we have less robust intellectual property rights outside the United States, and, in particular, we may not be able to pursue patent coverage of our product candidates in certain countries outside of the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. The breadth and strength of our patents issued in foreign jurisdictions or regions may not be the same as the corresponding patents issued in the United States.  Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to certain territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Most of our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

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

As of December 31, 2021, we had 83 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

We have incurred, and will continue to incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we have incurred, and will continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the Securities and Exchange Commission, or SEC, and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say-on-pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Shareholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

If our existing shareholders sell, or indicate an intention to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline. In addition, common shares that are either subject to outstanding options or reserved for future issuance under our 2020 Plan and our 2020 Employee Share Purchase Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and certain rules under the Securities Act of 1933, as amended, or the Securities Act. Additionally, common shares that are issuable upon the exercise of outstanding warrants to purchase our common shares will become eligible for sale in the public market to the extent permitted by Rule 144 and Rule 701 under the Securities Act. If these additional common shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common shares could decline.

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

Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a controlled foreign corporation, or a CFC, for U.S. federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income,” global intangible low taxed income, and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. Subpart F income generally includes dividends, interest, rents, royalties, gains from the sale of securities and income from certain transactions with related parties. In addition, a Ten Percent Shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. An individual that is a Ten Percent Shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a Ten Percent Shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject a Ten Percent Shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such Ten Percent Shareholder’s U.S. federal income tax return for the year for which reporting was due from starting.

A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if Ten Percent Shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A ‘‘Ten Percent Shareholder’’ is a United States person (as defined by the Code) who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of such corporation.  We believe that we were not a CFC in the 2021 taxable year, however, it is possible that we may become a CFC in the 2022 taxable year or in a subsequent taxable year. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. In addition, recent changes to the attribution rules relating to the determination of CFC status may make it difficult to determine our CFC status for any taxable year. In addition, those changes to the attribution rules may result in ownership of the stock of our non-U.S. subsidiary being attributed to our U.S. subsidiary, which could result in our non-U.S. subsidiary being treated as a CFC and certain U.S. Holders of our common shares being treated as Ten Percent Shareholders of such non-U.S. subsidiary CFC. In addition, it is possible that a shareholder treated as a U.S. person for U.S. federal income tax purposes will acquire, directly or indirectly, enough of our common shares to be treated as a Ten Percent Shareholder. We cannot provide any assurances that we will assist holders of our common shares in determining whether we or any of our non-U.S. subsidiaries are treated as a CFC or whether any holder of the common shares is treated as a Ten Percent Shareholder with respect to any such CFC or furnish to any Ten Percent Shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations.

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

We may be or become a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. Holders.

The rules governing passive foreign investment companies, or PFICs, can have adverse effects on holders of our common shares who, for U.S. federal income tax purposes, are a beneficial owner of common shares and are (i) an individual who is a citizen or resident of the United States; (ii) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust if (1) a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust or (2) the trust has a valid election to be treated as a U.S. person under applicable U.S. Treasury Regulations (each such holder, a “U.S. Holder”) for U.S. federal income tax purposes.

Generally, if, for any taxable year, at least 75% of our gross income is passive income (the “income test”), or at least 50% of the value of our assets (generally, using a quarterly average) is attributable to assets that produce passive income or are held for the production of passive income (including cash) (the “asset test”), we would be characterized as a PFIC for U.S. federal income tax purposes. The determination of whether we are a PFIC, which must be made annually after the close of each taxable year, depends on the particular facts and circumstances and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Our status as a PFIC will depend on the composition of our income and the composition and value of our assets (including goodwill and other intangible assets), which will be affected by how, and how quickly, we spend any cash that is raised in any financing transaction. As a publicly traded CFC or not a CFC for such year, the value of our assets generally may be determined by reference to the market value of our common shares, which may be volatile. Moreover, our ability to earn specific types of income that will be treated as non-passive for purposes of the PFIC rules is uncertain with respect to future years. For our taxable year ended December 31, 2021, we believe we may be classified as a PFIC, however it is uncertain whether we will be a PFIC for our taxable year ending December 31, 2022 or future taxable years. We cannot provide any assurances regarding our PFIC status for any past, current or future taxable years.

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

We may be adversely affected by foreign currency fluctuations. Our reporting currency is the U.S. dollar. The functional currency of our operating company in Canada, operating company in the United States and former non-operating company in Ireland is also the U.S. dollar. To date, we have been primarily funded through issuances of equity that have been denominated in U.S. dollars. However, a significant portion of our expenditures are paid in Canadian dollars, and we are, therefore, subject to foreign currency fluctuations that may, from time to time, impact our financial position and results of operations.

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

Our business may be impacted by political events, war, terrorism, business interruptions and other geopolitical events and uncertainties beyond our control.

War, terrorism, geopolitical uncertainties and other business interruptions could cause damage to, disrupt or cancel the conduct of our clinical trials on a global or regional basis, which could have a material adverse effect on our business, clinical sites or vendors with which we do business. Such events could also decrease patient demand to enroll in our clinical trials or make it difficult or impossible for us to deliver products and services to our clinical investigational sites. In addition, territorial invasions can lead to cybersecurity attacks on companies, such as ours, located far outside of the conflict zone. In the event of prolonged business interruptions due to geopolitical events, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume our business or clinical operations. We have no operations in Russia or Ukraine, but we do not and cannot know if the current uncertainties in these geopolitical areas, which are unfolding in real-time, may escalate and result in broad economic and security conditions or rationing of medical supplies, which could limit our ability to conduct clinical trials outside Canada and the U.S. or result in material implications for our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Hamilton, Ontario, and as of December 31, 2021, we leased and occupied approximately 16,701 square feet of office and laboratory space that expires in 2030. As of December 31, 2021, we also maintained offices in Boston, Massachusetts, pursuant to a lease of 14,936 square feet that expires in 2027. We believe that our current facilities are adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

Holders of Record

As of March 7, 2022, there were approximately 110 holders of record of our common shares. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement for our annual for our 2022 annual meeting of shareholders to be filed with the SEC, and is incorporated into this Annual Report on Form 10-K by reference.

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

The common shares issued to Ipsen and Rainier were issued in reliance upon the exemptions from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

Overview

We are a clinical-stage oncology company focused on developing next-generation radiopharmaceuticals as precision medicines. We have developed our Targeted Alpha Therapies, or TAT, platform to enable us to connect alpha particle emitting isotopes to various targeting molecules to selectively deliver the alpha particle payloads to tumors. Our TAT platform is underpinned by our ability to radiolabel various classes of targeting molecules (including antibodies, small molecules and peptides), our research and insights into the underlying chemistry and biology of alpha emitting radiopharmaceuticals, our differentiated capabilities in target identification, candidate generation, manufacturing and supply chain, our proprietary Fast-ClearTM linker technology used in conjunction with antibody-based targeting molecules, and development of imaging diagnostics. We believe that our TATs have the potential to build on the successes of currently available radiopharmaceuticals and be broadly applicable across multiple targets and tumor types.

Our lead product candidate, FPI-1434, utilizes our Fast-Clear linker to connect a humanized monoclonal antibody that targets the insulin-like growth factor 1 receptor, or IGF-1R, with actinium-225, or 225Ac. IGF-1R is a well-established tumor target that is found on numerous types of cancer cells, but historical attempts to suppress tumors by inhibiting the IGF-1R signaling pathway have been unsuccessful in the clinic. For FPI-1434, we have designed the product candidate to rely on the IGF-1R antibody only as a way to identify and deliver our alpha emitting payload to the tumor, and the mechanism of action does not depend on blocking the IGF-1R signaling pathway to kill the tumor. We are currently evaluating FPI-1434 as a monotherapy in the dose escalation portion of a Phase 1 clinical trial in patients with IGF-1R positive solid tumors to assess its safety, tolerability and pharmacokinetics as well as to identify the maximum tolerated dose, or MTD, and the recommended Phase 2 dose. As part of the screening process, patients are administered the imaging analogue of FPI-1434, which utilizes the same linker and targeting molecule, but replaces 225Ac with the radioactive isotope indium-111, or 111In, and only those patients who meet predefined tumor uptake and dosimetry, and show organ radiation exposure within the limits of established standards for normal organ radiation tolerability, are advanced into the trial. In our ongoing Phase 1 trial, we are exploring various dosing levels of FPI-1434 in two dosing regimens: one with FPI-1434 alone, and another in which a small dose of cold antibody (naked IGF-1R antibody without the isotope) is administered prior to the imaging analogue and prior to each dose of FPI-1434.  We are exploring the impact of administering the cold IGF-1R antibody prior to the imaging analogue and prior to each dose of FPI-1434 on the biodistribution, safety and tumor uptake. We refer to this dosing regimen as the “cold/hot” dosing regimen; we refer to the dosing regimen of FPI-1434 without pre-administration of the cold antibody as the “hot only” dosing regimen. The introduction of the cold/hot dosing regimen resulted, in part, from a cold antibody sub-study (CASS) that was performed as part of the Phase 1 study, whereby a small amount of cold IGF-1R antibody was administered prior to administration of the imaging analogue only. We anticipate reporting Phase 1 safety, pharmacokinetics, and imaging data, including any evidence of anti-tumor activity, and details on the dosing paradigm in the second half of 2022.

In preclinical studies, FPI-1434 has been evaluated in combination with approved checkpoint inhibitors and DNA damage response inhibitors, or DDRis, such as PARP inhibitors. Based on preclinical data, we believe that the synergies observed with either class of agent could expand the addressable patient populations for FPI-1434 and allow for potential use in earlier lines of treatment. We are conducting additional preclinical studies of FPI-1434 in combination with approved checkpoint inhibitors and DDRis, including PARP inhibitors, to further assess the anti-tumor activity, dosing schedule and pharmacodynamics of the combinations. We anticipate initiation of a Phase 1 combination study with FPI-1434 and KEYTRUDA (pembrolizumab) to occur six to nine months following determination of the recommended Phase 2 dose of FPI-1434 monotherapy in connection with a collaboration agreement executed in May 2021 with Merck.

We submitted investigational new drug applications, or INDs, to the U.S. Food and Drug Administration, or FDA, for FPI-1966 and FPI-1967, the imaging analogue, for the treatment of head and neck and bladder cancers expressing FGFR3 in the second quarter of 2021 and announced FDA clearance of the INDs in July 2021. The Phase 1, non-randomized, open-label clinical trial of FPI-1966 in patients with solid tumors expressing FGFR3, intended to investigate safety, tolerability and pharmacokinetics and to establish the recommended Phase 2 dose, has been initiated with the first study site open to patient recruitment. We expect to dose the first patient in the second quarter of 2022 and expect preliminary pharmacokinetic and imaging data from the first patient cohort in the second quarter of 2023.

In November 2020, we announced a strategic collaboration agreement with AstraZeneca UK Limited, or AstraZeneca, to jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer. The collaboration leverages Fusion’s TAT platform and expertise in radiopharmaceuticals with AstraZeneca’s leading portfolio of antibodies and cancer therapeutics, including DDRis. Under the terms of the collaboration agreement, we and AstraZeneca will jointly discover, develop and commercialize up to three novel TATs, which will utilize Fusion’s Fast-Clear linker technology platform with antibodies in AstraZeneca’s oncology portfolio. In January 2022, we announced the nomination of the first TAT candidate under the strategic collaboration agreement, a bispecific antibody owned by AstraZeneca radiolabeled with 225Ac utilizing our Fast-Clear linker technology, which we refer to as FPI-2068. In addition, we and AstraZeneca will exclusively explore up to five combination strategies between our TATs (including Fusion’s lead candidate FPI-1434) and AstraZeneca therapeutics, for the treatment of various cancers. Each party will retain full rights to their respective assets.

On April 1, 2021, we entered into an asset purchase agreement with Ipsen Pharma SAS, or Ipsen, to acquire Ipsen’s intellectual property and assets related to IPN-1087. IPN-1087 is a small molecule targeting neurotensin receptor 1, or NTSR1, a protein expressed on multiple solid tumor types. IPN-1087 was previously studied as a beta-emitting radiopharmaceutical and showed promising human imaging and early clinical safety data. Using our TAT platform, we combined IPN-1087 with 225Ac to create an alpha-emitting radiopharmaceutical, FPI-2059, targeting solid tumors expressing NTSR1. We expect to submit an IND for FPI-2059 in the first half of 2022.

Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. On June 30, 2020, we completed our initial public offering, or IPO, of our common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs.  Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). Through December 31, 2021, we had received net proceeds of $364.2 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). On July 2, 2021, we entered into an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC to issue and sell up to $100.0 million of our common shares, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as our agent. As of December 31, 2021, we had not sold any shares under the Sales Agreement.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $81.0 million and $78.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $194.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•

continue our research and development efforts and submit biologics license applications, or BLAs, for our lead product candidate and submit investigational new drug applications, or INDs, and BLAs and new drug applications, or NDAs, for our other biologic and drug product candidates;

•	conduct preclinical studies and clinical trials for our current and future product candidates;
•	continue to develop our library of proprietary linkers for our Fast-Clear technology;
•	seek to identify additional product candidates;
•	acquire or in-license other product candidates, targeting molecules and technologies;
•	continue strategic investments in manufacturing and supply chain capabilities, including the production and supply of 225Ac;
•	add operational, financial and management information systems and personnel, including personnel to support the development of our product candidates;

•	hire and retain additional personnel, such as clinical, quality control, scientific, commercial and administrative personnel;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
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

As of December 31, 2021, we had cash, cash equivalents and investments of $220.8 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through the end of 2023.

Impact of the COVID-19 Pandemic

We are closely monitoring how the spread of COVID-19, including new variants thereof, is affecting our employees, business, preclinical studies and clinical trials. In response to the COVID-19 pandemic, most of our employees transitioned to working remotely and continue to do so and travel between the United States and Canada remains limited. Despite efforts to mitigate the impacts of the COVID-19 pandemic, including the addition of new trial sites, we have seen patient enrollment rates decline primarily as a result of resourcing and reduced staffing issues at the trial sites. Longer timelines to enroll patients have persisted and therefore we shifted our expectation with respect to timing for FPI-1434 Phase 1 multiple-dose safety and imaging data to the second half of 2022. The COVID-19 pandemic is also affecting the operations of third parties upon whom we rely. We are unable to predict how the COVID-19 pandemic may affect our ability to successfully progress our Phase 1 clinical trials of FPI-1434, FPI-1966 or any other clinical programs in the future. Moreover, there remains uncertainty relating to the trajectory of the pandemic, hospital staffing and resource issues, and whether they may cause further delays in patient study recruitment. The impact of related responses and disruptions caused by the COVID-19 pandemic may result in further difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The continued impact of COVID-19 on results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease or variants thereof, the duration of the pandemic, vaccination rates, travel restrictions and social distancing in the United States, Canada and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States, Canada and other countries to contain and treat the disease.

Components of Results of Operations

Revenue from Product Sales

To date, we do not have any approved product candidates and such, have not generated any revenue from product sales, and we do not expect to generate any revenue from the sale of products for the foreseeable future. If our development efforts for our current or future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. We cannot predict if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

Collaboration Revenue

On October 30, 2020, we and AstraZeneca entered into a strategic collaboration agreement, or the AstraZeneca Agreement, pursuant to which we and AstraZeneca will work to jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer globally by leveraging our TAT platform and expertise in radiopharmaceuticals with AstraZeneca’s leading portfolio of antibodies and cancer therapeutics, including DDRis. The AstraZeneca Agreement consists of two distinct collaboration programs: novel TATs and combination therapies.  In January 2022, we announced the nomination of the first novel TAT candidate, a bispecific antibody owned by AstraZeneca radiolabeled with 225Ac utilizing our Fast-Clear linker technology. Each party retains full ownership over its existing assets.

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

During the year ended December 31, 2021, we recognized $1.4 million in collaboration revenue under the AstraZeneca Agreement in our consolidated statement of operations and comprehensive loss.

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

In connection with the AstraZeneca Agreement, we and AstraZeneca are both active participants in the research and development activities of the collaboration and we are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement with respect to the novel TATs program, or the Novel TATs Collaboration. As this arrangement falls within the scope of ASC 808, Collaborative Arrangements, or ASC 808, all payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense.  For the year ended December 31, 2021, we incurred $3.1 million in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $1.6 million in amounts due from AstraZeneca for reimbursement of shared costs.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we complete a Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R, complete preclinical development and pursue initial stages of clinical development of our FPI-1434 combination therapies, complete a Phase 1 clinical trial of FPI-1966 as a monotherapy in patients with solid tumors expressing FGFR3, and continue to progress our other early-stage programs.

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

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash, cash equivalents and investment balances and the amortization of premiums or accretion of discounts associated with our investments. We expect that our interest income will fluctuate based on the timing and ability to raise additional funds as well as the amount of expenditures for our clinical development of FPI-1434 and FPI-1966 and ongoing business operations.

Other Income, Net

Other income, net primarily consists of foreign currency transaction gains and losses as well as miscellaneous income and expense unrelated to our core operations.

Income Taxes

We are domiciled in Canada and are primarily subject to taxation in that country. Since our inception, we have recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year by our operations in Canada due to our uncertainty of realizing a benefit from those items. As of December 31, 2021, we had $102.6 million of Canadian net operating loss carryforwards that begin to expire in 2035. In addition, the Company had $3.8 million of Canadian tax credit carryforwards that begin to expire in 2037 as well as Canadian capitalized research and development expenditures of $19.9 million that can be carried forward indefinitely. We have recorded a full valuation allowance against our Canadian net deferred tax assets as of December 31, 2021 and 2020. As a result of the decision to liquidate our Irish subsidiary, the Irish deferred tax assets were reduced to zero as of December 31, 2020. The liquidation and dissolution of our Irish subsidiary was completed in September 2021.

In prior periods, we have recorded an insignificant amount of income tax provisions related to the income tax obligations of our operating company in Canada and our operating company in the U.S., which typically generates a profit for tax purposes. For the year ended December 31, 2020, in connection with the liquidation of the Irish subsidiary the Company transferred intellectual property to Canada which resulted in Irish capital gains tax of $2.6 million.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Collaboration revenue	$1,440	$—	$1,440
Operating expenses:
Research and development	56,357	17,191	39,166
General and administrative	27,098	20,744	6,354
Total operating expenses	83,455	37,935	45,520
Loss from operations	(82,015)	(37,935)	(44,080)
Other income (expense):
Change in fair value of preferred share tranche right liability	—	(32,722)	32,722
Change in fair value of preferred share warrant liability	—	(6,399)	6,399
Interest income, net	381	327	54
Other income, net	469	1,007	(538)
Total other income (expense), net	850	(37,787)	38,637
Loss before benefit (provision) for income taxes	(81,165)	(75,722)	(5,443)
Income tax benefit (provision)	118	(2,611)	2,729
Net loss	$(81,047)	$(78,333)	$(2,714)

Collaboration Revenue

Collaboration revenue was $1.4 million for the year ended December 31, 2021 for services provided under the AstraZeneca Agreement. We did not recognize any collaboration revenue for the year ended December 31, 2020.

Research and Development Expenses

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$12,847	$6,148	$6,699
FPI-1966	10,784	—	10,784
Platform development and unallocated research and development expenses:
TAT platform	17,727	4,386	13,341
Personnel related (including share-based compensation)	13,363	5,798	7,565
Other	1,636	859	777
Total research and development expenses	$56,357	$17,191	$39,166

Research and development expenses were $56.4 million for the year ended December 31, 2021, compared to $17.2 million for the year ended December 31, 2020. The increase of $39.2 million was primarily due to an increase of $21.7 million in platform development and unallocated research and development costs, described below, as well as an increase of $6.7 million in direct costs related to our FPI-1434 product candidate due to the continued expenditures related to our Phase 1 clinical trial of FPI-1434 as well as preclinical research and manufacturing costs. Additionally, we have incurred program expenses for FPI-1966. FPI-1966 is a TAT designed to use vofatamab, a human monoclonal antibody, to target and deliver actinium-225 to tumor sites expressing FGFR3, a protein that is overexpressed in multiple tumor types, particularly head and neck and bladder cancers. In July 2021, we announced FDA clearance of our INDs for FPI-1966 and FPI-1967, the imaging analogue. Direct costs of $10.8 million for the year ended December 31, 2021 for our FPI-1966 product candidate are primarily related to activity under our asset purchase agreement with Rainier Therapeutics, Inc., or Rainier, and the initiation of a Phase 1 clinical trial of FPI-1966 with the first study site open to patient recruitment, as well as preclinical research and manufacturing costs. During the year ended December 31, 2021, we issued common shares pursuant to the asset purchase agreement with Rainier which resulted in the recognition of research and development expense of $2.6 million. Further, there was a net increase in payments of $2.5 million to Rainier which were recorded as research and development expense.

Platform development and unallocated research and development expenses were $32.7 million for the year ended December 31, 2021, compared to $11.0 million for the year ended December 31, 2020. The increase of $21.7 million was due to an increase of $13.3 million in costs related to our TAT platform, including Fast-Clear linker technology, an increase of $7.6 million in personnel-related costs, and an increase of $0.8 million in other costs. The increase in TAT platform costs was primarily due to platform activity under our asset purchase agreement with Ipsen. During the year ended December 31, 2021, we issued common shares pursuant to the asset purchase agreement with Ipsen which resulted in the recognition of research and development expense of $6.4 million. Additionally, we paid $0.8 million to Ipsen which was recognized as research and development expense during the year ended December 31, 2021. The $2.5 million payment made during the year ended December 31, 2021 under our agreement with the Centre for Probe Development and Commercialization, or CPDC for services relating to certain aspects of the validation of our manufacturing facility currently under construction in Hamilton, Ontario also contributed to the increase. The remaining increase is related to increased external costs for preclinical studies and activities associated with the advancement of our TAT platform, including Fast-Clear linker technology. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for managing our Phase 1 clinical trials of FPI-1434 and FPI-1966 and for conducting preclinical research. Personnel-related costs for the years ended December 31, 2021 and 2020 included share-based compensation of $2.7 million and $0.9 million, respectively. The increase in other costs was primarily due to an increase in depreciation expense and facilities-related costs.

General and Administrative Expenses

General and administrative expenses were $27.1 million for the year ended December 31, 2021, compared to $20.7 million for the year ended December 31, 2020. The increase of $6.4 million was primarily due to a $5.1 million increase in personnel-related costs and a $2.6 million increase in corporate and other costs, partially offset by a decrease of $1.3 million in professional fees. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our general and administrative functions, including in finance, legal, human resources and business development. Personnel-related costs for the years ended December 31, 2021 and 2020 included share-based compensation of $5.9 million and $2.5 million, respectively. The increase in corporate and other costs was primarily due to increased expenses for general corporate, director and officer insurance. Professional fees decreased primarily due to higher audit, legal and consulting expenses incurred during the year ended December 31, 2020 as a result of becoming a public company during the year.

Other Income (Expense)

Change in Fair Value of Preferred Share Tranche Right Liability. There was no preferred share tranche right liability recorded as of December 31, 2021. The change in fair value of the preferred share tranche right liability was a loss of $32.7 million for the year ended December 31, 2020. The loss of $32.7 million for the year ended December 31, 2020 was primarily due to an increase in the fair value of the underlying preferred shares and an increase in the probability of achieving the specified milestones underlying the preferred share tranche rights which occurred in May 2020, partially offset by a reduction in the remaining estimated time period of achievement of the specified milestones underlying the preferred share tranche rights.

Change in Fair Value of Preferred Share Warrant Liability. There was no preferred share warrant liability recorded as of December 31, 2021. The change in fair value of the preferred share warrant liability was a loss of $6.4 million for the year ended December 31, 2020, which was primarily due to an increase in the fair value of the underlying Class B preferred shares as a result of the fair value increase from the IPO.

Interest Income, Net. Interest income, net for the years ended December 31, 2021 and 2020 was $0.4 million and $0.3 million, respectively.

Other Income, Net. Other income, net was $0.5 million for the year ended December 31, 2021, compared to $1.0 million for the year ended December 31, 2020. The net decrease of $0.5 million was primarily related to a net decrease in realized and unrealized foreign exchange gains.

Income Tax Benefit (Provision)

The income tax benefit was $0.1 million for the year ended December 31, 2021, compared to an income tax provision of $2.6 million for the year ended December 31, 2020. The benefit for the year ended December 31, 2021 was primarily due to the change in our deferred tax assets from U.S. operations, offset by the income tax obligations of our operating company in the U.S., which generates a profit for tax purposes. The provision for the year ended December 31, 2020 was primarily related to our income tax obligations of our operating company in the U.S., which generates a profit for tax purposes, and a capital gains tax in Ireland. In connection with the planned liquidation of our Irish subsidiary, we transferred intellectual property and cash to our Canadian entity which resulted in net Irish capital gains tax of $2.6 million.

Liquidity and Capital Resources

Since our inception in 2014, we have not generated any revenue from product sales, and have incurred significant operating losses and negative cash flows from our operations. On June 30, 2020, we completed our IPO of our common shares and issued and sold 12,500,000 shares of our common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs.  Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). From our inception through December 31, 2021, we had received net proceeds of $364.2 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). On July 2, 2021, we entered into the Sales Agreement with Jefferies LLC to issue and sell our common shares up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as our agent and/or principal, or the ATM Facility. The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. We have no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of December 31, 2021, we had not sold any shares under the Sales Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(75,740)	$(29,767)
Net cash provided by (used in) investing activities	37,774	(210,453)
Net cash provided by financing activities	347	265,507
Net (decrease) increase in cash, cash equivalents and restricted cash	$(37,619)	$25,287

Operating Activities

During the year ended December 31, 2021, operating activities used $75.7 million of cash, primarily resulting from our net loss of $81.0 million and net cash used by changes in our operating assets and liabilities of $14.6 million, partially offset by non-cash charges of $19.9 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2021 consisted of a $6.6 million increase in other non-current assets, a $4.6 million increase in prepaid expenses and other current assets, a $2.8 million decrease in income tax payable, a $1.2 million decrease in accounts payable, a $1.0 million decrease in deferred revenue, a $0.8 million decrease in operating lease liabilities, and a $0.4 million increase in accounts receivable, partially offset by a $2.7 million increase in accrued expenses. The increase in other non-current assets primarily relates to milestone payments made to TRIUMF Innovations Inc. and TRIUMF JV, together TRIUMF, in conjunction our collaboration agreement with TRIUMF which are offset by reclassifications from other non-current assets to prepaid expenses and other current assets for the estimate of costs to be incurred over the next 12 months, and the $2.1 million payment made to the lessor and recorded as prepaid rent for our manufacturing facility currently under construction in Hamilton, Ontario. The increase in prepaid expenses and other current assets is due to prepayments made during the period, including for various corporate insurance policies. The decrease in income taxes payable is primarily a result of the payment of $2.6 million in net Irish capital gains tax after the transfer of intellectual property and cash to Canada from Ireland in connection with the liquidation of our Irish subsidiary. The changes in accounts payable and accrued expenses are due to the timing of vendor invoicing and payments. The decrease in operating lease liabilities was primarily due to payment of rent for our leased property. The decrease in deferred revenue and increase in accounts receivable relates to services performed by us under the combination therapies collaboration with AstraZeneca.

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

Investing Activities

During the year ended December 31, 2021, net cash provided by investing activities was $37.8 million, consisting of sales and maturities of investments of $211.7 million, offset by purchases of investments of $172.5 million and purchases of property and equipment of $1.5 million.

During the year ended December 31, 2020, net cash used in investing activities was $210.5 million, consisting of purchases of investments of $219.0 million and purchases of property and equipment of $1.1 million, offset by maturities of investments of $9.7 million.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $0.3 million, consisting of $0.6 million in proceeds from the issuance of common shares upon exercise of stock options and our employee share purchase plan, partially offset by $0.3 million in payments of offering costs associated with our ATM Facility.

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

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

•	the scope, progress, results and costs of researching and developing FPI-1434, FPI-1966 and our other product candidates;
•	the timing of, and the costs involved in, obtaining marketing approvals for our current and future product candidates;
•	the number of future product candidates and potential additional indications that we may pursue and their development requirements;

•	the cost of manufacturing our product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization;
•	the cost of strategic investments in manufacturing and supply chain, in particular for the production and supply of actinium-225;
•	the cost and availability of actinium-225 or any other medical isotope we may incorporate into our product candidates;
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

We believe that our existing cash, cash equivalents and investments as of December 31, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

On July 2, 2021, we entered into the Sales Agreement to issue and sell our common shares up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program. As of December 31, 2021, we had not sold any shares under the Sales Agreement.

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

Contractual Obligations and Commitments

We lease certain assets under noncancelable operating leases, which expire through 2030. The leases relate to office and laboratory space. The aggregate future minimum commitment under these leases for office and laboratory space is $7.6 million as of December 31, 2021.

In addition, the aggregate future minimum commitment amount above does not include our lease agreement executed June 1, 2021 to build a 26,978 square foot manufacturing facility in Hamilton, Ontario or our lease agreement executed January 12, 2022 for an additional 4,087 square feet of office space in Hamilton, Ontario. The initial estimate of the minimum undiscounted future lease payments due under each lease is $20.1 million and $0.9 million, respectively, which is not included in the aggregate future minimum commitment amount above.

Further, we also have entered into agreements with CPDC, a related party, and a third-party contract manufacturing organization to manufacture clinical trial materials. The non-cancelable minimum purchase commitments under these agreements are $0.4 million and $0.6 million, respectively, as of December 31, 2021.

In addition to the contracts with payment commitments discussed above, we have entered into other contracts in the normal course of business with certain CROs, CMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon written notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not discussed above as the amounts and timing of such payments are not known.

Under various licensing and related agreements to which we are a party, we are obligated to pay annual license maintenance fees and may be required to make milestone payments and to pay royalties and other amounts to third parties. Although the amounts and timing of annual license maintenance fees are known, we cannot currently determine the final termination dates of the agreements and, as a result, we cannot determine the total amounts of such payments we will be required to make under the agreements. Future milestone and royalty payments under these agreements are contingent upon future events, such as our achievement of specified milestones or generating product sales, and the amount, timing and likelihood of such payments are not known. Such material contingent payment obligations are described below.

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

Under our asset purchase agreement, as amended, with Rainier, we made aggregate payments of $3.5 million in February 2021 and issued 313,359 of our common shares to Rainier in July 2021 upon notification of our intent to continue development of the asset. In addition, we are obligated to make aggregate milestone payments of up to $22.5 million and to issue 156,679 of our common shares to Rainier upon the achievement of specified development and regulatory milestones and are obligated to make aggregate milestone payments of up to $42.0 million upon the achievement of specified sales milestones. In the event we enter into a transaction with a non-affiliated party relating to the license or sale of substantially all of our rights under the agreement, we are also obligated to pay Rainier a portion of the revenue from such transaction, in an amount ranging from 10% to 30% based on how long after March 10, 2020 the transaction takes place subject to subsequent amendments.

Under our license agreement with Genentech, Inc., or Genentech, we are obligated to make aggregate milestone payments to Genentech of up to $44.0 million upon the achievement of specified sales milestones. We are also obligated to pay tiered royalties ranging from a mid single-digit percentage to a high single-digit percentage based on our net sales of licensed products. In addition, for products that are not covered by an enforceable patent in any country in which they are sold, we are obligated to pay royalties of a low single-digit percentage based on net sales in such country.

Under our collaboration agreements with TRIUMF, we are obligated to make aggregate future milestone payments of $12.0 million CAD.

Under our asset purchase agreement with Ipsen, we are obligated to make aggregate milestone payments to Ipsen of up to an additional €67.5 million upon the achievement of certain development and regulatory milestones and up to €350.0 million in net sales milestones.  We are also obligated to pay low single-digit royalties on net sales. Further, we are responsible for paying to a third-party licensor up to a total of €70.0 million in development milestones and mid to low double-digit royalties on potential future net sales of products.

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

During the year ended December 31, 2021, we recognized $1.4 million in collaboration revenue under the AstraZeneca Agreement in the consolidated statement of operations and comprehensive loss.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2021 and 2020, we had an aggregate cash, cash equivalents, restricted cash and investments balance of $222.7 million and $301.4 million, respectively, which consisted of cash, money market funds, U.S. and Canadian government agency securities, corporate bonds, municipal bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are short-term in nature. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a change in market interest rates on our investment portfolio.

As of December 31, 2021 and 2020, we had no debt outstanding and are therefore not subject to interest rate risk related to debt.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. The functional currency of our operating company in Canada, operating company in the U.S. and former non-operating company in Ireland is also the U.S. dollar. As a result, we record no cumulative translation adjustments related to translation of unrealized foreign exchange gains or losses.

For the remeasurement of local currencies to the U.S. dollar functional currency of the Canadian entity and former Irish entity, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, and income items and expenses are translated into U.S. dollars at the average exchange rate in effect during the period. Resulting transaction gains (losses) are included in other income (expense), net in the consolidated statements of operations and comprehensive loss, as incurred. During the years ended December 31, 2021 and 2020, recognized transaction gains and losses were insignificant.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and our principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management has concluded that the internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for emerging growth companies. Our independent registered public accounting firm will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact in our internal controls over financial reporting despite our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls including changes to their design and operating effectiveness.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in the sections entitled “Proposal 1 Election of Directors,” “Corporate Governance” and “Ownership of Our Common Shares” of our proxy statement for our 2022 annual meeting of shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item will be set forth in the sections entitled “Executive Compensation” and “Director Compensation” of our proxy statement for our 2022 annual meeting of shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item will be set forth in the section entitled “Ownership of Our Common Shares” of our Proxy Statement for our 2022 annual meeting of shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in the sections entitled “Corporate Governance” and “Certain Relationships and Related Party Transactions” of our proxy statement for our 2022 annual meeting of shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be set forth in the section entitled “Proposal 2 Ratification of the Appointment of Independent Registered Public Accounting Firm” of our proxy statement for our 2022 annual meeting of shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated into this Annual Report on Form 10-K by reference.

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

3.1

Articles of Amendment to the Articles of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

3.2

General By-Laws of the Company (filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

4.1

Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its shareholders, dated March 25, 2019 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

4.2

Form of Specimen Common Share Certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

4.3

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 25, 2021 (File No. 001-39344) and incorporated by reference herein)

10.1#

2017 Equity Incentive Plan, as amended, and forms of award agreements thereunder (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.2#

2020 Stock Option and Incentive Plan and forms of award agreements thereunder (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.3#

Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.4#	2020 Employee Share Purchase Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.5

Form of Officer Indemnification Agreement (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.6

Form of Director Indemnification Agreement (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.7#

Employment Agreement between the Company and John Valliant, PhD (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.8#

Amendment No. 1 to Employment Agreement between the Company and John Valliant, dated as of February 19, 2021 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 25, 2021 (File No. 001-39344) and incorporated by reference herein)

10.9#

Employment Agreement between the Company and John Crowley, CPA (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.10#

Employment Agreement between the Company and Eric Burak, PhD (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.11#

Amendment No. 1 to Employment Agreement between the Company and Eric Burak, dated as of February 19, 2021 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 25, 2021 (File No. 001-39344) and incorporated by reference herein)

10.12#

Employment Agreement between the Company and James O’Leary, MD (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.13#*	Employment Agreement between the Company and Mohit Rawat, dated as of September 27, 2021

10.14#*	Employment Agreement between the Company and Christopher Leamon, Ph.D., dated as of November 1, 2021

10.15

Lease Agreement, dated as of October 1, 2019, by and between Fort Hill Square 2 Owner LLC and the Company (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.16

First Amendment to Lease Agreement, dated as of March 16, 2021, by and between Fort Hill Square 2 Owner LLC and the Company (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 25, 2021 (File No. 001-39344) and incorporated by reference herein)

10.17

Lease Agreement, dated as of August 1, 2018, by and between McMaster University and the Company (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.18

Lease Agreement, dated as of June 1, 2021, by and between McMaster University and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2021 (File No. 001-39344) and incorporated by reference herein)

10.19†

License Agreement, dated as of February 22, 2017, by and between the Centre for Probe Development and Commercialization Inc. and the Company (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.20†

License Agreement, dated as of December 19, 2016, by and between ImmunoGen, Inc. and the Company, as amended (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.21†

Asset Purchase Agreement, dated as of March 10, 2020, by and between Rainier Therapeutics, Inc., Fortis Advisors LLC and the Company (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.22

Amendment No. 1 to Asset Purchase Agreement, dated October 8, 2020, by and between Rainier Therapeutics, Inc. and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 10, 2020 (File No. 001-39344) and incorporated by reference herein)

10.23

Amendment No. 2 to Asset Purchase Agreement, dated February 8, 2021, by and between Rainier Therapeutics, Inc. and the Company (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 25, 2021 (File No. 001-39344) and incorporated by reference herein)

10.24†

Master Services Agreement, dated as of February 22, 2017, by and between the Centre for Probe Development and Commercialization Inc. and the Company (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.25†

Supply Agreement, dated as of January 17, 2019, by and between the Centre for Probe Development and Commercialization Inc. and the Company (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.26†

Strategic Collaboration Agreement, dated as of October 30, 2020, by and between AstraZeneca UK Limited and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020 (File No. 001-39344) and incorporated by reference herein)

10.27†

Asset Purchase Agreement, dated as of March 1, 2021, by and between Ipsen Pharma SAS and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2021 (File No. 001-39344) and incorporated by reference herein)

10.28†

Collaboration Agreement dated December 10, 2020, by and between TRIUMF Innovations Inc., TRIUMF JV and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed on November 9, 2021 (File No. 001-39344) and incorporated by reference herein)

21.1*	Subsidiaries of the Company

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSION PHARMACEUTICALS INC.

Date: March 17, 2022	By:	/s/ John Valliant
John Valliant
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Valliant	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2022
John Valliant

/s/ John Crowley	Chief Financial Officer (Principal Financial Officer)	March 17, 2022
John Crowley

/s/ Barbara Duncan	Chairperson and Director	March 17, 2022
Barbara Duncan

/s/ Donald Bergstrom	Director	March 17, 2022
Donald Bergstrom

/s/ Pablo Cagnoni	Director	March 17, 2022
Pablo Cagnoni

/s/ Johan Christenson	Director	March 17, 2022
Johan Christenson

/s/ Steven Gannon	Director	March 17, 2022
Steven Gannon

/s/ Chau Q. Khuong	Director	March 17, 2022
Chau Q. Khuong

/s/ Philina Lee	Director	March 17, 2022
Philina Lee

/s/ Heather Preston	Director	March 17, 2022
Heather Preston

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fusion Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fusion Pharmaceuticals Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of non-controlling interest, convertible preferred shares and shareholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2021.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
March 17, 2022

We have served as the Company’s auditor since 2019.

FUSION PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$52,898	$90,517
Accounts receivable	357	—
Short-term investments	147,897	131,882
Prepaid expenses and other current assets	9,941	5,340
Restricted cash	669	425
Total current assets	211,762	228,164
Property and equipment, net	2,967	1,967
Deferred tax assets	1,645	653
Restricted cash	1,222	1,466
Long-term investments	19,987	77,082
Operating lease right-of-use assets	6,486	—
Other non-current assets	8,202	1,344
Total assets	$252,271	$310,676
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,195	$3,399
Accrued expenses	7,563	4,659
Income taxes payable	—	2,799
Deferred revenue	1,538	1,000
Operating lease liabilities	1,215	—
Total current liabilities	12,511	11,857
Deferred rent, net of current portion	—	11
Income taxes payable, net of current portion	297	295
Deferred revenue, net of current portion	2,500	4,000
Operating lease liabilities, net of current portion	5,507	—
Total liabilities	20,815	16,163
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares, no par value, unlimited shares authorized as of December 31, 2021 and 2020; 43,073,727 shares and 41,725,797 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	425,821	407,672
Accumulated other comprehensive (loss) income	(115)	44
Accumulated deficit	(194,250)	(113,203)
Total shareholders’ equity	231,456	294,513
Total liabilities and shareholders’ equity	$252,271	$310,676

The accompanying notes are an integral part of these consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Collaboration revenue	$1,440	$—
Operating expenses:
Research and development	56,357	17,191
General and administrative	27,098	20,744
Total operating expenses	83,455	37,935
Loss from operations	(82,015)	(37,935)
Other income (expense):
Change in fair value of preferred share tranche right liability	—	(32,722)
Change in fair value of preferred share warrant liability	—	(6,399)
Interest income, net	381	327
Other income, net	469	1,007
Total other income (expense), net	850	(37,787)
Loss before benefit (provision) for income taxes	(81,165)	(75,722)
Income tax benefit (provision)	118	(2,611)
Net loss	$(81,047)	$(78,333)
Unrealized (loss) gain on investments	(159)	44
Comprehensive loss	$(81,206)	$(78,289)
Reconciliation of net loss to net loss attributable to common shareholders:
Net loss	$(81,047)	$(78,333)
Dividends paid to preferred shareholders in the form of warrants issued	—	(1,382)
Net loss attributable to common shareholders	(81,047)	(79,715)
Net loss per share attributable to common shareholders—basic and diluted	$(1.90)	$(3.62)
Weighted-average common shares outstanding—basic and diluted	42,598,843	22,033,269

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

FUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF NON-CONTROLLING INTEREST, CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(In thousands, except share amounts)

	Non-Controlling Interest in Fusion Pharmaceuticals (Ireland)	Class A and B Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity
	Limited	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balances at December 31, 2020	$—	—	$—	41,725,797	$—	$407,672	$(113,203)	$44	$294,513
Issuance of common shares pursuant to asset purchase agreements	—	—	—	913,359	—	8,924	—	—	8,924
Issuance of common shares under ESPP	—	—	—	15,596	—	124	—	—	124
Issuance of common shares upon exercise of stock options	—	—	—	418,975	—	498	—	—	498
Share-based compensation expense	—	—	—	—	—	8,603	—	—	8,603
Unrealized loss on investments	—	—	—	—	—	—	—	(159)	(159)
Net loss	—	—	—	—	—	—	(81,047)	—	(81,047)
Balances at December 31, 2021	$—	—	$—	43,073,727	$—	$425,821	$(194,250)	$(115)	$231,456

The accompanying notes are an integral part of these consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(81,047)	$(78,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,603	3,368
Depreciation and amortization expense	634	482
Non-cash lease expense	1,073	25
Change in fair value of preferred share tranche right liability	—	32,722
Change in fair value of preferred share warrant liability	—	6,399
Amortization of premiums on investments, net	1,653	410
Deferred tax benefit	(991)	(576)
Common shares issued to acquire in-process research & development	8,924	—
Foreign exchange loss	6	—
Changes in operating assets and liabilities:
Accounts receivable	(357)	—
Prepaid expenses and other current assets	(4,628)	(4,454)
Other non-current assets	(6,582)	(1,344)
Accounts payable	(1,183)	2,558
Accrued expenses	2,740	1,291
Deferred revenue	(962)	5,000
Income taxes payable	(2,797)	2,685
Operating lease liabilities	(826)	—
Net cash used in operating activities	(75,740)	(29,767)
Cash flows from investing activities:
Purchases of investments	(172,469)	(219,030)
Sales and maturities of investments	211,734	9,700
Purchases of property and equipment	(1,491)	(1,123)
Net cash provided by (used in) investing activities	37,774	(210,453)
Cash flows from financing activities:
Proceeds from issuance of Class B convertible preferred shares and Class B preferred share tranche right, net of issuance costs	—	65,676
Proceeds from issuance of Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited and Class B preferred share tranche right, net of issuance costs	—	6,722
Proceeds from the issuance of common shares upon closing of initial public offering, net of underwriter fees	—	197,625
Payment of offering costs	(275)	(4,572)
Proceeds from issuance of common shares upon exercise of stock options and ESPP	622	56
Net cash provided by financing activities	347	265,507
Net (decrease) increase in cash, cash equivalents and restricted cash	(37,619)	25,287
Cash, cash equivalents and restricted cash at beginning of period	$92,408	$67,121
Cash, cash equivalents and restricted cash at end of period	$54,789	$92,408
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,961	$501
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,166	$—
Increase in right-of-use assets and operating lease liabilities from operating lease modifications	$911	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$178	$35
Issuance of warrants to purchase Class B preferred shares and Class B preferred exchangeable shares as a non-cash dividend to preferred shareholders	$—	$1,382

The accompanying notes are an integral part of these consolidated financial statements.

FUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

Upon closing of the IPO, the Company’s outstanding preferred exchangeable shares automatically converted into convertible preferred shares then the outstanding convertible preferred shares automatically converted into shares of common shares (see Note 9). Upon conversion of the convertible preferred shares, the Company reclassified the carrying value of the convertible preferred shares to common shares and additional paid-in capital.  In addition, the warrants to purchase the Company’s convertible preferred shares and warrants to purchase preferred exchangeable shares of the Company’s Irish subsidiary were converted into warrants to purchase the Company’s common shares upon the closing of the IPO. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to shareholders’ equity (deficit) (see Note 9).

In connection with the IPO on June 25, 2020, the Company filed an amended and restated articles of the corporation under laws governed by the Canada Business Corporations Act to authorize unlimited common shares with no par value.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of its convertible preferred shares, including borrowings under a convertible promissory note, which converted into convertible preferred shares, proceeds from sales of its Irish subsidiary’s preferred exchangeable shares, and most recently with the proceeds from the IPO completed in June 2020. The Company has incurred recurring losses since its inception, including net losses of $81.0 million and $78.3 million for the years ended December 31, 2021 and 2020, respectively. In addition, as of December 31, 2021, the Company had an accumulated deficit of $194.3 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations.

Impact of the COVID-19 Pandemic

The worldwide COVID-19 pandemic has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border security and other measures. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society, which has resulted, and will likely continue to result, in significant disruptions to the global economy as well as businesses and capital markets around the world. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain.

In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work-from-home policies for certain employees. The impact of the virus and variants thereof, including work-from-home policies, may negatively impact productivity, disrupt the Company’s business, and delay its preclinical research and clinical trial activities and its development program timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course. Specifically, the Company has experienced material delays in patient recruitment and enrollment in its ongoing Phase 1 clinical trial of FPI-1434 and FPI-1966 as a result of continued resourcing issues related to COVID-19 at trial sites and potentially due to concerns among patients about participating in clinical trials during a public health emergency. The Company may not be able to enroll additional patient cohorts on its planned timeline due to disruptions at its clinical trial sites and is unable to predict how the COVID-19 pandemic may affect its ability to successfully progress its clinical programs in the future. Other impacts to the Company’s business may include temporary closures of its suppliers or other third parties upon whom the Company relies and disruptions or restrictions on its employees’ ability to travel. Any prolonged material disruption to the Company’s employees, suppliers or other third parties upon whom the Company relies could adversely impact the Company’s preclinical research and clinical trial activities, financial condition and results of operations, including its ability to obtain additional financing.

The Company is monitoring the potential impact of the COVID-19 pandemic, including variants thereof, on its business and consolidated financial statements. To date, the Company has not incurred impairment losses in the carrying values of its assets as a result of the pandemic and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these consolidated financial statements.
2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses, valuations of share-based awards, revenue recognition and the valuations of common shares, preferred share tranche rights and preferred share warrants prior to the closing of the IPO. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Foreign Currency and Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s operating company in Canada, operating company in the U.S. and non-operating company in Ireland (dissolved in September 2021) is also the U.S. dollar. As a result, the Company records no cumulative translation adjustments related to translation of unrealized foreign exchange gains or losses.

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

During the years ended December 31, 2021 and 2020, the Company recorded $0.2 million and $0.6 million, respectively, of foreign currency gains in the consolidated statements of operations and comprehensive loss.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and investments. The Company’s cash equivalents and investments as of December 31, 2021 consisted of money market funds, U.S. and Canadian government agency securities, corporate bonds, municipal bonds and commercial paper. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

As of December 31, 2021 and 2020, the Company was required to maintain separate cash balances of $0.3 million to collateralize corporate credit cards with a bank, which was classified as restricted cash, current, on its consolidated balance sheets. The Company also maintained a $0.1 million guaranteed investment certificate to fulfill certain contractual obligations which was classified as restricted cash, current, as of December 31, 2021 and 2020.

In connection with the Company’s lease agreement entered into in October 2019 (see Note 14), the Company maintains a letter of credit of $1.5 million for the benefit of the landlord. As of December 31, 2021, $0.3 million and $1.2 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2020, the entire underlying cash balance collateralizing this letter of credit was classified as restricted cash, non-current on the Company’s consolidated balance sheets.

As of December 31, 2021 and 2020, the cash, cash equivalents and restricted cash of $54.8 million and $92.4 million, respectively, presented in the consolidated statements of cash flows included cash and cash equivalents of $52.9 million and $90.5 million, respectively, and restricted cash of $1.9 million for both periods.

Investments

The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company classifies its investments as current or non-current based on each instrument’s underlying maturity date. Investments with original maturities of greater than three months and less than twelve months are classified as current and are included in short-term investments in the consolidated balance sheets. Investments with remaining maturities greater than one year from the balance sheet date are classified as non-current and are included in long-term investments in the consolidated balance sheets. The Company’s investments are classified as available-for-sale, are reported at fair value and consist of U.S. and Canadian government agency debt securities, corporate bonds, and commercial paper. Unrealized gains and losses are included in other comprehensive income (loss) as a component of shareholders’ equity (deficit) until realized. Amortization and accretion of premiums and discounts are recorded in interest income (expense). Realized gains and losses on debt securities are included in other income (expense), net.

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is other than temporary and, if so, marks the investment to market on the Company’s consolidated statements of operations and comprehensive loss.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction to the carrying value of the preferred exchangeable shares or convertible preferred shares or in shareholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. Offering costs of $4.6 million incurred during 2020 have been recorded in shareholders’ equity (deficit) as a reduction of the gross proceeds generated from the Company’s initial public offering of common shares. The Company recorded $0.3 million of deferred offering costs as of December 31, 2021 in other non-current assets and did not record any deferred offering costs as of December 31, 2020.

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

For the year ended December 31, 2021, the Company recorded $1.4 million of revenue under collaboration agreements. Please refer to Note 3, “Collaboration Agreement” for additional details regarding revenue recognition under the AstraZeneca Agreement.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2021 and 2020.

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

Prior to the settlement of the Company’s preferred share tranche right liability and prior to the conversion of the Company’s preferred share warrant liability, these instruments were carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (see Note 4). The Company’s cash equivalents and investments are carried at fair value, determined according to the fair value hierarchy described above (see Note 4). The carrying values of the Company’s amounts due for Canadian harmonized sales tax, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

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

The Company’s operating leases are presented in the consolidated balance sheet as operating lease right-of-use assets, classified as noncurrent assets, and operating lease liabilities, classified as current and noncurrent liabilities based on the discounted lease payments to be made within the proceeding twelve months. Variable costs associated with a lease, such as maintenance and utilities, are not included in the measurement of the lease liabilities and right-of-use assets but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. For the years ended December 31, 2021 and 2020, unrealized gains and losses on investments are included in other comprehensive income (loss) as a component of shareholders’ equity (deficit) until realized.

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

The Company’s convertible preferred shares contractually entitle the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common shareholders, such losses are not allocated to such participating securities. In periods in which the Company reported a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common shareholders for the years ended December 31, 2021 and 2020.

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

The adoption of ASC 842 did not have a material impact on the Company’s consolidated statements of operations and comprehensive loss, statements of non-controlling interest, convertible preferred shares and shareholders’ equity (deficit) or statements of cash flows as of January 1, 2021.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for the Company for interim and annual periods beginning after December 15, 2022, with early adoption permitted. We adopted ASU 2019-12 effective January 1, 2021, which did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected to “opt in” to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides clarification and reduces diversity in accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This guidance is effective for annual periods beginning after December 15, 2021, including interim periods within that fiscal year. Companies should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted. The adoption of ASU 2021-04 is not anticipated to materially impact the Company’s consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”), which requires business entities to disclose information about certain government assistance they receive. Such disclosure requirements include the nature of the transactions and the related accounting policy used, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item and significant terms and conditions of the transactions. ASU 2021-10 will be effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The adoption of ASU 2021-10 is not anticipated to materially impact the Company’s consolidated financial statements.

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

Novel TATs Collaboration

As part of the Novel TATs Collaboration, the parties may develop up to three novel TATs. The Company and AstraZeneca will share development costs equally (with each party responsible for the cost of its own supply in connection with such development). Either party has the right to opt out of the co-development and co-commercialization arrangement at pre-determined timepoints and obtain exclusive rights to a novel TAT in exchange for milestone payments to the other party of up to $145.0 million per novel TAT and a low or high single-digit royalties on future sales (depending on the opt out time point). If neither party opts out, and unless otherwise agreed by the parties, AstraZeneca will lead worldwide commercialization activities for the novel TATs, subject to the Company’s option to co-promote the TATs in the U.S. All profits and losses resulting from such commercialization activities will be shared equally. In January 2022, the Company announced the nomination of the first novel TAT candidate under the Novel TATs Collaboration, a bispecific antibody owned by AstraZeneca radiolabeled with 225Ac utilizing the Company’s Fast-Clear linker technology.

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

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense.  For the year ended December 31, 2021, the Company incurred $3.1 million in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $1.6 million in amounts due from AstraZeneca for reimbursement of shared costs.  As of December 31, 2021, the Company recorded $1.4 million due from AstraZeneca for reimbursement of shared costs in prepaid expenses and other current assets.

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

The following table presents changes in the Company’s accounts receivable and contract liabilities for the year ended December 31, 2021 (in thousands):

	Balance as of			Balance as of
	December 31, 2020	Additions	Deductions	December 31, 2021
Accounts receivable	$—	$478	$(121)	$357
Contract liabilities:
Deferred revenue	$5,000	$—	$(962)	$4,038

During the years ended December 31, 2021 and 2020, the Company recognized the following revenue (in thousands):

	Year Ended December 31,
	2021	2020
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$962	$—

The current portion of deferred revenue and deferred revenue, net of current portion, are $1.5 million and $2.5 million as of December 31, 2021, respectively, which reflects the Company’s estimate of the revenue it expects to recognize within the next 12 months and beyond 12 months, respectively.  The Company expects to recognize the revenue associated with the AstraZeneca Agreement in subsequent periods through the year ending December 31, 2024.

4.	Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$11,490	$—	$—	$11,490
Investments:
Commercial paper	—	19,041	—	19,041
Corporate bonds	—	21,941	—	21,941
Municipal bonds	—	14,866	—	14,866
Canadian Government agency debt securities	—	3,320	—	3,320
U.S. Government agency debt securities	—	108,716	—	108,716
	$11,490	$167,884	$—	$179,374

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$19,277	$—	$—	$19,277
Commercial paper	—	1,000	—	1,000
Corporate bonds	—	950	—	950
Canadian Government agency debt securities	—	2,347	—	2,347
Investments:
Commercial paper	—	34,471	—	34,471
Corporate bonds	—	26,857	—	26,857
Municipal bonds	—	1,090	—	1,090
Canadian Government agency debt securities	—	9,457	—	9,457
U.S. Government agency debt securities	—	137,089	—	137,089
	$19,277	$213,261	$—	$232,538

During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

5.	Investments

Investments consisted of the following (in thousands):

	December 31, 2021
	Amortized Cost	Fair Value
Due within one year or less	$147,945	$147,897
Due after one year through three years	20,054	19,987
	$167,999	$167,884

	December 31, 2020
	Amortized Cost	Fair Value
Due within one year or less	$131,857	$131,882
Due after one year through three years	77,063	77,082
	$208,920	$208,964

As of December 31, 2021, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non- Current
Commercial paper	$19,041	$1	$(1)	$19,041	$19,041	$—
Corporate bonds	21,929	32	(20)	21,941	17,444	4,497
Municipal bonds	14,878	—	(12)	14,866	14,866	—
Canadian Government agency debt securities	3,287	33	—	3,320	3,320	—
U.S. Government agency debt securities	108,864	—	(148)	108,716	93,226	15,490
	$167,999	$66	$(181)	$167,884	$147,897	$19,987

As of December 31, 2020, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non- Current
Commercial paper	$34,474	$1	$(4)	$34,471	$34,471	$—
Corporate bonds	26,855	22	(20)	26,857	9,446	17,411
Municipal bonds	1,090	—	—	1,090	1,090	—
Canadian Government agency debt securities	9,405	52	—	9,457	6,154	3,303
U.S. Government agency debt securities	137,096	8	(15)	137,089	80,721	56,368
	$208,920	$83	$(39)	$208,964	$131,882	$77,082

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid external research and development expenses	$5,030	$1,606
Prepaid insurance	2,144	2,067
Prepaid software subscriptions	302	146
Income tax receivable	308	—
Interest receivable	350	504
Other receivable due from AstraZeneca	1,396	—
Canadian harmonized sales tax receivable	178	290
Other	233	727
	$9,941	$5,340

7.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$3,327	$1,764
Computer hardware and software	171	218
Furniture and fixtures	70	70
Construction-in-progress	704	662
	4,272	2,714
Less: Accumulated depreciation	(1,305)	(747)
	$2,967	$1,967

Depreciation and amortization expense related to property and equipment was $0.6 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively.

8.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued employee compensation and benefits	$3,301	$2,551
Accrued external research and development expenses	3,635	1,037
Accrued professional and consulting fees	627	1,023
Other	—	48
	$7,563	$4,659

9.	Equity

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

On July 2, 2021, the Company entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC to issue and sell shares of the Company’s common shares of up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as the Company’s agent and/or principal (the “ATM Facility”). The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. The Company has no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of December 31, 2021, the Company has not sold any shares under the Sales Agreement.

As of December 31, 2021, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue unlimited common shares, each with no par value per share.

Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through December 31, 2021, no cash dividends had been declared or paid by the Company.

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

The Preferred Share Warrants were immediately exercisable and expire two years from the date of issuance or upon the earlier occurrence of specified qualifying events, which include the consummation of a Deemed Liquidation Event and the closing of a qualifying share sale (as defined in the articles of the corporation, as amended and restated). Upon the closing of a qualified public offering, on specified terms, all outstanding warrants to purchase Class B convertible preferred shares of the Company and warrants to purchase Class B preferred exchangeable shares of Fusion Pharmaceuticals (Ireland) Limited will become warrants to purchase common shares of the Company.

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

The issuance of the Preferred Share Warrants was treated as a deemed dividend to existing preferred shareholders for purposes of the Company’s calculation of net loss per share attributable to common shareholders, and, as such, the aggregate value of the dividend to existing preferred shareholders was deducted from the Company’s net loss when computing net loss per share attributable to common shareholders (see Note 13). The Company remeasures the fair value of the liability associated with the Preferred Share Warrants at each reporting date and records any adjustments as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Upon the closing of the IPO, the warrants to purchase 3,126,391 of its convertible preferred shares and warrants to purchase 873,609 preferred exchangeable shares of the Company’s Irish subsidiary were converted into warrants to purchase 749,197 shares of the Company’s common shares at an exercise price of $8.10 per share. As a result, the warrant liability was remeasured a final time on the closing date of the IPO and reclassified to shareholders’ equity (deficit) as the warrants qualify for equity classification.  For the year ended December 31, 2020, the Company recognized a loss of $6.4 million as a component of other income (expense) in the consolidated statement of operations and comprehensive loss to reflect an increase in fair value of the Preferred Share Warrant.

On August 17, 2020, a holder of common share warrants exercised 97,381 common share warrants through a cashless exercise and the Company issued 38,340 common shares with the remaining 59,041 warrants being cancelled to settle the exercise price.  As of December 31, 2021, 651,816 common share warrants remained outstanding.
10.	Share-based Compensation

2020 Stock Option and Incentive Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on June 24, 2020. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 4,273,350, which was cumulatively increased on January 1, 2021 and shall be cumulatively increased each January 1 thereafter by 4% of the number of the Company’s common shares outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee of the board of directors. The common shares underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares, expire or are otherwise terminated (other than by exercise) under the 2020 Plan and the 2017 Plan will be added back to the common shares available for issuance under the 2020 Plan. The total number of common shares reserved for issuance under the 2020 Plan was 6,156,825 shares as of December 31, 2021.

As of December 31, 2021, 2,479,682 shares, remained available for future grant under the 2020 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2017 Equity Incentive Plan

The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) provides for the Company to grant incentive stock options or nonqualified stock options, restricted share awards and restricted share units to employees, officers, directors and non-employee consultants of the Company.

As of December 31, 2021 and 2020, no shares remained available for future grant under the 2017 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2020 Employee Share Purchase Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Employee Share Purchase Plan (the “ESPP”), which became effective on June 24, 2020. A total of 450,169 common shares were reserved for issuance under this plan. In addition, the number of common shares that may be issued under the ESPP was automatically increased on January 1, 2021 and shall be automatically increased each January 1 thereafter by the lesser of (i) 900,338 common shares, (ii) 1% of the number of the Company’s common shares outstanding on the immediately preceding December 31 and (iii) such lesser number of shares as determined by the Company’s compensation committee of the board of directors. As of December 31, 2021, 15,596 shares were issued under the ESPP. The total number of common shares reserved for issuance under the ESPP was 867,427 shares as of December 31, 2021.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.91%	0.66%
Expected term (in years)	6.1	6.0
Expected volatility	66.7%	65.5%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	5,607,244	$6.45	8.2	$36,628
Granted	3,196,400	9.79
Exercised	(418,975)	1.19
Forfeited/cancelled	(338,963)	11.40
Outstanding as of December 31, 2021	8,045,706	$7.84	8.2	$6,597
Vested and expected to vest as of December 31, 2021	7,909,106	$7.77	8.2	$6,597
Options exercisable as of December 31, 2021	3,133,096	$4.87	7.0	$5,470

Included in the table above are 1,018,800 options outstanding as of December 31, 2021 that were granted outside of either the 2020 Plan or the 2017 Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those options that had exercise prices lower than the fair value of the Company’s common shares. The intrinsic value for stock options exercised during the years ended December 31, 2021 and 2020 was $3.4 million and $0.2 million, respectively. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2021 and 2020 was $5.87 and $6.91 per share, respectively.

Share-based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development expenses	$2,735	$908
General and administrative expenses	5,868	2,460
	$8,603	$3,368

As of December 31, 2021, total unrecognized share-based compensation expense related to unvested share-based awards was $24.6 million, which is expected to be recognized over a weighted-average period of 2.7 years. Additionally, as of December 31, 2021, the Company has unrecognized share-based compensation expense of $1.0 million related to unvested stock options with performance-based vesting conditions for which performance has not been deemed probable.

11.	License Agreements and Asset Acquisitions

License Agreement with the Centre for Probe Development and Commercialization Inc.

In November 2015, the Company entered into a license agreement with the Centre for Probe Development and Commercialization Inc. (“CPDC”), a related party (see Note 17) (the “CPDC Agreement”). Under the agreement, the Company was granted an exclusive, sublicensable, nontransferable, worldwide license under CPDC’s patent rights related to CPDC’s radiopharmaceutical linker technology to develop, market, make, use and sell certain products for all disease indications and uses in humans, whether diagnostic or therapeutic. The Company has the right to grant sublicenses of its rights. The CPDC Agreement was amended in 2017; however, there were no material changes to the terms of the CPDC Agreement. Also in 2017, the Company entered into a second license agreement with CPDC, under which the Company was granted an exclusive, sublicensable, worldwide license under CPDC’s patent rights related to certain CPDC radiopharmaceutical linker technology to develop, market, make, use and sell certain products for all disease indications and uses in humans. The Company has the right to grant sublicenses of its rights.

The Company has no obligations under any of the agreements with CPDC to make any milestone payments or to pay any royalties or annual maintenance fees to CPDC.

During the years ended December 31, 2021 and 2020, the Company did not make any payments to CPDC or recognize any research and development expenses under the license agreements with CPDC.

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

During the years ended December 31, 2021 and 2020, the Company did not make any payments to ImmunoGen or recognize any research and development expenses under the ImmunoGen Agreement.

Asset Acquisition from and License Agreement with MediaPharma S.r.l.

In May 2019, the Company and MediaPharma S.r.l. (“MediaPharma”) entered into an asset acquisition and license agreement. Under the agreement, the Company purchased all rights, title and interest to MediaPharma’s, and any of its affiliates’ and sublicensees’, patents to perform research and to develop, manufacture and commercialize a specified antibody that binds to targets for the prevention, treatment and diagnosis of all diseases and conditions. The Company accounted for this purchase as an asset acquisition. At the same time, the Company granted MediaPharma an exclusive, fully paid, worldwide, sublicensable license to use the specified compound for research, development, manufacturing and commercialization of a bispecific antibody drug conjugate, but not for use as a radiopharmaceutical.

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

During the years ended December 31, 2021 and 2020, the Company did not make any payments to MediaPharma or recognize any research and development expenses under the MediaPharma Agreement.

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

Unless the Rainier Agreement was terminated pursuant to its terms, which termination initially could not have occurred later than eight months following the Closing (the “Outside Date”), the Company was obligated to pay Rainier an additional amount of $3.5 million and to issue 313,359 of the Company’s common shares on the Outside Date. Since the Rainier Agreement was not terminated by the Outside Date, as further described below, the Company is also obligated to make aggregate milestone payments to Rainier of up to $22.5 million and to issue up to 156,679 of the Company’s common shares upon the achievement of specified development and regulatory milestones, of which a $2.0 million milestone payment and the issuance of 156,679 common shares are due upon the first patient dosed in a Phase 1 study of FPI-1966, and of up to $42.0 million upon the achievement of specified sales milestones.

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

The Rainier Agreement could have been terminated at any time prior to the Outside Date upon 30 days’ notice by the Company to Rainier or upon the mutual written consent of both parties. On October 8, 2020, the Company and Rainier entered into a first amendment to the Rainier Agreement (the “First Amended Rainier Agreement”) to extend certain terms of the Rainier Agreement. Specifically, the Outside Date, was amended such that termination may not occur later than eleven months following the Closing, or February 10, 2021 (the “Revised Outside Date”). On February 8, 2021, the Company and Rainier entered into a second amendment to the First Amended Rainier Agreement, as amended (the “Second Amended Rainier Agreement”). Pursuant to the Second Amended Rainier Agreement, the Outside Date was further amended such that termination may not occur later than July 1, 2021, and such amendment was made in consideration for early payment of the additional $3.5 million owed to Rainier which the Company paid and recorded as research and development expense during the year ended December 31, 2021. On May 26, 2021, the Company notified Rainier of its intent to continue development of the asset and issued 313,359 of its common shares to Rainier on July 1, 2021.

During the year ended December 31, 2021, the Company recognized $6.1 million of research and development expense associated with the payment of $3.5 million and the issuance of 313,359 of its common shares as noted above. During the year ended December 31, 2020, the Company paid an upfront fee of $1.0 million to Rainier and recognized this as an expense as noted above.

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

During the years ended December 31, 2021 and 2020, the Company did not make any payments to Genentech or recognize any research and development expenses under the Genentech License Agreement.

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

As of December 31, 2021, the TRIUMF entities had achieved certain milestones under the Collaboration Agreement totaling $3.0 million CAD (equivalent to $2.3 million at the time of payment) which was paid during the year ended December 31, 2021 and are being recognized as research and development expense over the period of performance by the TRIUMF entities. During the year ended December 31, 2021, the Company recognized the amortization of $2.0 million as research and development expense under the Collaboration Agreement.

As previously contemplated, on August 12, 2021, the parties amended the Collaboration Agreement in order to expand the scope of the project and the Company agreed to make an additional financial investment of up to $15.0 million CAD in connection with development of new process technology for the manufacture of actinium-225 upon the achievement of certain milestones under an amendment to the Collaboration Agreement (the “Amended Collaboration Agreement”). In connection with the Amended Collaboration Agreement, the parties have formed a company (“NewCo”) to hold certain intellectual property derived from the collaboration. NewCo is jointly owned and managed by the Company and the TRIUMF entities and its purpose is to manufacture actinium-225 for the research, clinical and commercial needs of the Company, and in certain circumstances, other third parties. The supply of actinium-225 by NewCo to the Company shall be done under a commercial supply agreement, to be negotiated by NewCo and the Company. The Company is expected to purchase at least 50% of its annual actinium-225 requirements from NewCo, unless NewCo is unable to supply such necessary quantities to the Company, in which case the Company may use other actinium-225 suppliers to meet its commercial needs. As of December 31, 2021, there were no assets held by NewCo.

As of December 31, 2021, the TRIUMF entities had achieved certain milestones under the Amended Collaboration Agreement totaling $5.0 million CAD (equivalent to $3.9 million at the time of payment) which was paid during the year ended December 31, 2021 and is being recognized as research and development expense over the period of performance by the TRIUMF entities. During the year ended December 31, 2021, the Company recognized the amortization of $0.2 million as research and development expense under the Amended Collaboration Agreement.

The Company recorded $1.7 million and $2.3 million of milestone payments in prepaid expenses and other current assets and other non-current assets, respectively, as of December 31, 2021 based on its estimate of costs to be incurred over the 12 months following the balance sheet date for both the Collaboration Agreement and the Amended Collaboration Agreement.

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

During the year ended December 31, 2021, the Company recognized $6.4 million of research and development expense associated with the issuance of 600,000 of its common shares upon closing pursuant to the Ipsen Agreement.  Additionally, during the year ended December 31, 2021, the Company paid $0.8 million which was recognized as research and development expense.

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

The Company is domiciled in Canada and is primarily subject to taxation in that country. During the years ended December 31, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in Canada in each period due to its uncertainty of realizing a benefit from those items. During the year ended December 31, 2021, the Company recorded a tax benefit primarily due to the change in the Company’s deferred tax assets from U.S. operations, offset by the current income tax obligations of its operating company in the U.S., which generates a profit for tax purposes. During the year ended December 31, 2020, the Company recorded a tax provision primarily related to its income tax obligations of its operating company in the U.S., which generates a profit for tax purposes, and a capital gains tax in Ireland.

Income (loss) before benefit (provision) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Canada	$(82,327)	$(68,792)
Foreign (U.S. and Ireland)	1,162	(6,930)
Loss before benefit (provision) for income taxes	$(81,165)	$(75,722)

The Company’s current and deferred income tax benefit (provision) consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Current income tax (provision):
Canada	$(2)	$(9)
Foreign (U.S. and Ireland)	(871)	(3,178)
Total current income tax (provision)	(873)	(3,187)
Deferred income tax benefit:
Canada	—	—
Foreign (U.S. and Ireland)	991	576
Total deferred income tax benefit	991	576
Total income tax benefit (provision)	$118	$(2,611)

A reconciliation of the Canadian federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Canadian federal statutory income tax rate	(26.5)%	(26.5)%
Foreign income tax rate differential	(0.1)	0.1
Foreign income taxes	(0.1)	—
Capital gains on intellectual property transfer from Ireland	—	4.2
Capital losses on foreign exchange	—	(0.7)
Other permanent differences	(0.9)	2.6
Transfer of intellectual property to Canada	—	(1.7)
Change in fair value of preferred share tranche right liability	—	11.4
Change in fair value of preferred share warrant liability	—	2.2
Income tax credits	(2.3)	(0.8)
Share-based compensation	1.5	—
Change in valuation allowance	28.3	12.6
Effective income tax rate	(0.1)%	3.4%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Canadian net operating loss carryforwards	$27,196	$12,246
Canadian capitalized research and development expenditure pool	5,268	2,945
Canadian research and development tax credit carryforwards	2,964	1,766
Intangibles	5,717	1,450
Deferred revenue	1,070	1,325
Reserves and accruals	2,648	1,728
Operating lease liabilities	1,642	—
Other	286	—
Total deferred tax assets	46,791	21,460
Valuation allowance	(43,562)	(20,598)
Net deferred tax assets	$3,229	$862

Deferred tax liabilities:
Operating lease right-of-use assets	(1,584)	—
Other	—	(209)
Total deferred tax liabilities	(1,584)	(209)
Net deferred tax assets	$1,645	$653

As of December 31, 2021, the Company had $102.6 million of Canadian net operating loss carryforwards that begin to expire in 2035. In addition, the Company had $3.8 million of Canadian research and development tax credit carryforwards that begin to expire in 2037 as well as a capitalized research and development expenditure pool of $19.9 million that can be carried forward indefinitely.

As of December 31, 2021, the Company also has U.S. state tax credits of $0.1 million that begin to expire in 2036.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses in Canada, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its Canadian deferred tax assets as of December 31, 2021 and 2020. Based on its evaluation, the Company has recorded a full valuation allowance against its net deferred tax assets in Canada as of December 31, 2021 and 2020. As a result of the decision to liquidate the Irish subsidiary, the Irish deferred tax assets were reduced to zero as of December 31, 2020. The liquidation and dissolution of the Company’s Irish subsidiary was completed in September 2021.

The Company’s valuation allowance increased during the years ended December 31, 2021 and 2020 due primarily to the generation of Canadian net operating loss carryforwards, as follows (in thousands):

	Year Ended December 31,
	2021	2020
Valuation allowance as of beginning of year	$20,598	$9,810
Increases recorded to income tax provision	22,964	9,550
Increases recorded to equity	—	1,238
Valuation allowance as of end of year	$43,562	$20,598

As of December 31, 2021 and 2020, the Company had liabilities for uncertain tax positions of $0.3 million which, if recognized, would impact the Company’s tax provision and effective income tax rate. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of each of December 31, 2021 and 2020, the Company had accrued interest or penalties related to uncertain tax position of less than $0.1 million. The Company does not expect its uncertain tax positions to change significantly over the next twelve months.

Changes in the Company’s unrecognized tax benefits from uncertain tax positions consisted of the following (in thousands):

	December 31,
	2021	2020
Unrecognized tax benefits as of beginning of year	$254	$254
Additions for tax positions of prior years	—	—
Unrecognized tax benefits as of end of year	$254	$254

The Company files tax returns in Canada and foreign jurisdictions. With few exceptions, the Company is subject to Canadian federal, provincial and foreign tax examinations by tax authorities for the tax years ended December 31, 2016 and subsequent years.

As of December 31, 2021 and 2020, income taxes on undistributed earnings of the Company’s U.S. subsidiary have not been provided for as the Company plans to indefinitely reinvest these amounts in the United States. The cumulative undistributed foreign earnings were not material as of December 31, 2021 and 2020. Additionally, while the Company is no longer indefinitely reinvested in the Irish subsidiary as of December 31, 2020, any distribution would be a return of capital and not result in a material tax expense.

13.	Net Loss per Share

Net Loss per Share Attributable to Common Shareholders

Basic and diluted net loss per share attributable to common shareholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(81,047)	$(78,333)
Dividends paid to preferred shareholders in the form of warrants issued	—	(1,382)
Net loss attributable to common shareholders	$(81,047)	$(79,715)
Denominator:
Weighted-average common shares outstanding—basic and diluted	42,598,843	22,033,269
Net loss per share attributable to common shareholders—basic and diluted	$(1.90)	$(3.62)

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

	Year Ended December 31,
	2021	2020
Options to purchase common shares	8,045,706	5,607,244
Warrants to purchase common shares	651,816	651,816
	8,697,522	6,259,060

14.	Leases

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

In October 2019, the Company entered into an operating lease for office space in Boston, Massachusetts, which expires February 2026 and has no renewal options. In connection with entering into the original lease agreement, the Company issued a letter of credit of $1.5 million for the benefit of the landlord. As of December 31, 2021, $0.3 million and $1.2 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2020, the entire underlying cash balance collateralizing this letter of credit was classified as restricted cash, non-current, on the Company’s consolidated balance sheets.

On March 16, 2021, the Company entered into an amendment to its lease for office space in Boston, Massachusetts to expand the area under lease (“Expansion Premises”) and extend the term of the premises currently under lease (“Original Premises”) to align with the lease end date for the Expansion Premises. The additional rent for the Expansion Premises was determined to be commensurate with the additional right-of-use and is accounted for as a new operating lease that was recognized on the Company’s balance sheet since the Company was able to access the Expansion Premises upon execution of the amendment. The Company has made certain improvements to the Expansion Premises, for which the landlord will provide the Company an allowance of up to $0.2 million which was recorded as a reduction to operating lease right-of-use assets and operating lease liabilities as of December 31, 2021. The rental payments for the Expansion Space commenced on January 1, 2022. The lease end date for the Original Premises and the Expansion Premises is April 30, 2027, with no option to extend the lease term. The lease modification for the extension of the Original Premises and the recognition of the Expansion Premises resulted in increases to the Company’s right-of-use asset balance, which was obtained in exchange for operating lease liabilities, of $0.9 million and $1.2 million, respectively.

On June 1, 2021, the Company entered into a lease for a manufacturing facility in Hamilton, Ontario.  The Company currently expects the rent for the manufacturing facility, which is under construction, to commence in October 2022, approximately two months after the anticipated delivery date of the premises.  The Company currently expects the lease end date for the manufacturing facility to be in September 2037, with a five-year renewal option.  Upon execution of the lease in June 2021, the Company paid $2.5 million CAD (equivalent to $2.1 million at the time of payment) which represented an initial direct cost paid prior to the lease commencement date. As of December 31, 2021, the $2.1 million payment was recorded to prepaid rent as a component of other non-current assets. On the lease commencement date, the Company will reclassify the prepayment to the right-of-use asset, thereby increasing its initial value, but it will not be included in the measurement of the lease liability. The lease was not recorded on the consolidated balance sheet as a component of the Company’s right-of-use asset and operating lease liabilities as of December 31, 2021 as the facility is under construction and the lease has not commenced.  The Company is currently evaluating the lease classification as an operating lease or finance lease for accounting purposes.

The components of operating lease cost, which are included within operating expenses in the accompanying consolidated statements of operations and comprehensive loss, are as follows (in thousands):

Year Ended December 31,
2021
Operating lease cost	$1,393
Variable lease cost	25
Total lease cost	$1,418

In accordance with ASC 840, rent expense was $1.1 million for the year ended December 31, 2020.

The following table summarizes supplemental information for the Company’s operating leases:

As of December 31,
2021
Weighted-average remaining lease term (in years)	5.2
Weighted average discount rate	4.9%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$1,146

As of December 31, 2021, the future maturities of operating lease liabilities are as follows (in thousands):

Year Ending December 31,
2022	$1,245
2023	1,463
2024	1,499
2025	1,537
2026	1,469
Thereafter	425
Total lease payments	$7,638
Less: imputed interest	(916)
Total lease liabilities	$6,722

Future minimum lease payments due under operating leases as of December 31, 2020 were as follows (in thousands):

Year Ending December 31,
2021	$1,127
2022	1,158
2023	1,190
2024	1,221
2025	1,253
Thereafter	361
Total	$6,310

15.	Commitments and Contingencies

Manufacturing Commitments

In January 2019, and as amended in September 2020, the Company entered into an agreement with CPDC, a related party (see Note 17), to manufacture clinical trial materials. As of December 31, 2021, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.4 million over the following twelve months.

In May 2019, the Company entered into an agreement with a third-party contract manufacturing organization to manufacture clinical trial materials. As of December 31, 2021, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.6 million over the following twelve months.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 11).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 or 2020.

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

16.	Benefit Plans

The Company has an established a defined contribution savings plan under Section 401(k) of the U.S. Internal Revenue Code of 1986, as amended. This plan covers all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.2 million and $0.1 million to the plan during the years ended December 31, 2021 and 2020, respectively.

In 2020, the Company also established a group retirement savings plan registered with the Canada Revenue Agency.  This plan covers all Canadian employees who meet the eligibility requirements under the Income Tax Act (Canada) and allows members to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.1 million during each of the years ended December 31, 2021 and 2020.

17.	Related Party Transactions

The Company’s chief executive officer, founder and member of the board of directors, John Valliant, Ph.D., is a member of the board of directors at CPDC.

The Company has entered into license agreements with CPDC (see Note 11).

In addition, the Company has entered into a Master Services Agreement and a Supply Agreement with CPDC, under which CPDC provides services to the Company related to preclinical and manufacturing services, administrative support services and access to laboratory facilities. In connection with the Supply Agreement, the Company is obligated to pay CPDC an amount of $0.2 million per quarter, or $0.8 million in the aggregate per year, plus fees for materials, packaging and distribution of products supplied to the Company, unless the agreement is terminated by the Company. The Company recognized expenses in connection with the services performed in the normal course of business under the Master Services Agreement and the Supply Agreement in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development expenses	$1,724	$1,140
General and administrative expenses	44	57
	$1,768	$1,197

During the years ended December 31, 2021 and 2020, the Company made payments to CPDC in connection with the services described above of $1.7 million and $1.1 million, respectively. Amounts due to CPDC by the Company in connection with the services described above totaled $0.5 million and $0.3 million as of December 31, 2021 and 2020, respectively, which amounts were included in accounts payable and accrued expenses on the consolidated balance sheets.

In addition to costs incurred in connection with the services described above, the Company also reimbursed CPDC for purchases on the Company’s behalf from parties with which the Company did not have an account. During the years ended December 31, 2021 and 2020, the Company made payments to CPDC of $0.2 million and $0.1 million, respectively, for reimbursement of these pass-through costs.

During the year ended December 31, 2021, the Company recorded $0.2 million of lab equipment purchased from CPDC which they acquired from third-party vendors on its behalf.

In connection with the Company entering into a lease for a manufacturing facility in Hamilton, Ontario (see Note 14), the Company entered into an agreement with CPDC for services relating to certain aspects of the validation of the manufacturing facility which is currently under construction.  During the year ended December 31, 2021, the Company paid $3.0 million CAD (equivalent to $2.5 million at the time of payment) which was recorded as research and development expense.

18.	Geographical Information

The Company has operating companies in the United States and Canada. Information about the Company’s long-lived assets, consisting solely of property and equipment, net, by geographic region was as follows (in thousands):

	December 31,
	2021	2020
United States	$541	$103
Canada	2,426	1,864
	$2,967	$1,967

19.	Subsequent Events

Lease Agreement

On January 12, 2022, the Company entered into a lease agreement, which was subsequently amended on February 10, 2022, for additional office space in Hamilton, Ontario. The amended lease agreement provides for occupancy of 4,087 square feet of office space beginning in February 2022 through August 2030 with a five-year renewal option and contains rent escalation provisions throughout the term of the lease.