Form 10-Q
period 2022-03-31
Fusion Pharmaceuticals Inc.
filed 2022-05-10
CIK 1805890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 43,342,402 common shares, with no par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$59,211	$52,898
Accounts receivable	325	357
Short-term investments	137,601	147,897
Prepaid expenses and other current assets	7,211	9,941
Restricted cash	429	669
Total current assets	204,777	211,762
Property and equipment, net	3,398	2,967
Deferred tax assets	1,985	1,645
Restricted cash	1,018	1,222
Long-term investments	9,901	19,987
Operating lease right-of-use assets	6,544	6,486
Other non-current assets	8,337	8,202
Total assets	$235,960	$252,271
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,774	$2,195
Accrued expenses	7,874	7,563
Deferred revenue	1,100	1,538
Operating lease liabilities	1,434	1,215
Total current liabilities	12,182	12,511
Income taxes payable, net of current portion	297	297
Deferred revenue, net of current portion	2,500	2,500
Operating lease liabilities, net of current portion	5,555	5,507
Total liabilities	20,534	20,815
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common shares, no par value, unlimited shares authorized as of March 31, 2022 and December 31, 2021; 43,331,138 and 43,073,727 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	430,163	425,821
Accumulated other comprehensive (loss) income	(578)	(115)
Accumulated deficit	(214,159)	(194,250)
Total shareholders’ equity	215,426	231,456
Total liabilities and shareholders’ equity	$235,960	$252,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue	$585	$—
Operating expenses:
Research and development	12,661	10,716
General and administrative	8,449	6,964
Total operating expenses	21,110	17,680
Loss from operations	(20,525)	(17,680)
Other income (expense):
Interest income, net	83	96
Other income, net	478	48
Total other income (expense), net	561	144
Loss before benefit for income taxes	(19,964)	(17,536)
Income tax benefit	55	7
Net loss	$(19,909)	$(17,529)
Unrealized (loss) gain on investments	(463)	239
Comprehensive loss	$(20,372)	$(17,290)

Net loss per share—basic and diluted	$(0.46)	$(0.42)

Weighted-average common shares outstanding—basic and diluted	43,170,076	41,784,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balances at December 31, 2021	43,073,727	$—	$425,821	$(194,250)	$(115)	$231,456
Issuance of common shares from at-the-market offering, net of issuance costs	222,726	—	1,627	—	—	1,627
Issuance of common shares upon exercise of stock options	34,685	—	82	—	—	82
Share-based compensation expense	—	—	2,633	—	—	2,633
Unrealized loss on investments	—	—	—	—	(463)	(463)
Net loss	—	—	—	(19,909)	—	(19,909)
Balances at March 31, 2022	43,331,138	$—	$430,163	$(214,159)	$(578)	$215,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – CONTINUED

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balances at December 31, 2020	41,725,797	$—	$407,672	$(113,203)	$44	$294,513
Issuance of common shares upon exercise of stock options	119,384	—	130	—	—	130
Share-based compensation expense	—	—	1,718	—	—	1,718
Unrealized gain on investments	—	—	—	—	239	239
Net loss	—	—	—	(17,529)	—	(17,529)
Balances at March 31, 2021	41,845,181	$—	$409,520	$(130,732)	$283	$279,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(19,909)	$(17,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,633	1,718
Depreciation and amortization expense	203	111
Non-cash lease expense	281	241
Amortization of premiums (accretion of discounts) on investments, net	188	453
Deferred tax benefit	(340)	—
Foreign exchange loss (gain)	26	(4)
Changes in operating assets and liabilities:
Accounts receivable	31	—
Prepaid expenses and other current assets	2,731	(652)
Operating lease right-of-use assets	182	—
Other non-current assets	(75)	823
Accounts payable	(563)	(2,346)
Accrued expenses	355	(622)
Deferred revenue	(438)	—
Income taxes payable	—	(2,583)
Operating lease liabilities	(276)	(206)
Net cash used in operating activities	(14,971)	(20,596)
Cash flows from investing activities:
Purchases of investments	(17,330)	(66,074)
Maturities of investments	37,056	37,660
Purchases of property and equipment	(595)	(584)
Net cash provided by (used in) investing activities	19,131	(28,998)
Cash flows from financing activities:
Proceeds from issuance of common shares from at-the-market offering, net of issuance costs	1,627	—
Proceeds from issuance of common shares upon exercise of stock options	82	130
Net cash provided by financing activities	1,709	130
Effect of exchange rate fluctuations on cash and cash equivalents held	—	17
Net increase (decrease) in cash, cash equivalents and restricted cash	5,869	(49,447)
Cash, cash equivalents and restricted cash at beginning of period	54,789	92,408
Cash, cash equivalents and restricted cash at end of period	$60,658	$42,961
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$2,559
Right-of-use assets obtained in exchange for new operating lease liabilities	$339	$1,166
Increase in right-of-use assets and operating lease liabilities from operating lease modifications	$—	$911
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$217	$152
Deferred issuance costs included in accounts payable and accrued expenses	$60	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Fusion Pharmaceuticals Inc., together with its consolidated subsidiary (“Fusion” or the “Company”), is a clinical-stage oncology company focused on developing next-generation radiopharmaceuticals as precision medicines. The Company was formed and subsequently incorporated as Fusion Pharmaceuticals Inc. in December 2014 under the Canada Business Corporations Act. The Company was founded to advance certain intellectual property relating to radiopharmaceuticals that had been developed by the Centre for Probe Development and Commercialization, a radiopharmaceutical research and good manufacturing practice production center. The Company is headquartered in Hamilton, Ontario.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiary, Fusion Pharmaceuticals US Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of its convertible preferred shares, including borrowings under a convertible promissory note, which converted into convertible preferred shares, proceeds from sales of its former Irish subsidiary’s preferred exchangeable shares, proceeds from its initial public offering completed in June 2020, proceeds from its “at-the-market” equity offering program (see Note 8), and most recently, subsequent to March 31, 2022, with proceeds from its loan and security agreement with Oxford Finance LLC (see Note 17). The Company has incurred recurring losses since its inception, including net losses of $19.9 million and $17.5 million for the three months ended March 31, 2022 and 2021, respectively. In addition, as of March 31, 2022, the Company had an accumulated deficit of $214.2 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations.

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

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses, valuations of share-based awards and revenue recognition. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statement of operations and comprehensive loss, and the condensed consolidated statement of shareholders’ equity for the three months ended March 31, 2022 and 2021, and the condensed consolidated statement of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and the results of its operations for three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

The accompanying balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements for the year ended December 31, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements as of December 31, 2021, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 17, 2022.

Foreign Currency and Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s operating company in Canada and operating company in the U.S. is also the U.S. dollar. As a result, the Company records no cumulative translation adjustments related to translation of unrealized foreign exchange gains or losses.

For the remeasurement of local currencies to the U.S. dollar functional currency of the Canadian entity, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, and income items and expenses are translated into U.S. dollars at the average exchange rate in effect during the period. Resulting transaction gains (losses) are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss, as incurred.

Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss, as incurred.

During the three months ended March 31, 2022 and 2021, the Company recorded $0.3 million and ($0.1) million, respectively, of foreign currency gains (losses) in the condensed consolidated statements of operations and comprehensive loss.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of standard checking accounts, money market accounts, and all highly liquid investments with an original maturity of three months or less at the date of purchase.

As of March 31, 2022 and December 31, 2021, the Company was required to maintain separate cash balances of $0.2 million and $0.3 million, respectively, to collateralize corporate credit cards with a bank, which was classified as restricted cash, current, on its condensed consolidated balance sheets. The Company also maintained a $0.1 million guaranteed investment certificate to fulfill certain contractual obligations which was classified as restricted cash, current, as of March 31, 2022 and December 31, 2021.

In connection with the Company’s lease agreement entered into in October 2019 (see Note 13), the Company maintained a letter of credit of $1.5 million for the benefit of the landlord, which was reduced to $1.2 million during the three months ended March 31, 2022. As of March 31, 2022, $0.2 million and $1.0 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2021, $0.3 million and $1.2 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash.

As of March 31, 2022 and December 31, 2021, the cash, cash equivalents and restricted cash of $60.7 million and $54.8 million, respectively, presented in the condensed consolidated statements of cash flows included cash and cash equivalents of $59.2 million and $52.9 million, respectively, and restricted cash of $1.4 million and $1.9 million, respectively.

Investments

The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company classifies its investments as current or non-current based on each instrument’s underlying maturity date. Investments with original maturities of greater than three months and less than twelve months are classified as current and are included in short-term investments in the condensed consolidated balance sheets. Investments with remaining maturities greater than one year from the balance sheet date are classified as non-current and are included in long-term investments in the condensed consolidated balance sheets. The Company’s investments are classified as available-for-sale, are reported at fair value and consist of U.S. and Canadian government agency debt securities, corporate bonds, and commercial paper. Unrealized gains and losses are included in other comprehensive income (loss) as a component of shareholders’ equity until realized. Amortization and accretion of premiums and discounts are recorded in interest income (expense). Realized gains and losses on debt securities are included in other income (expense), net.

The Company evaluates its investments with unrealized losses for other-than-temporary impairment. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is other-than-temporary in nature.  For any adjustment the Company considers to be other-than-temporary, the Company reduces the investment to fair value through a charge to the statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering in shareholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. The Company recorded $0.3 million of deferred offering costs as of March 31, 2022 and December 31, 2021 in other non-current assets.

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

For the three months ended March 31, 2022, the Company recorded $0.6 million of revenue under collaboration agreements. For the three months ended March 31, 2021, the Company did not record any revenue under collaboration agreements. Please refer to Note 3, “Collaboration Agreement” for additional details regarding revenue recognition under the AstraZeneca Agreement.

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

Leases

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the three months ended March 31, 2022 and 2021, unrealized gains and losses on investments are included in other comprehensive income (loss) as a component of shareholders’ equity until realized.

Net Loss per Share

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

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, or ASU 2021-04. ASU 2021-04 provides clarification and reduces diversity in accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This guidance is effective for annual periods beginning after December 15, 2021, including interim periods within that fiscal year. Companies should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. The Company adopted ASU 2021-04 effective January 1, 2022, and the adoption did not have a material impact on its condensed consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, or ASU 2021-10, which requires business entities to disclose information about certain government assistance they receive. Such disclosure requirements include the nature of the transactions and the related accounting policy used, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item and significant terms and conditions of the transactions. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. The Company adopted ASU 2021-10 effective January 1, 2022, and the adoption did not have a material impact on its condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, or ASU 2019-05. ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. This guidance is effective for the Company for annual periods beginning after December 15, 2022, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU 2020-04, and ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, or ASU 2021-01, respectively, which provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact that the adoption of ASU 2020-04 and ASU 2021-01 will have on its consolidated financial statements.
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

The AstraZeneca Agreement consists of two distinct collaboration programs: novel TATs and combination therapies. Under the AstraZeneca Agreement, the parties may develop up to three novel TATs, or the Novel TATs Collaboration. The parties will also evaluate up to five potential combination strategies involving the Company’s existing assets, including the Company’s lead candidate FPI-1434, in combination with certain of AstraZeneca’s existing therapeutics for the treatment of various cancers, or the Combination Therapies Collaboration.

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

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense.  For the three months ended March 31, 2022 and 2021, the Company incurred $0.7 million and $0.1 million, respectively, in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $0.3 million and $0.1 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs.  As of March 31, 2022 and December 31, 2021, the Company recorded $0.9 million and $1.4 million, respectively, due from AstraZeneca for reimbursement of shared costs in prepaid expenses and other current assets.

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

The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved, or other changes in circumstances occur, adjust its estimate of the transaction price if necessary. The Company initially recorded the $5.0 million upfront fee as a contract liability for deferred revenue in its consolidated balance sheet.

The following table presents changes in the Company’s accounts receivable and contract liabilities for the three months ended March 31, 2022 (in thousands):

	Balance as of			Balance as of
	December 31, 2021	Additions	Deductions	March 31, 2022
Accounts receivable	$357	$147	$(179)	$325
Contract liabilities:
Deferred revenue	$4,038	$—	$(438)	$3,600

During the three months ended March 31, 2022 and 2021, the Company recognized the following revenue (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$438	$—

The current portion of deferred revenue and deferred revenue, net of current portion, are $1.1 million and $2.5 million as of March 31, 2022, respectively, which reflects the Company’s estimate of the revenue it expects to recognize within the next 12 months and beyond 12 months, respectively.  The Company expects to recognize the revenue associated with the AstraZeneca Agreement in subsequent periods through the year ending December 31, 2025.
4.	Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements as of March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$6,979	$—	$—	$6,979
Commercial paper	—	6,997	—	6,997
Canadian Government agency debt securities	—	5,396	—	5,396
Investments:
Commercial paper	—	14,029	—	14,029
Corporate bonds	—	13,713	—	13,713
Municipal bonds	—	10,997	—	10,997
Canadian Government agency debt securities	—	4,028	—	4,028
U.S. Government agency debt securities	—	104,735	—	104,735
	$6,979	$159,895	$—	$166,874

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$11,490	$—	$—	$11,490
Investments:
Commercial paper	—	19,041	—	19,041
Corporate bonds	—	21,941	—	21,941
Municipal bonds	—	14,866	—	14,866
Canadian Government agency debt securities	—	3,320	—	3,320
U.S. Government agency debt securities	—	108,716	—	108,716
	$11,490	$167,884	$—	$179,374

During the three months ended March 31, 2022 and the year ended December 31, 2021, there were no transfers between Level 1, Level 2 and Level 3.

5.	Investments

Investments consisted of the following (in thousands):

	March 31, 2022
	Amortized Cost	Fair Value
Due within one year or less	$138,076	$137,601
Due after one year through three years	10,004	9,901
	$148,080	$147,502

	December 31, 2021
	Amortized Cost	Fair Value
Due within one year or less	$147,945	$147,897
Due after one year through three years	20,054	19,987
	$167,999	$167,884

As of March 31, 2022, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$14,044	$—	$(15)	$14,029	$14,029	$—
Corporate bonds	13,746	16	(49)	13,713	9,219	4,494
Municipal bonds	11,041	—	(44)	10,997	10,997	—
Canadian Government agency debt securities	3,964	65	(1)	4,028	4,028	—
U.S. Government agency debt securities	105,285	—	(550)	104,735	99,328	5,407
	$148,080	$81	$(659)	$147,502	$137,601	$9,901

As of December 31, 2021, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$19,041	$1	$(1)	$19,041	$19,041	$—
Corporate bonds	21,929	32	(20)	21,941	17,444	4,497
Municipal bonds	14,878	—	(12)	14,866	14,866	—
Canadian Government agency debt securities	3,287	33	—	3,320	3,320	—
U.S. Government agency debt securities	108,864	—	(148)	108,716	93,226	15,490
	$167,999	$66	$(181)	$167,884	$147,897	$19,987

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid external research and development expenses	$4,037	$5,030
Prepaid insurance	1,047	2,144
Prepaid software subscriptions	337	302
Income tax receivable	23	308
Interest receivable	231	350
Other receivable due from AstraZeneca	924	1,396
Canadian harmonized sales tax receivable	190	178
Other	422	233
	$7,211	$9,941

7.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued employee compensation and benefits	$2,255	$3,301
Accrued external research and development expenses	4,422	3,635
Accrued professional and consulting fees	1,109	627
Other	88	—
	$7,874	$7,563

8.	Equity

Common Shares

On July 2, 2021, the Company entered into an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC to issue and sell shares of the Company’s common shares of up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as the Company’s agent and/or principal, or the ATM Facility. The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. The Company has no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of March 31, 2022, the Company has sold 222,726 common shares for net proceeds of $1.6 million under the Sales Agreement.

As of March 31, 2022, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue unlimited common shares, each with no par value per share.

Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through March 31, 2022, no cash dividends had been declared or paid by the Company.

Warrants

In January 2020, the Company issued to the existing holders of Class B convertible preferred shares warrants to purchase 3,126,391 Class B convertible preferred shares, at an exercise price of $1.5154 per share, and Fusion Pharmaceuticals (Ireland) Limited, the Company’s former Irish subsidiary, issued to the existing holders of Class B preferred exchangeable shares warrants to purchase 873,609 Class B preferred exchangeable shares, at an exercise price of $1.5154 per share (collectively the “Preferred Share Warrants”).  The Preferred Share Warrants were immediately exercisable and expire two years from the date of issuance or upon the earlier occurrence of specified qualifying events.

Upon the closing of the IPO, the warrants to purchase the convertible preferred shares and warrants to purchase the preferred exchangeable shares of the Company’s former Irish subsidiary were converted into warrants to purchase 749,197 shares of the Company’s common shares at an exercise price of $8.10 per share.

In January 2022, the remaining 651,816 of unexercised common share warrants expired. As of March 31, 2022, there were no common share warrants outstanding.

9.	Share-based Compensation

2020 Stock Option and Incentive Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on June 24, 2020. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 4,273,350, which is cumulatively increased each January 1 by 4% of the number of the Company’s common shares outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee of the board of directors. The common shares underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares, expire or are otherwise terminated (other than by exercise) under the 2020 Plan and the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) will be added back to the common shares available for issuance under the 2020 Plan. The total number of common shares reserved for issuance under the 2020 Plan was 7,879,881 shares as of March 31, 2022.

As of March 31, 2022, 2,287,520 shares, remained available for future grant under the 2020 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2017 Equity Incentive Plan

The 2017 Plan provides for the Company to grant incentive stock options or nonqualified stock options, restricted share awards and restricted share units to employees, officers, directors and non-employee consultants of the Company.

As of March 31, 2022 and December 31, 2021, no shares remained available for future grant under the 2017 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2020 Employee Share Purchase Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Employee Share Purchase Plan (the “ESPP”), which became effective on June 24, 2020. A total of 450,169 common shares were reserved for issuance under this plan. In addition, the number of common shares that may be issued under the ESPP is automatically increased each January 1 by the lesser of (i) 900,338 common shares, (ii) 1% of the number of the Company’s common shares outstanding on the immediately preceding December 31 and (iii) such lesser number of shares as determined by the Company’s compensation committee of the board of directors. As of March 31, 2022, 15,596 shares were issued under the ESPP. The total number of common shares reserved for issuance under the ESPP was 1,298,164 shares as of March 31, 2022.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.72%	0.66%
Expected term (in years)	6.0	6.2
Expected volatility	65.7%	66.8%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	8,045,706	$7.84	8.2	$6,597
Granted	2,391,950	7.57
Exercised	(34,685)	2.35
Forfeited/cancelled	(290,239)	8.22
Outstanding as of March 31, 2022	10,112,732	$7.78	8.3	$19,045
Vested and expected to vest as of March 31, 2022	9,976,132	$7.73	8.3	$19,045
Options exercisable as of March 31, 2022	3,699,242	$5.73	7.0	$14,636

Included in the table above are 1,205,400 options outstanding as of March 31, 2022 that were granted outside of either the 2020 Plan or the 2017 Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those options that had exercise prices lower than the fair value of the Company’s common shares. The intrinsic value for stock options exercised during the three months ended March 31, 2022 and 2021 was $0.2 million and $1.3 million, respectively. The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2022 and 2021 was $4.55 and $7.13 per share, respectively.

Share-based Compensation

Share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expenses	$885	$573
General and administrative expenses	1,748	1,145
	$2,633	$1,718

As of March 31, 2022, total unrecognized share-based compensation expense related to unvested share-based awards was $31.5 million, which is expected to be recognized over a weighted-average period of 2.9 years. Additionally, as of March 31, 2022, the Company has unrecognized share-based compensation expense of $1.0 million related to unvested stock options with performance-based vesting conditions for which performance has not been deemed probable.
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

During the three months ended March 31, 2022 and 2021, the Company did not make any payments to CPDC or recognize any research and development expenses under the license agreements with CPDC.

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

During the three months ended March 31, 2022 and 2021, the Company did not make any payments to ImmunoGen or recognize any research and development expenses under the ImmunoGen Agreement.

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

During the three months ended March 31, 2022 and 2021, the Company did not make any payments to MediaPharma or recognize any research and development expenses under the MediaPharma Agreement.

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

In connection with the asset acquisition, the Company paid an upfront fee of $1.0 million to Rainier and recognized this amount as research and development expense in the condensed consolidated statement of operations and comprehensive loss during the year ended December 31, 2020, as the IPR&D acquired had no alternative future use as of the acquisition date.

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

The Rainier Agreement could have been terminated at any time prior to the Outside Date upon 30 days’ notice by the Company to Rainier or upon the mutual written consent of both parties. In October 2020, the Company and Rainier entered into a first amendment to the Rainier Agreement (the “First Amended Rainier Agreement”) to extend certain terms of the Rainier Agreement. Specifically, the Outside Date was amended such that termination may not occur later than eleven months following the Closing, or February 10, 2021 (the “Revised Outside Date”). On February 8, 2021, the Company and Rainier entered into a second amendment to the First Amended Rainier Agreement, as amended (the “Second Amended Rainier Agreement”). Pursuant to the Second Amended Rainier Agreement, the Outside Date was further amended such that termination may not occur later than July 1, 2021, and such amendment was made in consideration for early payment of the additional $3.5 million owed to Rainier which the Company paid and recorded as research and development expense during the three months ended March 31, 2021. On May 26, 2021, the Company notified Rainier of its intent to continue development of the asset and issued 313,359 of its common shares to Rainier on July 1, 2021.

During the three months ended March 31, 2022, the Company did not recognize any research and development expense associated with the Second Amended Rainier Agreement.

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

During the three months ended March 31, 2022 and 2021, the Company did not make any payments to Genentech or recognize any research and development expenses under the Genentech License Agreement.

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

As of March 31, 2022, the TRIUMF entities had achieved certain milestones under the Collaboration Agreement totaling $3.0 million CAD (equivalent to $2.3 million at the time of payment) which were paid during the three months ended March 31, 2021 and are being recognized as research and development expense over the period of performance by the TRIUMF entities. During the three months ended March 31, 2022, the Company did not recognize any research and development expense under the Collaboration Agreement. During the three months ended March 31, 2021, the Company recognized the amortization of $0.4 million as research and development expense under the Collaboration Agreement.

As previously contemplated, on August 12, 2021, the parties amended the Collaboration Agreement in order to expand the scope of the project and the Company agreed to make an additional financial investment of up to $15.0 million CAD in connection with development of new process technology for the manufacture of actinium-225 upon the achievement of certain milestones under an amendment to the Collaboration Agreement (the “Amended Collaboration Agreement”). In connection with the Amended Collaboration Agreement, the parties have formed a company (“NewCo”) to hold certain intellectual property derived from the collaboration. NewCo is jointly owned and managed by the Company and the TRIUMF entities and its purpose is to manufacture actinium-225 for the research, clinical and commercial needs of the Company, and in certain circumstances, other third parties. The supply of actinium-225 by NewCo to the Company shall be done under a commercial supply agreement, to be negotiated by NewCo and the Company. The Company is expected to purchase at least 50% of its annual actinium-225 requirements from NewCo, unless NewCo is unable to supply such necessary quantities to the Company, in which case the Company may use other actinium-225 suppliers to meet its commercial needs. As of March 31, 2022, there were no assets held by NewCo.

As of March 31, 2022, the TRIUMF entities had achieved certain milestones under the Amended Collaboration Agreement totaling $5.0 million CAD (equivalent to $3.9 million at the time of payment) which was paid during the year ended December 31, 2021 and is being recognized as research and development expense over the period of performance by the TRIUMF entities. During the three months ended March 31, 2022, the Company recognized the amortization of $0.2 million as research and development expense under the Amended Collaboration Agreement.

The Company recorded $1.5 million and $2.4 million of milestone payments in prepaid expenses and other current assets and other non-current assets, respectively, as of March 31, 2022 based on its estimate of costs to be incurred over the 12 months following the balance sheet date for both the Collaboration Agreement and the Amended Collaboration Agreement.

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

During the three months ended March 31, 2022, the Company did not make any payments to Ipsen or recognize any research and development expenses under the Ipsen Agreement.

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

The Company is domiciled in Canada and is primarily subject to taxation in that country. During the three months ended March 31, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in Canada in each period due to its uncertainty of realizing a benefit from those items. During the three months ended March 31, 2022 and 2021, the Company recorded a tax benefit of $0.1 million and less than $0.1 million, respectively, primarily related to discrete share-based compensation items arising during the period.

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the three months ended March 31, 2022 and 2021, the Company excluded Canada from the calculation of the AETR as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses in Canada, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its Canadian deferred tax assets. As a result, as of March 31, 2022 and December 31, 2021, the Company has recorded a full valuation allowance against its net deferred tax assets in Canada.

12.	Net Loss per Share

Net Loss per Share Attributable to Common Shareholders

Basic and diluted net loss per share attributable to common shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(19,909)	$(17,529)

Denominator:
Weighted-average common shares outstanding—basic and diluted	43,170,076	41,784,269
Net loss per share attributable to common shareholders —basic and diluted	$(0.46)	$(0.42)

The Company’s potentially dilutive securities, which include stock options and common share warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Options to purchase common shares	10,112,732	6,846,249
Warrants to purchase common shares	—	651,816
	10,112,732	7,498,065

13.	Leases

In August 2018, the Company entered into an operating lease for office space in Hamilton, Ontario. This lease was amended in September 2020 (“New Lease Commencement Date”) and expires in August 2030 with a termination option upon twelve months written notice any time after the fifth anniversary of the New Lease Commencement Date. If the termination option is not exercised, the Company may exercise a renewal option to extend the term for an additional five-year period through August 2035. As the Company is not reasonably certain to extend the lease beyond the allowable termination date, the lease term was determined to end in August 2026 for the purposes of measuring this lease.

In October 2019, the Company entered into an operating lease for office space in Boston, Massachusetts, which expires February 2026 and has no renewal options. In connection with entering into the original lease agreement, the Company issued a letter of credit of $1.5 million for the benefit of the landlord, which was reduced to $1.2 million during the three months ended March 31, 2022. As of March 31, 2022, $0.2 million and $1.0 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2021, $0.3 million and $1.2 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash.

On March 16, 2021, the Company entered into an amendment to its lease for office space in Boston, Massachusetts to expand the area under lease (“Expansion Premises”) and extend the term of the premises currently under lease (“Original Premises”) to align with the lease end date for the Expansion Premises. The additional rent for the Expansion Premises was determined to be commensurate with the additional right-of-use and is accounted for as a new operating lease that was recognized on the Company’s balance sheet since the Company was able to access the Expansion Premises upon execution of the amendment. The Company has made certain improvements to the Expansion Premises, for which the landlord has provided the Company an allowance of $0.2 million which was recorded as a reduction to operating lease right-of-use assets and operating lease liabilities as of December 31, 2021, and for which reimbursement was received during the three months ended March 31, 2022. The rental payments for the Expansion Space commenced on January 1, 2022. The lease end date for the Original Premises and the Expansion Premises is April 30, 2027, with no option to extend the lease term. The lease modification for the extension of the Original Premises and the recognition of the Expansion Premises resulted in increases to the Company’s right-of-use asset balance, which was obtained in exchange for operating lease liabilities, of $0.9 million and $1.2 million, respectively.

On June 1, 2021, the Company entered into a lease for a manufacturing facility in Hamilton, Ontario.  The Company currently expects the rent for the manufacturing facility, which is under construction, to commence in October 2022, approximately two months after the anticipated delivery date of the premises.  The Company currently expects the lease end date for the manufacturing facility to be in September 2037. The lease has a five-year renewal option, which the Company is not reasonably certain to exercise and therefore was not included in the expected lease term.  Upon execution of the lease in June 2021, the Company paid $2.5 million CAD (equivalent to $2.1 million at the time of payment) which represented an initial direct cost paid prior to the lease commencement date. As of March 31, 2022, the $2.1 million payment was recorded to prepaid rent as a component of other non-current assets. On the lease commencement date, the Company will reclassify the prepayment to the right-of-use asset, thereby increasing its initial value, but it will not be included in the measurement of the lease liability. The lease was not recorded on the condensed consolidated balance sheet as a component of the Company’s right-of-use asset and operating lease liabilities as of March 31, 2022 as the facility is under construction and the lease has not commenced. As of March 31, 2022, the estimate of the undiscounted future minimum lease payments due under the lease is $20.4 million which is not included in the future maturities of operating lease liabilities table below. The Company is currently evaluating the lease classification as an operating lease or finance lease for accounting purposes.

On January 12, 2022, the Company entered into an operating lease for office space in Hamilton, Ontario. This lease was amended and commenced in February 2022 and is set to expire in August 2030. The lease has a five-year renewal option upon twelve months written notice prior to the expiration of the original term, which the Company is not reasonably certain to exercise and therefore was not included in the lease term for the purposes of measuring the lease. As a result, the Company recognized an operating lease liability and operating lease right-of-use asset of $0.3 million at lease commencement.

The components of operating lease cost, which are included within operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):
	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Operating lease cost	$366	$300
Variable lease cost	13	—
Total lease cost	$379	$300

The following table summarizes supplemental information for the Company’s operating leases:

As of March 31,
2022
Weighted-average remaining lease term (in years)	5.1
Weighted average discount rate	5.1%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$361

As of March 31, 2022, the future maturities of operating lease liabilities are as follows (in thousands):

Year Ending December 31,
2022 (nine months)	$1,116
2023	1,523
2024	1,559
2025	1,596
2026	1,528
Thereafter	637
Total lease payments	$7,959
Less: imputed interest	(970)
Total lease liabilities	$6,989

14.	Commitments and Contingencies

Manufacturing Commitments

In January 2019, and as amended in September 2020, the Company entered into an agreement with CPDC, a related party (see Note 15), to manufacture clinical trial materials. As of March 31, 2022, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.4 million over the following twelve months.

In May 2019, the Company entered into an agreement with a third-party contract manufacturing organization to manufacture clinical trial materials. As of March 31, 2022, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.5 million over the following twelve months.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 10).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2022 or December 31, 2021.

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

	Three Months Ended March 31,
	2022	2021
Research and development expenses	$990	$317
General and administrative expenses	14	16
	$1,004	$333

During the three months ended March 31, 2022 and 2021, the Company made payments to CPDC in connection with the services described above of $0.7 million and $0.6 million, respectively. Amounts due to CPDC by the Company in connection with the services described above totaled $0.7 million and $0.5 million as of March 31, 2022 and December 31, 2021 which amounts were included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

In addition to costs incurred in connection with the services described above, the Company also reimbursed CPDC for purchases on the Company’s behalf from parties with which the Company did not have an account. During the three months ended March 31, 2022 and 2021, the Company made payments to CPDC of less than $0.1 million and $0.1 million, respectively, for reimbursement of these pass-through costs.

During the three months ended March 31, 2022, the Company recorded $0.2 million of lab equipment purchased from CPDC which they acquired from third-party vendors on its behalf.
16.	Geographical Information

The Company has operating companies in the United States and Canada. Information about the Company’s long-lived assets, consisting solely of property and equipment, net, by geographic region was as follows (in thousands):

	March 31, 2022	December 31, 2021
United States	$570	$541
Canada	2,828	2,426
	$3,398	$2,967

17.	Subsequent Events

Loan and Security Agreement with Oxford Finance LLC

On April 4, 2022, the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC, as collateral agent and lender (the “Lender”). The Lender has agreed to make available to the Company term loans in an aggregate principal amount of up to $75.0 million under the Loan Agreement. The Company plans to use the proceeds of the term loans for working capital and general corporate purposes. The Loan Agreement provides a term loan commitment of $50.0 million in two potential tranches: (i) a $25.0 million Term A loan facility, with $10.0 million funded on the closing date and the remaining $15.0 million to be funded at the request of the Company on a one-time basis at any time prior to April 4, 2023 and (ii) a $25.0 million Term B loan facility to be funded at the request of the Company, subject to certain conditions being met, no later than June 30, 2023. Both of these term loans have a maturity date of April 1, 2027. The Loan Agreement also provides access to an additional Term C loan facility in the amount of $25.0 million, to be funded at the Lender’s sole discretion.

Borrowings under all three loan facilities bear interest at a floating per annum rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the greater of (x) 1 Month LIBOR Rate and (y) 0.10% plus (b) 7.90%. The Company is permitted to make interest-only payments on any outstanding amount due under the term loans through June 1, 2025, after which time principal will also be repaid based on an amortization schedule.

The Company is obligated to pay a final fee equal to 4.00% of the aggregate amount of the term loans funded, to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The Company has the option to prepay all, but not less than all, of the outstanding principal balance of the term loans under the Loan Agreement. If the Company prepays all or a portion of the term loans prior to the maturity date, it is obligated to pay the Lender a prepayment fee based on a percentage of the outstanding principal balance of the loans, equal to 3% if the payment occurs on or before 12 months after the funding date of the applicable loan, 2% if the prepayment occurs more than 12 months after, but on or before 24 months after, the funding date of the applicable loan, or 1% if the prepayment occurs more than 24 months after, but on or before 36 months after, the funding date of the applicable loan, and no prepayment fee is required thereafter.

The Company’s obligations under the Loan Agreement are collateralized by a first priority security interest in substantially all of its assets.

The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. For purposes of making certain investments and entering into certain licenses, the Company is required to maintain cash on hand equal to 9 months (or, after the Term B loans are funded, 12 months) of cash runway. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law, including, without limitation, termination of its obligations to extend credit to the Company.

In connection with the Loan Agreement and the funding of the Term A loan facility, the Company issued warrants to the Lender (the “Initial Warrants”) to purchase an aggregate of 26,110 shares of the Company’s common stock, equal to 2.00% of the initial $10.0 million funded from the Term A loan facility divided by the exercise price of $7.66. The Company is obligated to issue additional warrants (the “Additional Warrants”) to the Lender in the event the remainder of the Term A loan facility, Term B loan facility and/or the Term C loan facility is funded. The Additional Warrants will also be equal to 2.00% of the term loan funded. The Additional Warrants are exercisable at the option of the holder and the exercise price will be the lesser of (a) the 10-day trailing average of the Company’s common stock price, as determined as of the close of business day immediately prior to the funding date of the respective term loan, and (b) the Company’s common stock price, as determined as of the close of business day immediately prior to the funding date of the respective term loan. Each warrant will terminate ten years from the date of its original issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing in Part I, Item I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed on March 17, 2022 with the U.S. Securities and Exchange Commission, or the SEC.

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

Our lead product candidate, FPI-1434, utilizes our Fast-Clear linker to connect a humanized monoclonal antibody that targets the insulin-like growth factor 1 receptor, or IGF-1R, with actinium-225, or 225Ac. IGF-1R is a well-established tumor target that is found on numerous types of cancer cells, but historical attempts to suppress tumors by inhibiting the IGF-1R signaling pathway have been unsuccessful in the clinic. For FPI-1434, we have designed the product candidate to rely on the IGF-1R antibody only as a way to identify and deliver our alpha emitting payload to the tumor, and the mechanism of action does not depend on blocking the IGF-1R signaling pathway to kill the tumor. We are currently evaluating FPI-1434 as a monotherapy in the dose escalation portion of a Phase 1 clinical trial in patients with IGF-1R positive solid tumors to assess its safety, tolerability and pharmacokinetics as well as to identify the recommended Phase 2 dose. As part of the screening process, patients are administered the imaging analogue of FPI-1434, which utilizes the same linker and targeting molecule, but replaces 225Ac with the radioactive isotope indium-111, or 111In, and only those patients who meet predefined tumor uptake and dosimetry, and show organ radiation exposure within the limits of established standards for normal organ radiation tolerability, are advanced into the trial. In our ongoing Phase 1 trial, we are exploring various dosing levels of FPI-1434 in two dosing regimens: one with FPI-1434 alone, and another in which a small dose of cold antibody (naked IGF-1R antibody without the isotope) is administered prior to the imaging analogue and prior to each dose of FPI-1434.  We are exploring the impact of administering the cold IGF-1R antibody prior to the imaging analogue and prior to each dose of FPI-1434 on the biodistribution, safety and tumor uptake. We refer to this dosing regimen as the “cold/hot” dosing regimen; we refer to the dosing regimen of FPI-1434 without pre-administration of the cold antibody as the “hot only” dosing regimen. The introduction of the cold/hot dosing regimen resulted, in part, from a cold antibody sub-study (CASS) that was performed as part of the Phase 1 study, whereby a small amount of cold IGF-1R antibody was administered prior to administration of the imaging analogue only. We anticipate reporting Phase 1 safety, pharmacokinetics, and imaging data, including any evidence of anti-tumor activity, and details on the dosing regimen in the second half of 2022.

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

We submitted investigational new drug applications, or INDs, to the U.S. Food and Drug Administration, or FDA, for FPI-1966 and FPI-1967, the imaging analogue, for the treatment of head and neck and bladder cancers expressing fibroblast growth factor receptor 3, or FGFR3, in the second quarter of 2021 and announced FDA clearance of the INDs in July 2021. The Phase 1, non-randomized, open-label clinical trial of FPI-1966 in patients with solid tumors expressing FGFR3, intended to investigate safety, tolerability and pharmacokinetics and to establish the recommended Phase 2 dose, has been initiated with the first study site open to patient recruitment. We expect to dose the first patient in the second quarter of 2022 and expect preliminary pharmacokinetic, imaging and safety data from the first patient cohort in the second quarter of 2023.

In November 2020, we announced a strategic collaboration agreement with AstraZeneca UK Limited, or AstraZeneca, to jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer. The collaboration leverages Fusion’s TAT platform and expertise in radiopharmaceuticals with AstraZeneca’s leading portfolio of antibodies and cancer therapeutics, including DDRis. Under the terms of the collaboration agreement, we and AstraZeneca will jointly discover, develop and commercialize up to three novel TATs, which will utilize Fusion’s Fast-Clear linker technology platform with antibodies in AstraZeneca’s oncology portfolio. In January 2022, we announced the nomination of the first TAT candidate under the strategic collaboration agreement, a bispecific antibody owned by AstraZeneca radiolabeled with 225Ac utilizing our Fast-Clear linker technology, which we refer to as FPI-2068. In addition, we and AstraZeneca will exclusively explore up to five combination strategies between our TATs and AstraZeneca therapeutics, for the treatment of various cancers. Each party will retain full rights to their respective assets.

In April 2021, we entered into an asset purchase agreement with Ipsen Pharma SAS, or Ipsen, to acquire Ipsen's intellectual property and assets related to IPN-1087. IPN-1087 is a small molecule targeting neurotensin receptor 1, or NTSR1, a protein expressed on multiple solid tumor types. IPN-1087 was previously studied as a beta-emitting radiopharmaceutical and showed promising human imaging and early clinical safety data. Using our TAT platform, we combined IPN-1087 with 225Ac to create an alpha-emitting radiopharmaceutical, FPI-2059, targeting solid tumors expressing NTSR1, including neuroendocrine differentiated prostate cancer. We expect to submit an IND for FPI-2059 in the second quarter of 2022.

In January 2022, we entered into two separate strategic research collaborations to discover novel, peptide-based radiopharmaceuticals for the treatment of various solid tumors. Under the agreements, Fusion has global rights to develop and commercialize any peptides discovered under either collaboration.

Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. On June 30, 2020, we completed our initial public offering, or IPO, of our common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs.  Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). Through March 31, 2022, we had received net proceeds of $365.8 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). On July 2, 2021, we entered into an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC to issue and sell up to $100.0 million of our common shares, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as our agent. As of March 31, 2022, we had received net proceeds of $1.6 million from sales of common shares under the Sales Agreement. In April 2022, we received net proceeds of $9.8 million from our loan and security agreement with Oxford Finance LLC.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $19.9 million and $17.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $214.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•

continue our research and development efforts and submit biologics license applications, or BLAs, for our lead product candidate and submit INDs and BLAs and new drug applications, or NDAs, for our other biologic and drug product candidates;

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

As of March 31, 2022, we had cash, cash equivalents and investments of $206.7 million. We believe that our existing cash, cash equivalents and investments, together with the proceeds available under the first tranche of the loan and security agreement with Oxford Finance LLC executed in April 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024.

Impact of the COVID-19 Pandemic

We are closely monitoring how the spread of COVID-19, including new variants thereof, is affecting our employees, business, preclinical studies and clinical trials. In response to the COVID-19 pandemic, most of our employees transitioned to working remotely and continue to do so and travel between the United States and Canada remains limited. Despite efforts to mitigate the impacts of the COVID-19 pandemic, including the addition of new trial sites, we have seen patient enrollment rates decline primarily as a result of resourcing and reduced staffing issues at the trial sites. Longer timelines to enroll patients have persisted and therefore we shifted our expectation with respect to timing for FPI-1434 Phase 1 multiple-dose safety and imaging data to the second half of 2022 as well as our expectation for the timing for the dosing of the first patient in our FPI-1966 Phase 1 clinical trial to the second quarter of 2022. The COVID-19 pandemic is also affecting the operations of third parties upon whom we rely. We are unable to predict how the COVID-19 pandemic may affect our ability to successfully progress our Phase 1 clinical trials of FPI-1434, FPI-1966 or any other clinical programs in the future. Moreover, there remains uncertainty relating to the trajectory of the pandemic, hospital staffing and resource issues, and whether they may cause further delays in study site initiation and patient study recruitment. The impact of related responses and disruptions caused by the COVID-19 pandemic may result in further difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The continued impact of COVID-19 on results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease or variants thereof, the duration of the pandemic, vaccination rates, travel restrictions and social distancing in the United States, Canada and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States, Canada and other countries to contain and treat the disease.

Components of Results of Operations

Revenue from Product Sales

To date, we do not have any approved product candidates and as such, have not generated any revenue from product sales, and we do not expect to generate any revenue from the sale of products for the foreseeable future. If our development efforts for our current or future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. We cannot predict if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

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

During the three months ended March 31, 2022, we recognized $0.6 million in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2021, we did not recognize any collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss.

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

In connection with the AstraZeneca Agreement, we and AstraZeneca are both active participants in the research and development activities of the collaboration and we are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement with respect to the novel TATs program, or the Novel TATs Collaboration. As this arrangement falls within the scope of ASC 808, Collaborative Arrangements, or ASC 808, all payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense.  For the three months ended March 31, 2022 and 2021, we incurred $0.7 million and $0.1 million, respectively, in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $0.3 million and $0.1 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs.

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

Income Taxes

We are domiciled in Canada and are primarily subject to taxation in that country. Since our inception, we have recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year by our operations in Canada due to our uncertainty of realizing a benefit from those items. As of December 31, 2021, we had $102.6 million of Canadian net operating loss carryforwards that begin to expire in 2035. In addition, as of December 31, 2021, we had $3.8 million of Canadian tax credit carryforwards that begin to expire in 2037 as well as Canadian capitalized research and development expenditures of $19.9 million that can be carried forward indefinitely. We have recorded a full valuation allowance against our Canadian net deferred tax assets as of December 31, 2021.

In prior periods, we have recorded an insignificant amount of income tax provision or benefit for our operating company in Canada and our operating company in the U.S., which typically generates a profit for tax purposes.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Collaboration revenue	$585	$—	$585
Operating expenses:
Research and development	12,661	10,716	1,945
General and administrative	8,449	6,964	1,485
Total operating expenses	21,110	17,680	3,430
Loss from operations	(20,525)	(17,680)	(2,845)
Other income (expense):
Interest income, net	83	96	(13)
Other income, net	478	48	430
Total other income (expense), net	561	144	417
Loss before benefit for income taxes	(19,964)	(17,536)	(2,428)
Income tax benefit	55	7	48
Net loss	$(19,909)	$(17,529)	$(2,380)

Collaboration Revenue

Collaboration revenue was $0.6 million for the three months ended March 31, 2022 for services provided under the AstraZeneca Agreement. We did not recognize any collaboration revenue for the three months ended March 31, 2021.

Research and Development Expenses

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$3,406	$2,533	$873
FPI-1966	1,001	—	1,001
Platform development and unallocated research and development expenses:
TAT platform	2,659	5,419	(2,760)
Personnel related (including share-based compensation)	5,000	2,477	2,523
Other	595	287	308
Total research and development expenses	$12,661	$10,716	$1,945

Research and development expenses were $12.7 million for the three months ended March 31, 2022, compared to $10.7 million for the three months ended March 31, 2021. The increase of $1.9 million due to an increase of $1.9 million in direct costs related to our FPI-1434 and FPI-1966 product candidates. The increase in FPI-1434 of $0.9 million is due to the continued expenditures related to our Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R as well as preclinical research and manufacturing costs. Direct costs of $1.0 million for the three months ended March 31, 2022 for our FPI-1966 are related to the initiation of a Phase 1 clinical trial of FPI-1966 with the first study site open to patient recruitment, as well as preclinical research and manufacturing costs.

Platform development and unallocated research and development expenses were $8.3 million for the three months ended March 31, 2022, compared to $8.2 million for the three months ended March 31, 2021. The increase of $0.1 million was due to an increase of $2.5 million in personnel-related costs and an increase of $0.3 million in other costs, offset by a decrease of $2.8 million in costs related to our TAT platform. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for managing our Phase 1 clinical trials of FPI-1434 and FPI-1966 and for conducting preclinical research. Personnel-related costs for the three months ended March 31, 2022 and 2021 included share-based compensation of $0.9 million and $0.6 million, respectively. The increase in other costs was primarily due to an increase in depreciation expense and facilities-related costs. The decrease in TAT platform costs was primarily due to a payment of $3.5 million to Rainier Therapeutics, Inc. under the asset acquisition agreement, as amended, which was paid and recorded as research and development expense during the three months ended March 31, 2021, offset by an increase in external costs for preclinical studies and activities associated with our advancement of our TAT platform.

General and Administrative Expenses

General and administrative expenses were $8.4 million for the three months ended March 31, 2022, compared to $7.0 million for the three months ended March 31, 2021. The increase of $1.5 million was primarily due to a $1.3 million increase in personnel-related costs and a $0.5 million increase in corporate and other costs, partially offset by a decrease of $0.3 million in professional fees. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our general and administrative functions, including in finance, legal, human resources and business development. Personnel-related costs for the three months ended March 31, 2022 and 2021 included share-based compensation of $1.7 million and $1.1 million, respectively.

Other Income (Expense)

Interest Income, Net. Interest income, net for the three months ended March 31, 2022 and 2021 was $0.1 million for each of the periods.

Other Income, Net. Other income, net for the three months ended March 31, 2022 and 2021 was $0.5 million and less than $0.1 million, respectively. The net increase of $0.4 million was primarily related to a net increase in realized and unrealized foreign exchange gains.

Income Tax Benefit

The income tax benefit was $0.1 million and less than $0.1 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021, our tax benefits were primarily related to discrete share-based compensation items arising during the period.

Liquidity and Capital Resources

Since our inception in 2014, we have not generated any revenue from product sales, and have incurred significant operating losses and negative cash flows from our operations. On June 30, 2020, we completed our IPO of our common shares and issued and sold 12,500,000 shares of our common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs.  Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). From our inception through March 31, 2022, we had received net proceeds of $365.8 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). On July 2, 2021, we entered into the Sales Agreement with Jefferies LLC to issue and sell our common shares up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as our agent and/or principal, or the ATM Facility. The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. We have no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of March 31, 2022, we had received net proceeds of $1.6 million from sales of common shares under the Sales Agreement. In April 2022, we received net proceeds of $9.8 million from our loan and security agreement with Oxford Finance LLC.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(14,971)	$(20,596)
Net cash provided by (used in) investing activities	19,131	(28,998)
Net cash provided by financing activities	1,709	130
Effect of exchange rate fluctuations on cash and cash equivalents held	—	17
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,869	$(49,447)

Operating Activities

During the three months ended March 31, 2022, operating activities used $15.0 million of cash, resulting from our net loss of $19.9 million, partially offset by non-cash charges of $3.0 million and net cash provided by changes in our operating assets and liabilities of $1.9 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2022 primarily consisted of a $2.7 million decrease in prepaid expenses and other current assets and a $0.4 million increase in accrued expenses, partially offset by a $0.6 million decrease in accounts payable, a $0.4 million decrease in deferred revenue and a $0.3 million decrease in operating lease liabilities.

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

Investing Activities

During the three months ended March 31, 2022, net cash provided by investing activities was $19.1 million, consisting of maturities of investments of $37.1 million, offset by purchases of investments of $17.3 million and purchases of property and equipment of $0.6 million.

During the three months ended March 31, 2021, net cash used in investing activities was $29.0 million, consisting of purchases of investments of $66.1 million and purchases of property and equipment of $0.6 million, offset by maturities of investments of $37.7 million.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $1.7 million, consisting of $1.6 million in proceeds from the issuance of common shares from our ATM Facility, net of issuance costs, and $0.1 million in proceeds from the issuance of common shares upon exercise of stock options.

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

On July 2, 2021, we entered into the Sales Agreement to issue and sell our common shares up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program. As of March 31, 2022, we had received net proceeds of $1.6 million from sales of common shares under the Sales Agreement.

In April 2022, we received net proceeds of $9.8 million from our loan and security agreement with Oxford Finance LLC.

We believe that our existing cash, cash equivalents and investments as of March 31, 2022, together with the proceeds available under the first tranche of the loan and security agreement with Oxford Finance LLC executed in April 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

During the three months ended March 31, 2022, we recognized $0.6 million in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2021, we did not recognize any collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2022 and December 31, 2021, we had an aggregate cash, cash equivalents, restricted cash and investments balance of $208.2 million and $222.7 million, respectively, which consisted of cash, money market funds, U.S. and Canadian government agency debt securities, corporate bonds, municipal bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority our investments are short-term in nature. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree, by the effect of a change in market interest rates on our investment portfolio.

As of March 31, 2022 and December 31, 2021, we had no debt outstanding and are therefore not subject to interest rate risk related to debt.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. The functional currency of our operating company in Canada and operating company in the U.S. is also the U.S. dollar. As a result, we record no cumulative translation adjustments related to translation of unrealized foreign exchange gains or losses.

For the remeasurement of local currency to the U.S. dollar functional currency of the Canadian entity, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, and income items and expenses are translated into U.S. dollars at the average exchange rate in effect during the period. Resulting transaction gains (losses) are included in other income (expense), net in the consolidated statements of operations and comprehensive loss, as incurred. During the three months ended March 31, 2022 and 2021, recognized transaction gains and losses were insignificant.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. Careful consideration should be given to these risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common shares involves a high degree of risk. If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

Fusion Pharmaceuticals Inc.

Date: May 10, 2022	By:	/s/ John Valliant
John Valliant
Chief Executive Officer

Date: May 10, 2022	By:	/s/ John Crowley
John Crowley
Chief Financial Officer