Form 10-Q
period 2022-06-30
Fusion Pharmaceuticals Inc.
filed 2022-08-09
CIK 1805890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 43,390,532 common shares, with no par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$61,524	$52,898
Accounts receivable	177	357
Short-term investments	136,899	147,897
Prepaid expenses and other current assets	8,046	9,941
Restricted cash	429	669
Total current assets	207,075	211,762
Property and equipment, net	3,506	2,967
Deferred tax assets	2,237	1,645
Restricted cash	1,018	1,222
Long-term investments	—	19,987
Operating lease right-of-use assets	6,259	6,486
Other non-current assets	8,040	8,202
Total assets	$228,135	$252,271
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,551	$2,195
Accrued expenses	7,881	7,563
Deferred revenue	707	1,538
Operating lease liabilities	1,437	1,215
Total current liabilities	11,576	12,511
Long-term debt, net of discount	9,629	—
Income taxes payable, net of current portion	297	297
Deferred revenue, net of current portion	2,500	2,500
Operating lease liabilities, net of current portion	5,226	5,507
Total liabilities	29,228	20,815
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares, no par value, unlimited shares authorized as of June 30, 2022 and December 31, 2021; 43,384,510 and 43,073,727 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	433,199	425,821
Accumulated other comprehensive (loss) income	(1,060)	(115)
Accumulated deficit	(233,232)	(194,250)
Total shareholders’ equity	198,907	231,456
Total liabilities and shareholders’ equity	$228,135	$252,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$570	$521	$1,155	$521
Operating expenses:
Research and development	12,076	21,146	24,737	31,862
General and administrative	7,781	6,642	16,230	13,606
Total operating expenses	19,857	27,788	40,967	45,468
Loss from operations	(19,287)	(27,267)	(39,812)	(44,947)
Other (expense) income:
Interest (expense) income, net	(53)	97	30	193
Other (expense) income, net	(414)	331	64	379
Total other (expense) income, net	(467)	428	94	572
Loss before benefit (provision) for income taxes	(19,754)	(26,839)	(39,718)	(44,375)
Income tax benefit (provision)	681	(14)	736	(7)
Net loss	$(19,073)	$(26,853)	$(38,982)	$(44,382)
Unrealized (loss) gain on investments	(482)	54	(945)	293
Comprehensive loss	$(19,555)	$(26,799)	$(39,927)	$(44,089)

Net loss per share—basic and diluted	$(0.44)	$(0.63)	$(0.90)	$(1.05)

Weighted-average common shares outstanding—basic and diluted	43,357,240	42,501,321	43,264,175	42,145,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balances at December 31, 2021	43,073,727	$—	$425,821	$(194,250)	$(115)	$231,456
Issuance of common shares from at-the-market offering, net of issuance costs	222,726	—	1,627	—	—	1,627
Issuance of common shares upon exercise of stock options	34,685	—	82	—	—	82
Share-based compensation expense	—	—	2,633	—	—	2,633
Unrealized loss on investments	—	—	—	—	(463)	(463)
Net loss	—	—	—	(19,909)	—	(19,909)
Balances at March 31, 2022	43,331,138	$—	$430,163	$(214,159)	$(578)	$215,426
Issuance of common share warrants	—	—	147	—	—	147
Issuance of common shares from at-the-market offering, net of issuance costs	10,000	—	74	—	—	74
Issuance of common shares upon exercise of stock options	43,372	—	79	—	—	79
Share-based compensation expense	—	—	2,736	—	—	2,736
Unrealized loss on investments	—	—	—	—	(482)	(482)
Net loss	—	—	—	(19,073)	—	(19,073)
Balances at June 30, 2022	43,384,510	$—	$433,199	$(233,232)	$(1,060)	$198,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – CONTINUED

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balances at December 31, 2020	41,725,797	$—	$407,672	$(113,203)	$44	$294,513
Issuance of common shares upon exercise of stock options	119,384	—	130	—	—	130
Share-based compensation expense	—	—	1,718	—	—	1,718
Unrealized gain on investments	—	—	—	—	239	239
Net loss	—	—	—	(17,529)	—	(17,529)
Balances at March 31, 2021	41,845,181	$—	$409,520	$(130,732)	$283	$279,071
Issuance of common shares pursuant to asset purchase agreements	600,000	—	8,924	—	—	8,924
Issuance of common shares upon exercise of stock options	175,918	—	210	—	—	210
Share-based compensation expense	—	—	2,145	—	—	2,145
Unrealized gain on investments	—	—	—	—	54	54
Net loss	—	—	—	(26,853)	—	(26,853)
Balances at June 30, 2021	42,621,099	$—	$420,799	$(157,585)	$337	$263,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(38,982)	$(44,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	5,369	3,863
Depreciation and amortization expense	419	265
Non-cash lease expense	565	516
Non-cash interest expense	38	—
Amortization of premiums (accretion of discounts) on investments, net	277	924
Deferred tax benefit	(593)	(413)
Common shares issued to acquire in-process research & development	—	8,924
Other	1	36
Changes in operating assets and liabilities:
Accounts receivable	180	(121)
Prepaid expenses and other current assets	1,895	(374)
Operating lease right-of-use assets	182	—
Other non-current assets	66	(1,509)
Accounts payable	(637)	(2,687)
Accrued expenses	324	673
Deferred revenue	(831)	(400)
Income taxes payable	—	(2,800)
Operating lease liabilities	(560)	(418)
Net cash used in operating activities	(32,287)	(37,903)
Cash flows from investing activities:
Purchases of investments	(49,551)	(132,137)
Maturities of investments	79,293	107,591
Purchases of property and equipment	(970)	(793)
Net cash provided by (used in) investing activities	28,772	(25,339)
Cash flows from financing activities:
Proceeds from issuance of debt	9,835	—
Proceeds from issuance of common shares from at-the-market offering, net of issuance costs	1,701	—
Proceeds from issuance of common shares upon exercise of stock options	161	340
Net cash provided by financing activities	11,697	340
Net increase (decrease) in cash, cash equivalents and restricted cash	8,182	(62,902)
Cash, cash equivalents and restricted cash at beginning of period	54,789	92,408
Cash, cash equivalents and restricted cash at end of period	$62,971	$29,506
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$276	$3,494
Cash paid for interest	$213	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$339	$1,166
Increase in right-of-use assets and operating lease liabilities from operating lease modifications	$—	$911
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$166	$199
Issuance of common share warrants under debt facility	$147	$—
Deferred issuance costs included in accounts payable and accrued expenses	$—	$160

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of its convertible preferred shares, including borrowings under a convertible promissory note, which converted into convertible preferred shares, proceeds from sales of its former Irish subsidiary’s preferred exchangeable shares, proceeds from its initial public offering completed in June 2020, proceeds from its “at-the-market” equity offering program (see Note 9), and proceeds from its loan and security agreement with Oxford Finance LLC executed in April 2022 (see Note 8). The Company has incurred recurring losses since its inception, including net losses of $19.1 million and $39.0 million for the three and six months ended June 30, 2022, respectively, and net losses of $26.9 million and $44.4 million three and six months ended June 30, 2021, respectively. In addition, as of June 30, 2022, the Company had an accumulated deficit of $233.2 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations.

Impact of the COVID-19 Pandemic

The worldwide COVID-19 pandemic has caused many governments to implement measures to slow the spread of the virus through quarantines, travel restrictions, heightened border security and other measures. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society, which has resulted, and will likely continue to result, in significant disruptions to the global economy as well as businesses and capital markets around the world. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain.

In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company has taken certain precautionary measures. The impact of the virus and variants thereof may negatively impact productivity, disrupt the Company’s business, and delay its preclinical research and clinical trial activities and its development program timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course. Specifically, the Company has experienced material delays in patient recruitment and enrollment in its ongoing Phase 1 clinical trial of FPI-1434 and FPI-1966 as a result of continued resourcing issues related to COVID-19 at trial sites and potentially due to concerns among patients about participating in clinical trials during a public health emergency. The Company may not be able to enroll additional patient cohorts on its planned timeline due to disruptions at its clinical trial sites and is unable to predict how the COVID-19 pandemic may affect its ability to successfully progress its clinical programs in the future.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statement of operations and comprehensive loss, and the condensed consolidated statement of shareholders’ equity for the three and six months ended June 30, 2022 and 2021, and the condensed consolidated statement of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and the results of its operations for three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

During the three and six months ended June 30, 2022, the Company recorded $0.6 million and $0.3 million, respectively, of foreign currency losses in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2021, the Company recorded $0.3 million and $0.2 million, respectively, of foreign currency gains in the condensed consolidated statements of operations and comprehensive loss.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of standard checking accounts, money market accounts, and all highly liquid investments with an original maturity of three months or less at the date of purchase.

As of June 30, 2022 and December 31, 2021, the Company was required to maintain separate cash balances of $0.2 million and $0.3 million, respectively, to collateralize corporate credit cards with a bank, which was classified as restricted cash, current, on its condensed consolidated balance sheets. The Company also maintained a $0.1 million guaranteed investment certificate to fulfill certain contractual obligations which was classified as restricted cash, current, as of June 30, 2022 and December 31, 2021.

In connection with the Company’s lease agreement entered into in October 2019 (see Note 14), the Company maintained a letter of credit of $1.5 million for the benefit of the landlord, which was reduced to $1.2 million during the six months ended June 30, 2022. As of June 30, 2022, $0.2 million and $1.0 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2021, $0.3 million and $1.2 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash.

As of June 30, 2022 and December 31, 2021, the cash, cash equivalents and restricted cash of $63.0 million and $54.8 million, respectively, presented in the condensed consolidated statements of cash flows included cash and cash equivalents of $61.5 million and $52.9 million, respectively, and restricted cash of $1.4 million and $1.9 million, respectively.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering in shareholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. The Company recorded $0.3 million of deferred offering costs as of June 30, 2022 and December 31, 2021 in other non-current assets.

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

For the three and six months ended June 30, 2022, the Company recorded $0.6 million and $1.2 million, respectively, of revenue under collaboration agreements. For the three and six months ended June 30, 2021, the Company recorded $0.5 million of revenue under collaboration agreements. Please refer to Note 3, “Collaboration Agreement” for additional details regarding revenue recognition under the AstraZeneca Agreement.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the three and six months ended June 30, 2022 and 2021, unrealized gains and losses on investments are included in other comprehensive income (loss) as a component of shareholders’ equity until realized.

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

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU 2020-04, and ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, or ASU 2021-01, respectively, which provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company’s debt agreement that utilizes LIBOR has conventional LIBOR replacement language. Since the debt agreement has not discontinued the use of LIBOR, the provisions of this ASU are not yet effective for the Company. To the extent the interest rate changes to the rate specified in the debt agreement, the Company expects to utilize the relief provided by this ASU. The Company evaluated the effects of adopting the provisions of ASU 2020-04 and ASU 2021-01 and does not expect a material impact on the Company’s consolidated financial statements.
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

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense.  For the three and six months ended June 30, 2022, the Company incurred $2.6 million and $3.3 million, respectively, in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $1.2 million and $1.6 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs.  For the three and six months ended June 30, 2021, the Company incurred $0.2 million and $0.3 million, respectively, in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $0.1 million and $0.2 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs.  As of June 30, 2022 and December 31, 2021, the Company recorded $1.2 million and $1.4 million, respectively, due from AstraZeneca for reimbursement of shared costs in prepaid expenses and other current assets.

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

The following table presents changes in the Company’s accounts receivable and contract liabilities for the six months ended June 30, 2022 (in thousands):

	Balance as of			Balance as of
	December 31, 2021	Additions	Deductions	June 30, 2022
Accounts receivable	$357	$324	$(504)	$177
Contract liabilities:
Deferred revenue	$4,038	$—	$(831)	$3,207

During the three and six months ended June 30, 2022 and 2021, the Company recognized the following revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$393	$400	$831	$400

The current portion of deferred revenue and deferred revenue, net of current portion, are $0.7 million and $2.5 million as of June 30, 2022, respectively, which reflects the Company’s estimate of the revenue it expects to recognize within the next 12 months and beyond 12 months, respectively.  The Company expects to recognize the revenue associated with the AstraZeneca Agreement in subsequent periods through the year ending December 31, 2026.
4.	Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements as of June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$18,315	$—	$—	$18,315
Commercial paper	—	2,995	—	2,995
Canadian Government agency debt securities	—	6,744	—	6,744
U.S. Government agency debt securities	—	12,964	—	12,964
Investments:
Commercial paper	—	19,078	—	19,078
Corporate bonds	—	11,061	—	11,061
Municipal bonds	—	9,190	—	9,190
Canadian Government agency debt securities	—	15,079	—	15,079
U.S. Government agency debt securities	—	82,491	—	82,491
	$18,315	$159,602	$—	$177,917

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$11,490	$—	$—	$11,490
Investments:
Commercial paper	—	19,041	—	19,041
Corporate bonds	—	21,941	—	21,941
Municipal bonds	—	14,866	—	14,866
Canadian Government agency debt securities	—	3,320	—	3,320
U.S. Government agency debt securities	—	108,716	—	108,716
	$11,490	$167,884	$—	$179,374

During the six months ended June 30, 2022 and the year ended December 31, 2021, there were no transfers between Level 1, Level 2 and Level 3.

5.	Investments

Investments consisted of the following (in thousands):

	June 30, 2022
	Amortized Cost	Fair Value
Due within one year or less	$137,971	$136,899
Due after one year through three years	—	—
	$137,971	$136,899

	December 31, 2021
	Amortized Cost	Fair Value
Due within one year or less	$147,945	$147,897
Due after one year through three years	20,054	19,987
	$167,999	$167,884

As of June 30, 2022, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$19,110	$—	$(32)	$19,078	$19,078	$—
Corporate bonds	11,112	—	(51)	11,061	11,061	—
Municipal bonds	9,248	—	(58)	9,190	9,190	—
Canadian Government agency debt securities	15,408	—	(329)	15,079	15,079	—
U.S. Government agency debt securities	83,093	6	(608)	82,491	82,491	—
	$137,971	$6	$(1,078)	$136,899	$136,899	$—

As of December 31, 2021, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$19,041	$1	$(1)	$19,041	$19,041	$—
Corporate bonds	21,929	32	(20)	21,941	17,444	4,497
Municipal bonds	14,878	—	(12)	14,866	14,866	—
Canadian Government agency debt securities	3,287	33	—	3,320	3,320	—
U.S. Government agency debt securities	108,864	—	(148)	108,716	93,226	15,490
	$167,999	$66	$(181)	$167,884	$147,897	$19,987

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid external research and development expenses	$4,678	$5,030
Prepaid insurance	—	2,144
Prepaid software subscriptions	403	302
Income tax receivable	727	308
Interest receivable	251	350
Other receivable due from AstraZeneca	1,229	1,396
Canadian harmonized sales tax receivable	218	178
Other	540	233
	$8,046	$9,941

7.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued employee compensation and benefits	$2,690	$3,301
Accrued external research and development expenses	4,055	3,635
Accrued professional and consulting fees	998	627
Other	138	—
	$7,881	$7,563

8.	Debt

Long-term debt, net of discount, consisted of the following (in thousands):

June 30,
2022
Principal amount of long‑term debt	$10,000
Less: Current portion of long‑term debt	—
Long‑term debt, net of current portion	10,000
Accretion of Final Fee	19
Debt discount	(390)
Long‑term debt, net of discount	$9,629

Loan Agreement

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

The Company is obligated to pay a fee equal to 4.00% of the aggregate amount of the term loans funded (the “Final Fee”), to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The Company accretes the Final Fee that will be due at final repayment to outstanding debt by charges to interest expense over the term of the loans using the effective-interest method.

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

The Loan Agreement contains financial covenants that require the Company to maintain certain minimum cash balances generally equal to 55% of the outstanding principal or 110% of the outstanding principal in cases where the cash balances are not maintained in accounts pledged as collateral for the benefit of the Lender. The Company was in compliance with all such covenants as of June 30, 2022. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable. The Company’s obligations under the Loan Agreement are collateralized by a first priority security interest in substantially all of its assets.

As of June 30, 2022, the estimated future principal payments due were as follows (in thousands):

Year Ending December 31,
2022 (six months)	$—
2023	—
2024	—
2025	3,044
2026	5,217
Thereafter	1,739
$10,000

In connection with the Loan Agreement and the funding of the Term A loan facility, the Company issued warrants to the Lender (the “Initial Warrants”) (see Note 9) to purchase an aggregate of 26,110 shares of the Company’s common stock, equal to 2.00% of the initial $10.0 million funded from the Term A loan facility divided by the exercise price of $7.66. The Company is obligated to issue additional warrants (the “Additional Warrants”) to the Lender in the event the remainder of the Term A loan facility, Term B loan facility and/or the Term C loan facility is funded. The Additional Warrants will also be equal to 2.00% of the term loan funded. Each warrant will terminate ten years from the date of its original issuance.

The Company accounted for the Initial Warrants as equity instruments since they were indexed to the Company’s common stock and met the criteria for equity classification. The relative fair value of the Initial Warrants related to the Term A loan facility was $0.1 million and was recorded as a debt discount. This amount is being amortized to interest expense over the term of the loan using the effective-interest method. The Company estimated the fair value of the Initial Warrants using the Black-Scholes option-pricing model.
9.	Equity

Common Shares

On July 2, 2021, the Company entered into an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC to issue and sell shares of the Company’s common shares of up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as the Company’s agent and/or principal, or the ATM Facility. The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. The Company has no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of June 30, 2022, the Company has sold 232,726 common shares for net proceeds of $1.7 million under the Sales Agreement.

As of June 30, 2022, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue unlimited common shares, each with no par value per share.

Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through June 30, 2022, no cash dividends had been declared or paid by the Company.

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

In April 2022, in connection with the Loan Agreement with Oxford Finance LLC (see Note 8) and the funding of the Term A loan facility, the Company issued warrants to the Lender to purchase an aggregate of 26,110 common shares of the Company, equal to 2.00% of the initial $10.0 million funded from the Term A loan facility divided by the exercise price of $7.66. The Company is obligated to issue additional warrants to the Lender in the event the remainder of the Term A loan facility, Term B loan facility and/or the Term C loan facility is funded. As of June 30, 2022, there were 26,110 common share warrants outstanding.

10.	Share-based Compensation

2020 Stock Option and Incentive Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on June 24, 2020. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 4,273,350, which is cumulatively increased each January 1 by 4% of the number of the Company’s common shares outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee of the board of directors. The common shares underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares, expire or are otherwise terminated (other than by exercise) under the 2020 Plan and the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) will be added back to the common shares available for issuance under the 2020 Plan. The total number of common shares reserved for issuance under the 2020 Plan was 7,897,030 shares as of June 30, 2022.

As of June 30, 2022, 2,283,432 shares, remained available for future grant under the 2020 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2017 Equity Incentive Plan

The 2017 Plan provides for the Company to grant incentive stock options or nonqualified stock options, restricted share awards and restricted share units to employees, officers, directors and non-employee consultants of the Company.

As of June 30, 2022 and December 31, 2021, no shares remained available for future grant under the 2017 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2020 Employee Share Purchase Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Employee Share Purchase Plan (the “ESPP”), which became effective on June 24, 2020. A total of 450,169 common shares were reserved for issuance under this plan. In addition, the number of common shares that may be issued under the ESPP is automatically increased each January 1 by the lesser of (i) 900,338 common shares, (ii) 1% of the number of the Company’s common shares outstanding on the immediately preceding December 31 and (iii) such lesser number of shares as determined by the Company’s compensation committee of the board of directors. As of June 30, 2022, 15,596 shares were issued under the ESPP. The total number of common shares reserved for issuance under the ESPP was 1,298,164 shares as of June 30, 2022.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	3.27%	1.00%	1.79%	0.77%
Expected term (in years)	5.8	5.8	5.7	6.1
Expected volatility	67.8%	67.0%	62.4%	66.8%
Expected dividend yield	0%	0%	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	8,045,706	$7.84	8.2	$6,597
Granted	2,674,150	7.23
Exercised	(78,057)	2.06
Forfeited/cancelled	(717,051)	7.82
Outstanding as of June 30, 2022	9,924,748	$7.72	8.1	$1,838
Vested and expected to vest as of June 30, 2022	9,788,148	$7.67	8.1	$1,838
Options exercisable as of June 30, 2022	4,241,464	$6.16	6.9	$1,784

Included in the table above are 1,130,400 options outstanding as of June 30, 2022 that were granted outside of either the 2020 Plan or the 2017 Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those options that had exercise prices lower than the fair value of the Company’s common shares. The intrinsic value for stock options exercised during the six months ended June 30, 2022 and 2021 was $0.3 million and $2.5 million, respectively. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2022 and 2021 was $4.33 and $6.60 per share, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity since December 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested as of December 31, 2021	—	$—
Granted	100,400	5.91
Vested	—	—
Forfeited	(26,700)	5.91
Unvested as of June 30, 2022	73,700	$5.91

Share-based Compensation

Share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$933	$612	$1,818	$1,185
General and administrative expenses	1,803	1,533	3,551	2,678
	$2,736	$2,145	$5,369	$3,863

As of June 30, 2022, total unrecognized share-based compensation expense related to unvested stock options was $27.4 million, which is expected to be recognized over a weighted-average period of 2.7 years. Additionally, as of June 30, 2022, the Company has unrecognized share-based compensation expense of $1.0 million related to unvested stock options with performance-based vesting conditions for which performance has not been deemed probable.

As of June 30, 2022, total unrecognized share-based compensation expense related to unvested restricted stock units was $0.4 million, which is expected to be recognized over a weighted-average period of 2.8 years.

11.	License Agreements and Asset Acquisitions

License Agreement with the Centre for Probe Development and Commercialization Inc.

In November 2015, the Company entered into a license agreement with the Centre for Probe Development and Commercialization Inc. (“CPDC”), a related party (see Note 16) (the “CPDC Agreement”). Under the agreement, the Company was granted an exclusive, sublicensable, nontransferable, worldwide license under CPDC’s patent rights related to CPDC’s radiopharmaceutical linker technology to develop, market, make, use and sell certain products for all disease indications and uses in humans, whether diagnostic or therapeutic. The Company has the right to grant sublicenses of its rights. The CPDC Agreement was amended in 2017; however, there were no material changes to the terms of the CPDC Agreement. Also in 2017, the Company entered into a second license agreement with CPDC, under which the Company was granted an exclusive, sublicensable, worldwide license under CPDC’s patent rights related to certain CPDC radiopharmaceutical linker technology to develop, market, make, use and sell certain products for all disease indications and uses in humans. The Company has the right to grant sublicenses of its rights.

The Company has no obligations under any of the agreements with CPDC to make any milestone payments or to pay any royalties or annual maintenance fees to CPDC.

During the three and six months ended June 30, 2022 and 2021, the Company did not make any payments to CPDC or recognize any research and development expenses under the license agreements with CPDC.

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

During the three and six months ended June 30, 2022 and 2021, the Company did not make any payments to ImmunoGen or recognize any research and development expenses under the ImmunoGen Agreement.

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

During the three and six months ended June 30, 2022, the Company made a payment to MediaPharma of $0.1 million upon the achievement of a specified development milestone and recognized this amount as research and development expense in its consolidated statements of operations and comprehensive loss.  During the three and six months ended June 30, 2021, the Company did not make any payments to MediaPharma or recognize any research and development expenses under the MediaPharma Agreement.

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

The Rainier Agreement could have been terminated at any time prior to the Outside Date upon 30 days’ notice by the Company to Rainier or upon the mutual written consent of both parties. In October 2020, the Company and Rainier entered into a first amendment to the Rainier Agreement (the “First Amended Rainier Agreement”) to extend certain terms of the Rainier Agreement. Specifically, the Outside Date was amended such that termination may not occur later than eleven months following the Closing, or February 10, 2021 (the “Revised Outside Date”). On February 8, 2021, the Company and Rainier entered into a second amendment to the First Amended Rainier Agreement, as amended (the “Second Amended Rainier Agreement”). Pursuant to the Second Amended Rainier Agreement, the Outside Date was further amended such that termination may not occur later than July 1, 2021, and such amendment was made in consideration for early payment of the additional $3.5 million owed to Rainier which the Company paid and recorded as research and development expense during the six months ended June 30, 2021. On May 26, 2021, the Company notified Rainier of its intent to continue development of the asset and issued 313,359 of its common shares to Rainier on July 1, 2021.

During the three and six months ended June 30, 2022, the Company did not recognize any research and development expense associated with the Second Amended Rainier Agreement.

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

During the three and six months ended June 30, 2022 and 2021, the Company did not make any payments to Genentech or recognize any research and development expenses under the Genentech License Agreement.

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

As of June 30, 2022, the TRIUMF entities had achieved certain milestones under the Collaboration Agreement totaling $3.0 million CAD (equivalent to $2.3 million at the time of payment) which were paid during the six months ended June 30, 2021 and are being recognized as research and development expense over the period of performance by the TRIUMF entities. During the three and six months ended June 30, 2022, the Company recognized the amortization of less than $0.1 million as research and development expense under the Collaboration Agreement. During the three and six months ended June 30, 2021, the Company recognized the amortization of $0.5 million and $0.9 million, respectively, as research and development expense under the Collaboration Agreement.

As previously contemplated, on August 12, 2021, the parties amended the Collaboration Agreement in order to expand the scope of the project and the Company agreed to make an additional financial investment of up to $15.0 million CAD in connection with development of new process technology for the manufacture of actinium-225 upon the achievement of certain milestones under an amendment to the Collaboration Agreement (the “Amended Collaboration Agreement”). In connection with the Amended Collaboration Agreement, the parties have formed a company (“NewCo”) to hold certain intellectual property derived from the collaboration. NewCo is jointly owned and managed by the Company and the TRIUMF entities and its purpose is to manufacture actinium-225 for the research, clinical and commercial needs of the Company, and in certain circumstances, other third parties. The supply of actinium-225 by NewCo to the Company shall be done under a commercial supply agreement, to be negotiated by NewCo and the Company. The Company is expected to purchase at least 50% of its annual actinium-225 requirements from NewCo, unless NewCo is unable to supply such necessary quantities to the Company, in which case the Company may use other actinium-225 suppliers to meet its commercial needs. As of June 30, 2022, there were no assets held by NewCo.

As of June 30, 2022, the TRIUMF entities had achieved certain milestones under the Amended Collaboration Agreement totaling $5.0 million CAD (equivalent to $3.9 million at the time of payment) which was paid during the year ended December 31, 2021 and is being recognized as research and development expense over the period of performance by the TRIUMF entities. During the three and six months ended June 30, 2022, the Company recognized the amortization of $0.4 million and $0.5 million, respectively, as research and development expense under the Amended Collaboration Agreement.

The Company recorded $1.3 million and $2.2 million of milestone payments in prepaid expenses and other current assets and other non-current assets, respectively, as of June 30, 2022 based on its estimate of costs to be incurred over the 12 months following the balance sheet date for both the Collaboration Agreement and the Amended Collaboration Agreement.

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

During the three and six months ended June 30, 2022, the Company did not make any payments to Ipsen or recognize any research and development expenses under the Ipsen Agreement. During the three and six months ended June 30, 2021, the Company recognized $6.4 million of research and development expense associated with the issuance of 600,000 of its common shares upon closing pursuant to the Ipsen Agreement.  Additionally, during the three and six months ended June 30, 2021, the Company paid $0.8 million which was recognized as research and development expense.

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

Collaboration and Supply Agreement with Niowave, Inc.

On June 9, 2022, the Company entered into a Collaboration and Supply Agreement with Niowave, Inc. (“Niowave”) for the development, production and supply of actinium-225 to the Company.  Under the Collaboration and Supply Agreement, the Company is obligated to pay Niowave an aggregate of $5.0 million upon the achievement of certain milestones.

As of June 30, 2022, Niowave had not yet achieved any milestones under the Collaboration and Supply Agreement.  The costs incurred under the agreement are being recognized as research and development expense over the period of performance by Niowave. During the three and six months ended June 30, 2022, the Company recognized $0.1 million as research and development expense under the Collaboration and Supply Agreement.

12.	Income Taxes

The Company is domiciled in Canada and is primarily subject to taxation in that country. During the three and six months ended June 30, 2022, the Company recorded a tax benefit of $0.7 million, primarily related to discrete share-based compensation items and return to provision adjustments arising during the periods from its operating company in the U.S. During the three and six months ended June 30, 2021, the Company recorded a provision of less than $0.1 million related to income tax obligations of its operating company in the U.S., which typically generates a profit for tax purposes, partially offset by discrete share-based compensation items arising during the periods.

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the three and six months ended June 30, 2022 and 2021, the Company excluded Canada from the calculation of the AETR as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses in Canada, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its Canadian deferred tax assets. As a result, as of June 30, 2022 and December 31, 2021, the Company has recorded a full valuation allowance against its net deferred tax assets in Canada.

13.	Net Loss per Share

Net Loss per Share Attributable to Common Shareholders

Basic and diluted net loss per share attributable to common shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(19,073)	$(26,853)	$(38,982)	$(44,382)

Denominator:
Weighted-average common shares outstanding—basic and diluted	43,357,240	42,501,321	43,264,175	42,145,435
Net loss per share attributable to common shareholders —basic and diluted	$(0.44)	$(0.63)	$(0.90)	$(1.05)

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

	Six Months Ended June 30,
	2022	2021
Options to purchase common shares	9,924,748	7,049,710
Unvested restricted stock units	73,700	—
Warrants to purchase common shares	26,110	651,816
	10,024,558	7,701,526

14.	Leases

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

In October 2019, the Company entered into an operating lease for office space in Boston, Massachusetts, which expires February 2026 and has no renewal options. In connection with entering into the original lease agreement, the Company issued a letter of credit of $1.5 million for the benefit of the landlord, which was reduced to $1.2 million during the six months ended June 30, 2022. As of June 30, 2022, $0.2 million and $1.0 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2021, $0.3 million and $1.2 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash.

On March 16, 2021, the Company entered into an amendment to its lease for office space in Boston, Massachusetts to expand the area under lease (“Expansion Premises”) and extend the term of the premises currently under lease (“Original Premises”) to align with the lease end date for the Expansion Premises. The additional rent for the Expansion Premises was determined to be commensurate with the additional right-of-use and is accounted for as a new operating lease that was recognized on the Company’s balance sheet since the Company was able to access the Expansion Premises upon execution of the amendment. The Company has made certain improvements to the Expansion Premises, for which the landlord has provided the Company an allowance of $0.2 million which was recorded as a reduction to operating lease right-of-use assets and operating lease liabilities as of December 31, 2021, and for which reimbursement was received during the six months ended June 30, 2022. The rental payments for the Expansion Space commenced on January 1, 2022. The lease end date for the Original Premises and the Expansion Premises is April 30, 2027, with no option to extend the lease term. The lease modification for the extension of the Original Premises and the recognition of the Expansion Premises resulted in increases to the Company’s right-of-use asset balance, which was obtained in exchange for operating lease liabilities, of $0.9 million and $1.2 million, respectively.

On June 1, 2021, the Company entered into a lease for a manufacturing facility in Hamilton, Ontario.  The Company currently expects the rent for the manufacturing facility, which is under construction, to commence in October 2022, approximately two months after the anticipated delivery date of the premises.  The Company currently expects the lease end date for the manufacturing facility to be in September 2037. The lease has a five-year renewal option, which the Company is not reasonably certain to exercise and therefore was not included in the expected lease term.  Upon execution of the lease in June 2021, the Company paid $2.5 million CAD (equivalent to $2.1 million at the time of payment) which represented an initial direct cost paid prior to the lease commencement date. As of June 30, 2022, the $2.1 million payment was recorded to prepaid rent as a component of other non-current assets. On the lease commencement date, the Company will reclassify the prepayment to the right-of-use asset, thereby increasing its initial value, but it will not be included in the measurement of the lease liability. The lease was not recorded on the condensed consolidated balance sheet as a component of the Company’s right-of-use asset and operating lease liabilities as of June 30, 2022 as the facility is under construction and the lease has not commenced. As of June 30, 2022, the estimate of the undiscounted future minimum lease payments due under the lease is $19.8 million which is not included in the future maturities of operating lease liabilities table below. The Company is currently evaluating the lease classification as an operating lease or finance lease for accounting purposes.

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

The components of operating lease cost, which are included within operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$369	$367	$735	$667
Variable lease cost	27	16	40	16
Total lease cost	$396	$383	$775	$683

The following table summarizes supplemental information for the Company’s operating leases:

As of June 30,
2022
Weighted-average remaining lease term (in years)	4.9
Weighted average discount rate	5.1%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$728

As of June 30, 2022, the future maturities of operating lease liabilities are as follows (in thousands):

Year Ending December 31,
2022 (six months)	$742
2023	1,513
2024	1,549
2025	1,586
2026	1,520
Thereafter	631
Total lease payments	$7,541
Less: imputed interest	(878)
Total lease liabilities	$6,663

15.	Commitments and Contingencies

Manufacturing Commitments

In January 2019, and as amended in September 2020, the Company entered into an agreement with CPDC, a related party (see Note 16), to manufacture clinical trial materials. As of June 30, 2022, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.4 million over the following twelve months.

In May 2019, the Company entered into an agreement with a third-party contract manufacturing organization to manufacture clinical trial materials. As of June 30, 2022, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.9 million over the following twelve months.

On March 31, 2022, the Company entered into an agreement with another third-party contract manufacturing organization to manufacture clinical trial materials. As of June 30, 2022, the Company had non-cancelable minimum purchase commitments under the agreement totaling less than $0.1 million over the following twelve months.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 11).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2022 or December 31, 2021.

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

In addition, the Company has entered into a Master Services Agreement and a Supply Agreement with CPDC, under which CPDC provides services to the Company related to preclinical and manufacturing services, administrative support services and access to laboratory facilities. In connection with the Supply Agreement, the Company is obligated to pay CPDC an amount of $0.2 million per quarter, or $0.9 million in the aggregate per year, plus fees for materials, packaging and distribution of products supplied to the Company, unless the agreement is terminated by the Company. The Company recognized expenses in connection with the services performed in the normal course of business under the Master Services Agreement and the Supply Agreement in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$418	$339	$1,408	$656
General and administrative expenses	3	16	17	32
	$421	$355	$1,425	$688

During the three and six months ended June 30, 2022, the Company made payments to CPDC in connection with the services described above of $0.4 million and $1.1 million, respectively. During the three and six months ended June 30, 2021, the Company made payments to CPDC in connection with the services described above of $0.4 million and $0.9 million, respectively. Amounts due to CPDC by the Company in connection with the services described above totaled $0.8 million and $0.5 million as of June 30, 2022 and December 31, 2021 which amounts were included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

In addition to costs incurred in connection with the services described above, the Company also reimbursed CPDC for purchases on the Company’s behalf from parties with which the Company did not have an account. During the three and six months ended June 30, 2022, the Company made payments to CPDC of less than $0.1 million and $0.1 million, respectively, for reimbursement of these pass-through costs. During the three and six months ended June 30, 2021, the Company made payments to CPDC of $0.1 million, for both periods, for reimbursement of these pass-through costs.

During the three and six months ended June 30, 2022, the Company recorded less than $0.1 million and $0.2 million, respectively, of lab equipment purchased from CPDC which they acquired from third-party vendors on its behalf.
17.	Geographical Information

The Company has operating companies in the United States and Canada. Information about the Company’s long-lived assets, consisting solely of property and equipment, net, by geographic region was as follows (in thousands):

	June 30, 2022	December 31, 2021
United States	$535	$541
Canada	2,971	2,426
	$3,506	$2,967

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

Our lead product candidate, FPI-1434, utilizes our Fast-Clear linker to connect a humanized monoclonal antibody that targets the insulin-like growth factor 1 receptor, or IGF-1R, with actinium-225, or 225Ac. We are currently evaluating FPI-1434 as a monotherapy in the dose escalation portion of a Phase 1 clinical trial in patients with IGF-1R positive solid tumors to assess its safety, tolerability and pharmacokinetics as well as to identify the recommended Phase 2 dose. As part of the screening process, patients are administered the imaging analogue of FPI-1434, which utilizes the same linker and targeting molecule, but replaces 225Ac with the radioactive isotope indium-111, or 111In, and only those patients who meet predefined tumor uptake and dosimetry, and show organ radiation exposure within the limits of established standards for normal organ radiation tolerability, are advanced into the trial. In our ongoing Phase 1 trial, we are exploring various dosing levels of FPI-1434 in two dosing regimens: one with FPI-1434 alone, and another in which a small dose of cold antibody (naked IGF-1R antibody without the isotope) is administered prior to the imaging analogue and prior to each dose of FPI-1434.  We are exploring the impact of administering the cold IGF-1R antibody prior to the imaging analogue and prior to each dose of FPI-1434 on the biodistribution, safety and tumor uptake. We refer to this dosing regimen as the “cold/hot” dosing regimen; we refer to the dosing regimen of FPI-1434 without pre-administration of the cold antibody as the “hot only” dosing regimen. The introduction of this “cold/hot” dosing regimen resulted, in part, from a cold antibody sub-study (CASS) that was performed as part of the Phase 1 study, whereby a small amount of cold IGF-1R antibody was administered prior to administration of the imaging analogue only. We anticipate reporting Phase 1 safety, pharmacokinetics, and imaging data, including any evidence of anti-tumor activity, and details on the dosing regimen in the first half of 2023.

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

We submitted investigational new drug applications, or INDs, to the U.S. Food and Drug Administration, or FDA, for FPI-1966 and FPI-1967, the imaging analogue, for the treatment of head and neck and bladder cancers expressing fibroblast growth factor receptor 3, or FGFR3, in the second quarter of 2021 and announced FDA clearance of the INDs in July 2021. The Phase 1, non-randomized, open-label clinical trial of FPI-1966 in patients with solid tumors expressing FGFR3, intended to investigate safety, tolerability and pharmacokinetics and to establish the recommended Phase 2 dose, has been initiated with study sites open to patient recruitment. We expect to dose the first patient in the second half of 2022 and plan to provide updated guidance for preliminary pharmacokinetic, imaging and safety data from the first patient cohort following initial experience with patient screening in order to better predict the cadence of patient enrollment.

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

In April 2021, we entered into an asset purchase agreement with Ipsen Pharma SAS, or Ipsen, to acquire Ipsen's intellectual property and assets related to IPN-1087. IPN-1087 is a small molecule targeting neurotensin receptor 1, or NTSR1, a protein expressed on multiple solid tumor types. Using our TAT platform, we combined IPN-1087 with 225Ac to create an alpha-emitting radiopharmaceutical, FPI-2059, targeting solid tumors expressing NTSR1, including neuroendocrine differentiated prostate cancer. The FDA cleared our IND for FPI-2059 and the corresponding imaging analogue, FPI-2058, in June 2022. Study initiation activities are ongoing in a Phase 1, non-randomized, open-label clinical trial of FPI-2059 in patients with solid tumors expressing NTSR1, intended to investigate safety, tolerability and pharmacokinetics and to establish the recommended Phase 2 dose. We plan to provide guidance on timelines for the FPI-2059 program following site activations and initial experience with patient screening and patient enrollment.

In January 2022, we entered into two separate strategic research collaborations to discover novel, peptide-based radiopharmaceuticals for the treatment of various solid tumors. Under the agreements, Fusion has global rights to develop and commercialize any peptides discovered under either collaboration.

Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. On June 30, 2020, we completed our initial public offering, or IPO, of our common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs.  Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). Through June 30, 2022, we had received net proceeds of $365.9 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). In July 2021, we entered into an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC to issue and sell up to $100.0 million of our common shares, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as our agent. As of June 30, 2022, we had received net proceeds of $1.7 million from sales of common shares under the Sales Agreement. In April 2022, we received net proceeds of $9.8 million from our loan and security agreement with Oxford Finance LLC.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $19.1 million and $39.0 million for the three and six months ended June 30, 2022, respectively, and $26.9 million and $44.4 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $233.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2022, we had cash, cash equivalents and investments of $198.4 million. We believe that our existing cash, cash equivalents and investments, together with the proceeds available under the first tranche of the loan and security agreement with Oxford Finance LLC executed in April 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024.

Impact of the COVID-19 Pandemic

We are closely monitoring how the spread of COVID-19, including new variants thereof, is affecting our employees, business, preclinical studies and clinical trials. Despite efforts to mitigate the impacts of the COVID-19 pandemic, including the addition of new trial sites, we have seen patient enrollment rates decline primarily as a result of resourcing and reduced staffing issues at the trial sites. Longer timelines to enroll patients have persisted and therefore we shifted our expectation with respect to timing for FPI-1434 Phase 1 multiple-dose safety and imaging data to the first half of 2023 as well as our expectation for the timing for the dosing of the first patient in our FPI-1966 Phase 1 clinical trial to the second half of 2022. The COVID-19 pandemic is also affecting the operations of third parties upon whom we rely. We are unable to predict how the COVID-19 pandemic may affect our ability to successfully progress our Phase 1 clinical trials of FPI-1434, FPI-1966, FPI-2059 or any other clinical programs in the future. Moreover, there remains uncertainty relating to the trajectory of the pandemic, hospital staffing and resource issues, and whether they may cause further delays in study site initiation and patient study recruitment. The impact of related responses and disruptions caused by the COVID-19 pandemic may result in further difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The continued impact of COVID-19 on results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease or variants thereof, the duration of the pandemic, vaccination rates, travel restrictions and social distancing in the United States, Canada and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States, Canada and other countries to contain and treat the disease.

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

During the three and six months ended June 30, 2022, we recognized $0.6 million and $1.2 million, respectively, in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss. During the three and six months ended June 30, 2021, we recognized $0.5 million in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss.

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

In connection with the AstraZeneca Agreement, we and AstraZeneca are both active participants in the research and development activities of the collaboration and we are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement with respect to the novel TATs program, or the Novel TATs Collaboration. As this arrangement falls within the scope of ASC 808, Collaborative Arrangements, or ASC 808, all payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense.  For the three and six months ended June 30, 2022, we incurred $2.6 million and $3.3 million, respectively, in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $1.2 million and $1.6 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs. For the three and six months ended June 30, 2021, we incurred $0.2 million and $0.3 million, respectively, in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $0.1 million and $0.2 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we complete a Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R, complete preclinical development and pursue initial stages of clinical development of our FPI-1434 combination therapies, complete a Phase 1 clinical trial of FPI-1966 as a monotherapy in patients with solid tumors expressing FGFR3, complete a Phase I clinical trial of FPI-2059 as a monotherapy in patients with solid tumors expressing NTSR1 and continue to progress our other early-stage programs.

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

Other Income (Expense)

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest income earned on our cash, cash equivalents and investment balances and the amortization of premiums or accretion of discounts associated with our investments, offset by interest owed on outstanding borrowings under our loan and security agreement with Oxford LLC, as well as amortization of debt discount and accretion of backend fees. We expect that our interest income will fluctuate based on the timing and ability to raise additional funds as well as the amount of expenditures for our clinical development of FPI-1434, FPI-1966 and FPI-2059 and ongoing business operations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Collaboration revenue	$570	$521	$49
Operating expenses:
Research and development	12,076	21,146	(9,070)
General and administrative	7,781	6,642	1,139
Total operating expenses	19,857	27,788	(7,931)
Loss from operations	(19,287)	(27,267)	7,980
Other (expense) income:
Interest (expense) income, net	(53)	97	(150)
Other (expense) income, net	(414)	331	(745)
Total other (expense) income, net	(467)	428	(895)
Loss before benefit (provision) for income taxes	(19,754)	(26,839)	7,085
Income tax benefit (provision)	681	(14)	695
Net loss	$(19,073)	$(26,853)	$7,780

Collaboration Revenue

Collaboration revenue was $0.6 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, for services provided under the AstraZeneca Agreement.

Research and Development Expenses

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$1,656	$2,434	$(778)
FPI-1966	1,056	—	1,056
FPI-2059	855	—	855
Platform development and unallocated research and development expenses:
TAT platform	3,448	14,925	(11,477)
Personnel related (including share-based compensation)	4,568	3,390	1,178
Other	493	397	96
Total research and development expenses	$12,076	$21,146	$(9,070)

Research and development expenses were $12.1 million for the three months ended June 30, 2022, compared to $21.1 million for the three months ended June 30, 2021. The decrease of $9.1 million was primarily due to a decrease of $10.2 million in platform development and unallocated research and development costs, described below, offset by an increase of $1.1 million in direct costs related to our FPI-1434, FPI-1966 and FPI-2059 product candidates. The decrease in FPI-1434 of $0.8 million is primarily due to longer timelines to enroll patients in our Phase 1 clinical trial of FPI-1434. Additionally, we have incurred program expenses for FPI-1966 and FPI-2059. Direct costs of $1.1 million for the three months ended June 30, 2022 for our FPI-1966 product candidate are related to the initiation of a Phase 1 clinical trial of FPI-1966 with the first study sites open to patient recruitment, as well as preclinical research and manufacturing costs. FPI-2059 is a TAT designed to use a small molecule to target and deliver 225Ac to tumor sites expressing NTSR1, a protein that is overexpressed in multiple solid tumor types. In June 2022, we announced FDA clearance of our IND application for FPI-2059. Direct costs of $0.9 million for the three months ended June 30, 2022 for our FPI-2059 product candidate are related to preclinical research and preparation for initiation of a Phase 1 clinical trial of FPI-2059.

Platform development and unallocated research and development expenses were $8.5 million for the three months ended June 30, 2022, compared to $18.7 million for the three months ended June 30, 2021. The decrease of $10.2 million was due to a decrease of $11.5 million in costs related to our TAT platform, offset by an increase of $1.2 million in personnel-related costs and an increase of $0.1 million in other costs. The decrease in TAT platform costs was primarily due to several discrete items that occurred during the three months ended June 30, 2021 including common share issuances pursuant to our asset purchase agreements with Ipsen and Rainier Therapeutics, Inc., or Rainier, which resulted in the recognition of research and development expense during the three months ended June 30, 2021 of $6.4 million and $2.6 million, respectively. Additionally, pursuant to the asset purchase agreement with Ipsen, we paid $0.8 million which was recognized as research and development expense during the three months ended June 30, 2021. The $2.5 million payment made during the three months ended June 30, 2021 under our agreement with CPDC for services relating to certain aspects the validation of our manufacturing facility currently under construction in Hamilton, Ontario also contributed to the decrease. Personnel-related costs for the three months ended June 30, 2022 and 2021 included share-based compensation of $0.9 million and $0.6 million, respectively. The increase in other costs was primarily due to an increase in depreciation expense and facilities-related costs.

General and Administrative Expenses

General and administrative expenses were $7.8 million for the three months ended June 30, 2022, compared to $6.6 million for the three months ended June 30, 2021. The increase of $1.1 million was primarily due to a $0.8 million increase in personnel-related costs, a $0.2 million increase in corporate and other costs and an increase of $0.1 million in professional fees. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our general and administrative functions, including in finance, legal, human resources and business development. Personnel-related costs for the three months ended June 30, 2022 and 2021 included share-based compensation of $1.8 million and $1.5 million, respectively.

Other Income (Expense)

Interest Income (Expense), Net. Interest income (expense), net for the three months ended June 30, 2022 and 2021 was ($0.1) million and 0.1 million, respectively.

Other Income (Expense), Net. Other income (expense), net for the three months ended June 30, 2022 and 2021 was ($0.4) million and $0.3 million, respectively. The net decrease of $0.7 million was primarily related to net realized and unrealized foreign exchange losses incurring during the three months ended June 30, 2022.

Income Tax Benefit (Provision)

The income tax benefit (provision) was $0.7 million and less than ($0.1) million for the three months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022 and 2021, our tax benefit (provision) was primarily related to discrete share-based compensation items and return to provision adjustments arising during the period.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Collaboration revenue	$1,155	$521	$634
Operating expenses:
Research and development	24,737	31,862	(7,125)
General and administrative	16,230	13,606	2,624
Total operating expenses	40,967	45,468	(4,501)
Loss from operations	(39,812)	(44,947)	5,135
Other (expense) income:
Interest (expense) income, net	30	193	(163)
Other (expense) income, net	64	379	(315)
Total other (expense) income, net	94	572	(478)
Loss before benefit (provision) for income taxes	(39,718)	(44,375)	4,657
Income tax benefit (provision)	736	(7)	743
Net loss	$(38,982)	$(44,382)	$5,400

Collaboration Revenue

Collaboration revenue was $1.2 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively, for services provided under the AstraZeneca Agreement.

Research and Development Expenses

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$5,062	$4,967	$95
FPI-1966	2,057	—	2,057
FPI-2059	855	—	855
Platform development and unallocated research and development expenses:
TAT platform and Fast-Clear linker technology	6,107	20,344	(14,237)
Personnel related (including share-based compensation)	9,568	5,867	3,701
Other	1,088	684	404
Total research and development expenses	$24,737	$31,862	$(7,125)

Research and development expenses were $24.7 million for the six months ended June 30, 2022, compared to $31.9 million for the six months ended June 30, 2021. The decrease of $7.1 million was primarily due to a decrease of $10.1 million in in platform development and unallocated research and development costs, described below, offset by an increase of $3.0 million in direct costs related to our FPI-1434, FPI-1966 and FPI-2059 product candidates. Direct costs of $2.1 million for the six months ended June 30, 2022 for our FPI-1966 product candidate are related to the initiation of a Phase 1 clinical trial of FPI-1966 with the first study sites open to patient recruitment, as well as preclinical research and manufacturing costs. FPI-2059 is a TAT designed to use a small molecule to target and deliver 225Ac to tumor sites expressing NTSR1, a protein that is overexpressed in multiple solid tumor types. In June 2022, we announced FDA clearance of our IND application for FPI-2059. Direct costs of $0.9 million for the six months ended June 30, 2022 for our FPI-2059 product candidate are related to preclinical research and preparation for initiation of a Phase 1 clinical trial of FPI-2059.

Platform development and unallocated research and development expenses were $16.8 million for the six months ended June 30, 2022, compared to $26.9 million for the six months ended June 30, 2021. The decrease of $10.1 million was due to a decrease of $14.2 million in costs related to our TAT platform, offset by an increase of $3.7 million in personnel-related costs and an increase of $0.4 million in other costs. The decrease in TAT platform costs was primarily due to several discrete items that occurred during the six months ended June 30, 2021 including common share issuances pursuant to our asset purchase agreements with Ipsen and Rainier, which resulted in the recognition of research and development expense during the three months ended June 30, 2021 of $6.4 million and $2.6 million, respectively. Additionally, pursuant to the asset purchase agreement with Ipsen, we paid $0.8 million which was recognized as research and development expense during the six months ended June 30, 2021. Further, there was a payment of $3.5 million to Rainier under the asset acquisition agreement, as amended, which was paid and recorded as research and development expense during the six months ended June 30, 2021. The $2.5 million payment made during the six months ended June 30, 2021 under our agreement with CPDC for services relating to certain aspects the validation of our manufacturing facility currently under construction in Hamilton, Ontario also contributed to the decrease. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for managing our Phase 1 clinical trials of FPI-1434, FPI-1966 and FPI-2059 and for conducting preclinical research. Personnel-related costs for the six months ended June 30, 2022 included share-based compensation of $1.8 million and $1.2 million, respectively. The increase in other costs was primarily due to an increase in depreciation expense and facilities-related costs.

General and Administrative Expenses

General and administrative expenses were $16.2 million for the six months ended June 30, 2022, compared to $13.6 million for the six months ended June 30, 2021. The increase of $2.6 million was primarily due to a $2.1 million increase in personnel-related costs and a $0.7 million increase in corporate and other costs, partially offset by a decrease of $0.2 million in professional fees. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our general and administrative functions, including in finance, legal, human resources and business development. Personnel-related costs for the six months ended June 30, 2022 and 2021 included share-based compensation of $3.6 million and $2.7 million, respectively.

Other Income (Expense)

Interest Income (Expense), Net. Interest income (expense), net for the six months ended June 30, 2022 and 2021 was less than $0.1 million and $0.2 million, respectively.

Other Income (Expense), Net. Other income (expense), net for the six months ended June 30, 2022 and 2021 was $0.1 million and $0.4 million, respectively. The net decrease of $0.3 million was primarily related to net realized and unrealized foreign exchange losses incurred during the six months ended June 30, 2022.

Income Tax Benefit (Provision)

The income tax benefit (provision) was $0.7 million and less than ($0.1) million for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 and 2021, our tax benefit (provision) was primarily related to discrete share-based compensation items and return to provision adjustments arising during the period.

Liquidity and Capital Resources

Since our inception in 2014, we have not generated any revenue from product sales, and have incurred significant operating losses and negative cash flows from our operations. On June 30, 2020, we completed our IPO of our common shares and issued and sold 12,500,000 shares of our common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs.  Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). From our inception through June 30, 2022, we had received net proceeds of $365.9 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). In July 2021, we entered into the Sales Agreement with Jefferies LLC to issue and sell our common shares up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as our agent and/or principal, or the ATM Facility. The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. We have no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of June 30, 2022, we had received net proceeds of $1.7 million from sales of common shares under the Sales Agreement. In April 2022, we received net proceeds of $9.8 million from our loan and security agreement with Oxford Finance LLC.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(32,287)	$(37,903)
Net cash provided by (used in) investing activities	28,772	(25,339)
Net cash provided by financing activities	11,697	340
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,182	$(62,902)

Operating Activities

During the six months ended June 30, 2022, operating activities used $32.3 million of cash, resulting from our net loss of $39.0 million, partially offset by non-cash charges of $6.1 million and net cash provided by changes in our operating assets and liabilities of $0.6 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2022 primarily consisted of a $1.9 million decrease in prepaid expenses and other current assets and a $0.3 million increase in accrued expenses, partially offset by a $0.8 million decrease in deferred revenue, a $0.6 million decrease in accounts payable and a $0.6 million decrease in operating lease liabilities.

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

Investing Activities

During the six months ended June 30, 2022, net cash provided by investing activities was $28.8 million, consisting of maturities of investments of $79.3 million, offset by purchases of investments of $49.6 million and purchases of property and equipment of $1.0 million.

During the six months ended June 30, 2021, net cash used in investing activities was $25.3 million, consisting of purchases of investments of $132.1 million and purchases of property and equipment of $0.8 million, offset by maturities of investments of $107.6 million.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $11.7 million, consisting of $9.8 million in proceeds from the issuance of debt in connection with our loan and security agreement with Oxford Finance LLC, $1.7 million in proceeds from the issuance of common shares from our ATM Facility, net of issuance costs, and $0.2 million in proceeds from the issuance of common shares upon exercise of stock options.

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

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

•	the scope, progress, results and costs of researching and developing FPI-1434, FPI-1966, FPI-2059 and our other product candidates;
•	the timing of, and the costs involved in, obtaining marketing approvals for our current and future product candidates;
•	the number of future product candidates and potential additional indications that we may pursue and their development requirements;
•	the cost of manufacturing our product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization;
•	the cost of strategic investments in manufacturing and supply chain, in particular for the production and supply of 225Ac;
•	the cost and availability of 225Ac or any other medical isotope we may incorporate into our product candidates;
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

In July 2021, we entered into the Sales Agreement to issue and sell our common shares up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program. As of June 30, 2022, we had received net proceeds of $1.7 million from sales of common shares under the Sales Agreement.

In April 2022, we received net proceeds of $9.8 million from our loan and security agreement with Oxford Finance LLC.

We believe that our existing cash, cash equivalents and investments as of June 30, 2022, together with the proceeds available under the first tranche of the loan and security agreement with Oxford Finance LLC executed in April 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

During the three and six months ended June 30, 2022, we recognized $0.6 million and $1.2 million, respectively, in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss. During the three and six months ended June 30, 2021, we recognized $0.5 million in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2022 and December 31, 2021, we had an aggregate cash, cash equivalents, restricted cash and investments balance of $199.9 million and $222.7 million, respectively, which consisted of cash, money market funds, U.S. and Canadian government agency debt securities, corporate bonds, municipal bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority our investments are short-term in nature. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree, by the effect of a change in market interest rates on our investment portfolio.

As of June 30, 2022, we had $10.0 million of borrowings outstanding under the Loan Agreement. Interest on the outstanding borrowings under the Loan Agreement accrues at a floating per annum rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the greater of (x) 1 Month LIBOR Rate and (y) 0.10% plus (b) 7.90%. An immediate 10% change in the one-month U.S. LIBOR rate would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. The functional currency of our operating company in Canada and operating company in the U.S. is also the U.S. dollar. As a result, we record no cumulative translation adjustments related to translation of unrealized foreign exchange gains or losses.

For the remeasurement of local currency to the U.S. dollar functional currency of the Canadian entity, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, and income items and expenses are translated into U.S. dollars at the average exchange rate in effect during the period. Resulting transaction gains (losses) are included in other income (expense), net in the consolidated statements of operations and comprehensive loss, as incurred. During the three and six months ended June 30, 2022 and 2021, recognized transaction gains and losses were insignificant.

We do not believe that we are subject to significant risk related to foreign currency exchange rate changes, and we do not expect that foreign currency transaction gains and losses will have a material effect on our financial position or results of operations in the foreseeable future.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor, research supplies and materials and manufacturing raw materials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2022 and 2021.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition, or results of operations.

Risks Related to Our Financial Condition and Capital Requirements

Our Loan and Security Agreement, as amended, contains restrictive and financial covenants that may limit our operating flexibility.

Our Loan and Security Agreement, the Loan Agreement, with Oxford Finance LLC, as collateral agent and lender, Oxford, contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event that, we engage in new lines of business, incur additional indebtedness or liens, make certain investments, make certain payments, pay cash dividends, merge with other companies or consummate certain changes of control, acquire other companies, transfer or dispose of certain assets, liquidate or dissolve, amend certain material agreements or enter into various other specified transactions, without notice. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of Oxford or prepay the outstanding amount under the Loan Amendment. Our obligations under the Loan Agreement are collateralized by a first priority security interest in substantially all of our assets. We may not be able to generate sufficient cash flow to pay the principal and interest under the Loan Amendment.

Recent volatility in capital markets and lower market prices for our securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.

Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop our product candidates, retain or expand our current levels of personnel, improve our existing solutions, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

•	finance unanticipated working capital requirements;
•	develop our product candidates;
•	pursue acquisitions or other strategic relationships; and
•	respond to competitive pressures.

Accordingly, we may need to pursue equity or debt financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we seek additional debt financing, we will need a consent under our Loan and Security Agreement with Oxford. Any additional debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.

Recent increases in interest rates have increased our borrowing costs, including interest expenses under our variable rate credit facility, and may also affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, reduced working capital and other adverse impacts on our business.

Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation.  Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. An increase in our future costs could be detrimental to our financial condition and could also have an adverse impact on our future growth.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

In connection with entry into the Loan and Security Agreement with Oxford, the Company issued warrants to purchase an aggregate of 26,110 shares of its common shares. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The securities described in this section were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, the Securities Act, as set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1†*	Loan and Security Agreement, dated as of April 4, 2022, by and between Oxford Finance LLC and the Company

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).
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

Fusion Pharmaceuticals Inc.

Date: August 9, 2022	By:	/s/ John Valliant
John Valliant
Chief Executive Officer

Date: August 9, 2022	By:	/s/ John Crowley
John Crowley
Chief Financial Officer