Form 10-Q
period 2022-09-30
Fusion Pharmaceuticals Inc.
filed 2022-11-08
CIK 1805890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 44,762,514 common shares, with no par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$106,052	$52,898
Accounts receivable	215	357
Short-term investments	99,429	147,897
Prepaid expenses and other current assets	9,721	9,941
Restricted cash	429	669
Total current assets	215,846	211,762
Property and equipment, net	3,851	2,967
Deferred tax assets	4,155	1,645
Restricted cash	1,018	1,222
Long-term investments	—	19,987
Operating lease right-of-use assets	5,972	6,486
Other non-current assets	7,651	8,202
Total assets	$238,493	$252,271
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,311	$2,195
Accrued expenses	10,258	7,563
Deferred revenue	412	1,538
Operating lease liabilities	1,431	1,215
Total current liabilities	13,412	12,511
Long-term debt, net of discount	34,106	—
Income taxes payable, net of current portion	297	297
Deferred revenue, net of current portion	2,667	2,500
Operating lease liabilities, net of current portion	4,869	5,507
Total liabilities	55,351	20,815
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares, no par value, unlimited shares authorized as of September 30, 2022 and December 31, 2021; 44,761,814 and 43,073,727 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	441,643	425,821
Accumulated other comprehensive (loss) income	(1,256)	(115)
Accumulated deficit	(257,245)	(194,250)
Total shareholders’ equity	183,142	231,456
Total liabilities and shareholders’ equity	$238,493	$252,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$166	$325	$1,321	$846
Operating expenses:
Research and development	16,551	12,684	41,288	44,546
General and administrative	7,420	7,156	23,650	20,762
Total operating expenses	23,971	19,840	64,938	65,308
Loss from operations	(23,805)	(19,515)	(63,617)	(64,462)
Other (expense) income:
Interest income, net	190	107	220	300
Other (expense) income, net	(1,159)	27	(1,095)	406
Total other (expense) income, net	(969)	134	(875)	706
Loss before benefit (provision) for income taxes	(24,774)	(19,381)	(64,492)	(63,756)
Income tax benefit (provision)	761	(48)	1,497	(55)
Net loss	$(24,013)	$(19,429)	$(62,995)	$(63,811)
Unrealized (loss) gain on investments	(196)	(274)	(1,141)	19
Comprehensive loss	$(24,209)	$(19,703)	$(64,136)	$(63,792)

Net loss per share—basic and diluted	$(0.55)	$(0.45)	$(1.45)	$(1.50)

Weighted-average common shares outstanding—basic and diluted	43,683,738	43,022,762	43,405,566	42,441,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balances at December 31, 2021	43,073,727	$—	$425,821	$(194,250)	$(115)	$231,456
Issuance of common shares from at-the-market offering, net of issuance costs	222,726	—	1,627	—	—	1,627
Issuance of common shares upon exercise of stock options	34,685	—	82	—	—	82
Share-based compensation expense	—	—	2,633	—	—	2,633
Unrealized loss on investments	—	—	—	—	(463)	(463)
Net loss	—	—	—	(19,909)	—	(19,909)
Balances at March 31, 2022	43,331,138	$—	$430,163	$(214,159)	$(578)	$215,426
Issuance of common share warrants	—	—	147	—	—	147
Issuance of common shares from at-the-market offering, net of issuance costs	10,000	—	74	—	—	74
Issuance of common shares upon exercise of stock options	43,372	—	79	—	—	79
Share-based compensation expense	—	—	2,736	—	—	2,736
Unrealized loss on investments	—	—	—	—	(482)	(482)
Net loss	—	—	—	(19,073)	—	(19,073)
Balances at June 30, 2022	43,384,510	$—	$433,199	$(233,232)	$(1,060)	$198,907
Issuance of common shares pursuant to asset purchase agreements	156,679	—	1,285	—	—	1,285
Issuance of common share warrants	—	—	415	—	—	415
Issuance of common shares from at-the-market offering, net of issuance costs	1,186,342	—	3,981	—	—	3,981
Issuance of common shares under ESPP	28,261	—	53	—	—	53
Issuance of common shares upon exercise of stock options	6,022	—	13	—	—	13
Share-based compensation expense	—	—	2,697	—	—	2,697
Unrealized loss on investments	—	—	—	—	(196)	(196)
Net loss	—	—	—	(24,013)	—	(24,013)
Balances at September 30, 2022	44,761,814	$—	$441,643	$(257,245)	$(1,256)	$183,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – CONTINUED

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balances at December 31, 2020	41,725,797	$—	$407,672	$(113,203)	$44	$294,513
Issuance of common shares upon exercise of stock options	119,384	—	130	—	—	130
Share-based compensation expense	—	—	1,718	—	—	1,718
Unrealized gain on investments	—	—	—	—	239	239
Net loss	—	—	—	(17,529)	—	(17,529)
Balances at March 31, 2021	41,845,181	$—	$409,520	$(130,732)	$283	$279,071
Issuance of common shares pursuant to asset purchase agreements	600,000	—	8,924	—	—	8,924
Issuance of common shares upon exercise of stock options	175,918	—	210	—	—	210
Share-based compensation expense	—	—	2,145	—	—	2,145
Unrealized gain on investments	—	—	—	—	54	54
Net loss	—	—	—	(26,853)	—	(26,853)
Balances at June 30, 2021	42,621,099	$—	$420,799	$(157,585)	$337	$263,551
Issuance of common shares pursuant to asset purchase agreements	313,359	—	—	—	—	—
Issuance of common shares under ESPP	15,596	—	124	—	—	124
Issuance of common shares upon exercise of stock options	116,165	—	149	—	—	149
Share-based compensation expense	—	—	2,374	—	—	2,374
Unrealized loss on investments	—	—	—	—	(274)	(274)
Net loss	—	—	—	(19,429)	—	(19,429)
Balances at September 30, 2021	43,066,219	$—	$423,446	$(177,014)	$63	$246,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(62,995)	$(63,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,066	6,237
Depreciation and amortization expense	661	450
Non-cash lease expense	852	793
Non-cash interest expense	88	—
Amortization of premiums (accretion of discounts) on investments, net	93	1,361
Deferred tax benefit	(2,511)	(670)
Common shares issued to acquire in-process research & development	1,285	8,924
Other	(86)	5
Changes in operating assets and liabilities:
Accounts receivable	142	(300)
Prepaid expenses and other current assets	220	(4,110)
Operating lease right-of-use assets	182	—
Other non-current assets	439	(6,227)
Accounts payable	(886)	413
Accrued expenses	2,344	1,487
Deferred revenue	(959)	(546)
Income taxes payable	—	(2,800)
Operating lease liabilities	(847)	(619)
Net cash used in operating activities	(53,912)	(59,413)
Cash flows from investing activities:
Purchases of investments	(75,496)	(157,424)
Maturities of investments	142,708	165,255
Purchases of property and equipment	(1,192)	(953)
Net cash provided by investing activities	66,020	6,878
Cash flows from financing activities:
Proceeds from issuance of debt	34,693	—
Proceeds from issuance of common shares from at-the-market offering, net of issuance costs	5,682	—
Payment of offering costs	—	(216)
Proceeds from issuance of common shares upon exercise of stock options and ESPP	227	613
Net cash provided by financing activities	40,602	397
Net increase (decrease) in cash, cash equivalents and restricted cash	52,710	(52,138)
Cash, cash equivalents and restricted cash at beginning of period	54,789	92,408
Cash, cash equivalents and restricted cash at end of period	$107,499	$40,270
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,096	$3,739
Cash paid for interest	$545	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$339	$1,166
Increase in right-of-use assets and operating lease liabilities from operating lease modifications	$—	$911
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$531	$25
Issuance of common share warrants under debt facility	$562	$—
Deferred issuance costs included in accounts payable and accrued expenses	$—	$60

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of its convertible preferred shares, including borrowings under a convertible promissory note, which converted into convertible preferred shares, proceeds from sales of its former Irish subsidiary’s preferred exchangeable shares, proceeds from its initial public offering completed in June 2020, proceeds from its “at-the-market” equity offering program (see Note 9), and proceeds from its loan and security agreement with Oxford Finance LLC executed in April 2022 (see Note 8). The Company has incurred recurring losses since its inception, including net losses of $24.0 million and $63.0 million for the three and nine months ended September 30, 2022, respectively, and net losses of $19.4 million and $63.8 million for the three and nine months ended September 30, 2021, respectively. In addition, as of September 30, 2022, the Company had an accumulated deficit of $257.2 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations.

Impact of the COVID-19 Pandemic

The worldwide COVID-19 pandemic has caused many governments to implement measures to slow the spread of the virus through quarantines, travel restrictions, heightened border security and other measures. The impact of this pandemic has been, and may continue to be, extensive in many aspects of society, which has resulted, and may continue to result, in significant disruptions to the global economy as well as businesses and capital markets around the world.

In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company took certain precautionary measures. The impact of the virus and variants thereof disrupted the Company’s clinical trial activities and its development program timelines. Specifically, the Company experienced material delays in patient recruitment and enrollment in its ongoing Phase 1 clinical trial of FPI-1434 and FPI-1966 as a result of resourcing issues related to COVID-19 at trial sites and potentially due to concerns among patients about participating in clinical trials during a public health emergency. The Company was not able to enroll additional patient cohorts on its planned timeline due to disruptions at its clinical trial sites.

The Company continues to monitor the potential impact of the COVID-19 pandemic, including variants thereof, on its business and condensed consolidated financial statements. To date, the Company has not incurred impairment losses in the carrying values of its assets as a result of the pandemic and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statement of operations and comprehensive loss, and the condensed consolidated statement of shareholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of its operations for three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

During the three and nine months ended September 30, 2022, the Company recorded $(1.3) million and $(1.6) million, respectively, of foreign currency losses in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2021, the Company recorded less than $(0.1) million and $0.1 million, respectively, of foreign currency (losses) gains in the condensed consolidated statements of operations and comprehensive loss.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of standard checking accounts, money market accounts, and all highly liquid investments with an original maturity of three months or less at the date of purchase.

As of September 30, 2022 and December 31, 2021, the Company was required to maintain separate cash balances of $0.2 million and $0.3 million, respectively, to collateralize corporate credit cards with a bank, which was classified as restricted cash, current, on its condensed consolidated balance sheets. The Company also maintained a $0.1 million guaranteed investment certificate to fulfill certain contractual obligations which was classified as restricted cash, current, as of September 30, 2022 and December 31, 2021.

In connection with the Company’s lease agreement entered into in October 2019 (see Note 14), the Company maintained a letter of credit of $1.5 million for the benefit of the landlord, which was reduced to $1.2 million during the nine months ended September 30, 2022. As of September 30, 2022, $0.2 million and $1.0 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2021, $0.3 million and $1.2 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash.

As of September 30, 2022 and December 31, 2021, the cash, cash equivalents and restricted cash of $107.5 million and $54.8 million, respectively, presented in the condensed consolidated statements of cash flows included cash and cash equivalents of $106.1 million and $52.9 million, respectively, and restricted cash of $1.4 million and $1.9 million, respectively.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering in shareholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. The Company recorded $0.2 million and $0.3 million, respectively, of deferred offering costs as of September 30, 2022 and December 31, 2021 in other non-current assets.

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

For the three and nine months ended September 30, 2022, the Company recorded $0.2 million and $1.3 million, respectively, of revenue under collaboration agreements. For the three and nine months ended September 30, 2021, the Company recorded $0.3 million and $0.8 million, respectively, of revenue under collaboration agreements. Please refer to Note 3, “Collaboration Agreement” for additional details regarding revenue recognition under the AstraZeneca Agreement.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the three and nine months ended September 30, 2022 and 2021, unrealized gains and losses on investments are included in other comprehensive income (loss) as a component of shareholders’ equity until realized.

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

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU 2020-04, and ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, or ASU 2021-01, respectively, which provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance was effective beginning on March 12, 2020 through December 31, 2022. The Company’s debt agreement that utilized LIBOR was amended in September 2022 to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”). The Company adopted ASU 2020-04 and ASU 2021-01 upon execution of the amendment to the Company’s debt agreement discontinuing the use of LIBOR and utilized the relief provided by the ASUs. The adoption did not have a material impact on its condensed consolidated financial statements.

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

3.
Collaboration Agreement

Strategic Collaboration Agreement with AstraZeneca UK Limited

On October 30, 2020, the Company and AstraZeneca entered into the AstraZeneca Agreement pursuant to which the Company and AstraZeneca will work to jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer globally by leveraging the Company’s Targeted Alpha Therapies (“TATs”) platform and expertise in radiopharmaceuticals with AstraZeneca’s leading portfolio of antibodies and cancer therapeutics, including DNA damage response inhibitors, or DDRis. Each party retains full ownership over its existing assets.

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

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense. For the three and nine months ended September 30, 2022, the Company incurred $1.3 million and $4.6 million, respectively, in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $0.8 million and $2.4 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs. For the three and nine months ended September 30, 2021, the Company incurred $1.6 million and $2.0 million, respectively, in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $0.8 million and $1.0 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs. As of September 30, 2022 and December 31, 2021, the Company recorded $2.1 million and $1.4 million, respectively, due from AstraZeneca for reimbursement of shared costs in prepaid expenses and other current assets.

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

The following table presents changes in the Company’s accounts receivable and contract liabilities for the nine months ended September 30, 2022 (in thousands):

	Balance as of			Balance as of
	December 31, 2021	Additions	Deductions	September 30, 2022
Accounts receivable	$357	$362	$(504)	$215
Contract liabilities:
Deferred revenue	$4,038	$—	$(959)	$3,079

During the three and nine months ended September 30, 2022 and 2021, the Company recognized the following revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$128	$146	$959	$546

The current portion of deferred revenue and deferred revenue, net of current portion, are $0.4 million and $2.7 million as of September 30, 2022, respectively, which reflects the Company’s estimate of the revenue it expects to recognize within the next 12 months and beyond 12 months, respectively. The Company expects to recognize the revenue associated with the AstraZeneca Agreement in subsequent periods through the year ending December 31, 2026.

4.
Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements as of September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$7,990	$—	$—	$7,990
Canadian Government agency debt securities	—	18,124	—	18,124
U.S. Government agency debt securities	—	58,406	—	58,406
Investments:
Commercial paper	—	19,365	—	19,365
Corporate bonds	—	7,475	—	7,475
Municipal bonds	—	4,934	—	4,934
Canadian Government agency debt securities	—	9,243	—	9,243
U.S. Government agency debt securities	—	58,412	—	58,412
	$7,990	$175,959	$—	$183,949

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$11,490	$—	$—	$11,490
Investments:
Commercial paper	—	19,041	—	19,041
Corporate bonds	—	21,941	—	21,941
Municipal bonds	—	14,866	—	14,866
Canadian Government agency debt securities	—	3,320	—	3,320
U.S. Government agency debt securities	—	108,716	—	108,716
	$11,490	$167,884	$—	$179,374

During the nine months ended September 30, 2022 and the year ended December 31, 2021, there were no transfers between Level 1, Level 2 and Level 3.

5.
Investments

Investments consisted of the following (in thousands):

	September 30, 2022
	Amortized Cost	Fair Value
Due within one year or less	$100,685	$99,429
Due after one year through three years	—	—
	$100,685	$99,429

	December 31, 2021
	Amortized Cost	Fair Value
Due within one year or less	$147,945	$147,897
Due after one year through three years	20,054	19,987
	$167,999	$167,884

As of September 30, 2022, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$19,402	$—	$(37)	$19,365	$19,365	$—
Corporate bonds	7,506	—	(31)	7,475	7,475	—
Municipal bonds	4,972	—	(38)	4,934	4,934	—
Canadian Government agency debt securities	9,892	—	(649)	9,243	9,243	—
U.S. Government agency debt securities	58,913	—	(501)	58,412	58,412	—
	$100,685	$—	$(1,256)	$99,429	$99,429	$—

As of December 31, 2021, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$19,041	$1	$(1)	$19,041	$19,041	$—
Corporate bonds	21,929	32	(20)	21,941	17,444	4,497
Municipal bonds	14,878	—	(12)	14,866	14,866	—
Canadian Government agency debt securities	3,287	33	—	3,320	3,320	—
U.S. Government agency debt securities	108,864	—	(148)	108,716	93,226	15,490
	$167,999	$66	$(181)	$167,884	$147,897	$19,987

6.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid external research and development expenses	$3,963	$5,030
Prepaid insurance	1,961	2,144
Prepaid software subscriptions	455	302
Income tax receivable	391	308
Interest receivable	107	350
Other receivable due from AstraZeneca	2,053	1,396
Canadian harmonized sales tax receivable	156	178
Other	635	233
	$9,721	$9,941

7.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued employee compensation and benefits	$3,647	$3,301
Accrued external research and development expenses	5,364	3,635
Accrued professional and consulting fees	1,120	627
Other	127	—
	$10,258	$7,563

8.
Debt

Long-term debt, net of discount, consisted of the following (in thousands):

September 30,
2022
Principal amount of long‑term debt	$35,000
Less: Current portion of long‑term debt	—
Long‑term debt, net of current portion	35,000
Accretion of Final Fee	45
Debt discount	(939)
Long‑term debt, net of discount	$34,106

Loan Agreement

On April 4, 2022 (the “Original Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC, as collateral agent and lender (the “Lender”). The Lender initially agreed to make available to the Company term loans in an aggregate principal amount of up to $75.0 million under the Loan Agreement. The Company plans to use the proceeds of the term loans for working capital and general corporate purposes. The Loan Agreement initially provided a term loan commitment of $75.0 million in three potential tranches: (i) a $25.0 million Term A loan facility, with $10.0 million funded on the Original Closing Date and the remaining $15.0 million to be funded at the request of the Company on a one-time basis at any time prior to April 4, 2023, (ii) a $25.0 million Term B loan facility to be funded at the request of the Company, subject to certain conditions being met, no later than June 30, 2023, and (iii) a $25.0 million Term C loan facility to be funded at the Lender’s sole discretion. The Term A and Term B loan facilities have a maturity date of April 1, 2027.

Initially borrowings under all three loan facilities bear interest at a floating per annum rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the greater of (x) 1 Month LIBOR Rate and (y) 0.10% plus (b) 7.90%.

On August 23, 2022, the Company and the Lender entered into a Consent and First Amendment to Loan and Security Agreement to amend certain terms of the Loan Agreement.

On September 21, 2022, the Company and the Lender entered into a Second Amendment to Loan and Security Agreement (together with the Loan Agreement and Consent and First Amendment to Loan and Security Agreement, the “Amended Loan Agreement”). The Amended Loan Agreement provides a term loan commitment of $75.0 million in four potential tranches: (i) a $10.0 million Term A loan facility, funded on the Original Closing Date, (ii) a $25.0 million Term B loan facility, funded at the request of the Company subject to certain conditions having been met, for which funding took place in connection with the execution of the Amended Loan Agreement, (iii) a $15.0 million Term C loan facility to be funded at the request of the Company, subject to certain conditions being met, no later than April 4, 2023, and (iv) a $25.0 million Term D loan facility to be funded at the Lender’s sole discretion. The Term A, Term B and Term C loan facilities have a maturity date of April 1, 2027. The floating per annum rate of interest for borrowings under all four loan facilities was amended to the greater of (i) 8.00% and (ii) the sum of (a) 1-Month CME Term SOFR (as defined in the Amended Loan Agreement), (b) 0.10% and (c) 7.90%.

As the terms of the amendments were not substantially different than the terms of the Loan Agreement, the amendments were accounted for as a debt modification. Issuance costs payable to the Lender in connection with the amendments were recorded as an additional debt discount and will be amortized to interest expense over the remaining term, together with unamortized original issuance costs, using the effective interest method.

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

The Loan Agreement contains financial covenants that require the Company to maintain certain minimum cash balances generally equal to 55% of the outstanding principal or 110% of the outstanding principal in cases where the cash balances are not maintained in accounts pledged as collateral for the benefit of the Lender. The Company was in compliance with all such covenants as of September 30, 2022. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable. The Company’s obligations under the Loan Agreement are collateralized by a first priority security interest in substantially all of its assets.

As of September 30, 2022, the estimated future principal payments due were as follows (in thousands):

Year Ending December 31,
2022 (three months)	$—
2023	—
2024	—
2025	10,652
2026	18,261
Thereafter	6,087
$35,000

In connection with the Loan Agreement and the funding of the Term A loan facility, the Company issued warrants to the Lender (the “Term A Warrants”) (see Note 9) to purchase an aggregate of 26,110 common shares, equal to 2.00% of the $10.0 million funded from the Term A loan facility divided by the exercise price of $7.66 per share.

In connection with the funding of the Term B loan facility, the Company issued warrants to the Lender (the “Term B Warrants”) (see Note 9) to purchase an aggregate 170,010 common shares, equal to 2.00% of the $25.0 million funded from the Term B loan facility divided by the exercise price of $2.94 per share.

The Company is obligated to issue additional warrants (the “Additional Warrants”) to the Lender in the event the Term C loan facility and/or the Term D loan facility is funded. The Additional Warrants will also be equal to 2.00% of the term loan funded. Each warrant will terminate ten years from the date of its original issuance.

The Company accounted for the Term A Warrants and Term B Warrants as equity instruments since they were indexed to the common shares and met the criteria for equity classification. The relative fair value of the Term A Warrants and Term B Warrants were $0.1 million and $0.4 million, respectively, and were recorded as a debt discount. This amount is being amortized to interest expense over the term of the loans using the effective-interest method. The Company estimated the fair value of the Term A Warrants and Term B Warrants using the Black-Scholes option-pricing model.

9.
Equity

Common Shares

On July 2, 2021, the Company entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC to issue and sell common shares of up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as the Company’s agent and/or principal (the “ATM Facility”). The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. The Company has no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of September 30, 2022, the Company has sold 1,419,068 common shares for net proceeds of $5.7 million under the Sales Agreement.

As of September 30, 2022, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue unlimited common shares, each with no par value per share.

Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through September 30, 2022, no cash dividends had been declared or paid by the Company.

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

Upon the closing of the IPO, the warrants to purchase the convertible preferred shares and warrants to purchase the preferred exchangeable shares of the Company’s former Irish subsidiary were converted into warrants to purchase 749,197 common shares at an exercise price of $8.10 per share. In January 2022, the remaining 651,816 of unexercised common share warrants expired.

In April 2022, in connection with the Loan Agreement with Oxford Finance LLC (see Note 8) and the funding of the Term A loan facility, the Company issued warrants to the Lender to purchase an aggregate of 26,110 common shares, equal to 2.00% of the $10.0 million funded from the Term A loan facility divided by the exercise price of $7.66 per share.

In September 2022, the Term B loan facility was funded by Oxford Finance LLC and the Company issued warrants to the Lender to purchase an aggregate of 170,010 common shares, equal to 2.00% of the $25.0 million funded from the Term B loan facility divided by the exercise price of $2.94 per share.

The Company is obligated to issue additional warrants to the Lender in the event the Term C loan facility and/or the Term D loan facility is funded. As of September 30, 2022, there were 196,120 common share warrants outstanding.

10.
Share-based Compensation

2020 Stock Option and Incentive Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on June 24, 2020. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 4,273,350, which is cumulatively increased each January 1 by 4% of the number of the Company’s common shares outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee of the board of directors. The common shares underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares, expire or are otherwise terminated (other than by exercise) under the 2020 Plan and the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) will be added back to the common shares available for issuance under the 2020 Plan. The total number of common shares reserved for issuance under the 2020 Plan was 7,897,030 shares as of September 30, 2022.

As of September 30, 2022, 2,316,285 shares, remained available for future grant under the 2020 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2017 Equity Incentive Plan

The 2017 Plan provides for the Company to grant incentive stock options or nonqualified stock options, restricted share awards and restricted share units to employees, officers, directors and non-employee consultants of the Company.

As of September 30, 2022 and December 31, 2021, no shares remained available for future grant under the 2017 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2020 Employee Share Purchase Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Employee Share Purchase Plan (the “ESPP”), which became effective on June 24, 2020. A total of 450,169 common shares were reserved for issuance under this plan. In addition, the number of common shares that may be issued under the ESPP is automatically increased each January 1 by the lesser of (i) 900,338 common shares, (ii) 1% of the number of the Company’s common shares outstanding on the immediately preceding December 31 and (iii) such lesser number of shares as determined by the Company’s compensation committee of the board of directors. As of September 30, 2022, 43,857 shares were issued under the ESPP. The total number of common shares reserved for issuance under the ESPP was 1,298,164 shares as of September 30, 2022.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	3.23%	1.02%	1.94%	0.85%
Expected term (in years)	6.1	6.1	5.7	6.1
Expected volatility	68.4%	66.9%	63.0%	66.9%
Expected dividend yield	0%	0%	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	8,045,706	$7.84	8.2	$6,597
Granted	2,987,350	6.75
Exercised	(84,079)	2.07
Forfeited/cancelled	(783,904)	8.08
Outstanding as of September 30, 2022	10,165,073	$7.55	7.9	$3,249
Vested and expected to vest as of September 30, 2022	10,028,473	$7.49	7.9	$3,249
Options exercisable as of September 30, 2022	4,835,908	$6.45	6.9	$3,000

Included in the table above are 1,409,600 options outstanding as of September 30, 2022 that were granted outside of the 2020 Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those options that had exercise prices lower than the fair value of the Company’s common shares. The intrinsic value for stock options exercised during the nine months ended September 30, 2022 and 2021 was $0.3 million and $3.3 million, respectively. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was $4.06 and $6.17 per share, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity since December 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested as of December 31, 2021	—	$—
Granted	100,400	5.91
Vested	—	—
Forfeited	(26,700)	5.91
Unvested as of September 30, 2022	73,700	$5.91

Share-based Compensation

Share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$930	$728	$2,748	$1,913
General and administrative expenses	1,767	1,646	5,318	4,324
	$2,697	$2,374	$8,066	$6,237

As of September 30, 2022, total unrecognized share-based compensation expense related to unvested stock options was $25.1 million, which is expected to be recognized over a weighted-average period of 2.6 years. Additionally, as of September 30, 2022, the Company has unrecognized share-based compensation expense of $1.0 million related to unvested stock options with performance-based vesting conditions for which performance has not been deemed probable.

As of September 30, 2022, total unrecognized share-based compensation expense related to unvested restricted stock units was $0.4 million, which is expected to be recognized over a weighted-average period of 2.6 years.

11.
License Agreements and Asset Acquisitions

License Agreement with the Centre for Probe Development and Commercialization Inc.

In November 2015, the Company entered into a license agreement with the Centre for Probe Development and Commercialization Inc. (“CPDC”), a related party (see Note 16) (the “CPDC Agreement”). Under the CPDC Agreement, the Company was granted an exclusive, sublicensable, nontransferable, worldwide license under CPDC’s patent rights related to CPDC’s radiopharmaceutical linker technology to develop, market, make, use and sell certain products for all disease indications and uses in humans, whether diagnostic or therapeutic. The Company has the right to grant sublicenses of its rights. The CPDC Agreement was amended in 2017; however, there were no material changes to the terms of the CPDC Agreement. Also in 2017, the Company entered into a second license agreement with CPDC, under which the Company was granted an exclusive, sublicensable, worldwide license under CPDC’s patent rights related to certain CPDC radiopharmaceutical linker technology to develop, market, make, use and sell certain products for all disease indications and uses in humans. The Company has the right to grant sublicenses of its rights.

The Company has no obligations under any of the agreements with CPDC to make any milestone payments or to pay any royalties or annual maintenance fees to CPDC.

During the three and nine months ended September 30, 2022 and 2021, the Company did not make any payments to CPDC or recognize any research and development expenses under the license agreements with CPDC.

License Agreement with ImmunoGen, Inc.

In December 2016, the Company entered into a license agreement with ImmunoGen, Inc. (“ImmunoGen”) (the “ImmunoGen Agreement”). Under the ImmunoGen Agreement, the Company was granted an exclusive, sublicensable, worldwide license under ImmunoGen’s patent rights to use, develop, manufacture and commercialize any radiopharmaceutical conjugate that includes a certain compound and any resulting commercialized products. The Company has the right to grant sublicenses of its rights.

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

During the three and nine months ended September 30, 2022 and 2021, the Company did not make any payments to ImmunoGen or recognize any research and development expenses under the ImmunoGen Agreement.

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

During the three months ended September 30, 2022, the Company did not make any payments to MediaPharma or recognize any research and development expenses under the MediaPharma Agreement. During the nine months ended September 30, 2022, the Company made a payment to MediaPharma of $0.1 million upon the achievement of a specified development milestone and recognized this amount as research and development expense in its consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2021, the Company did not make any payments to MediaPharma or recognize any research and development expenses under the MediaPharma Agreement.

Asset Acquisition from Rainier Therapeutics, Inc. and License Agreement with Genentech, Inc.

On March 10, 2020 (the “Closing”), the Company and Rainier Therapeutics, Inc. (“Rainier”) entered into an asset acquisition agreement (the “Rainier Agreement”). Under the Rainier Agreement, the Company purchased all rights, title and interest to Rainier’s, and any of its affiliates’ and sublicensees’, patents and other tangible and intangible assets to perform research and to develop, manufacture and commercialize a specified compound of antibody molecules that bind to targets for the prevention, treatment and diagnosis of all diseases and conditions only using such compound as an antibody drug conjugate. The Company concluded to account for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, the license rights.

In connection with the asset acquisition, the Company paid an upfront fee of $1.0 million to Rainier and recognized this amount as research and development expense in the condensed consolidated statement of operations and comprehensive loss during the year ended December 31, 2020, as the IPR&D acquired had no alternative future use as of the acquisition date.

Unless the Rainier Agreement was terminated pursuant to its terms, which termination initially could not have occurred later than eight months following the Closing (the “Outside Date”), the Company was obligated to pay Rainier an additional amount of $3.5 million and to issue 313,359 of the Company’s common shares on the Outside Date. Since the Rainier Agreement was not terminated by the Outside Date, as further described below, the Company is also obligated to make aggregate milestone payments to Rainier of up to $22.5 million and to issue up to 156,679 of the Company’s common shares upon the achievement of specified development and regulatory milestones and of up to $42.0 million upon the achievement of specified sales milestones.

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

The Rainier Agreement could have been terminated at any time prior to the Outside Date upon 30 days’ notice by the Company to Rainier or upon the mutual written consent of both parties. In October 2020, the Company and Rainier entered into a first amendment to the Rainier Agreement (the “First Amended Rainier Agreement”) to extend certain terms of the Rainier Agreement. Specifically, the Outside Date was amended such that termination may not occur later than eleven months following the Closing, or February 10, 2021 (the “Revised Outside Date”). On February 8, 2021, the Company and Rainier entered into a second amendment to the First Amended Rainier Agreement, as amended (the “Second Amended Rainier Agreement”). Pursuant to the Second Amended Rainier Agreement, the Outside Date was further amended such that termination may not occur later than July 1, 2021, and such amendment was made in consideration for early payment of the additional $3.5 million owed to Rainier which the Company paid and recorded as research and development expense during the nine months ended September 30, 2021. On May 26, 2021, the Company notified Rainier of its intent to continue development of the asset and issued 313,359 of its common shares to Rainier on July 1, 2021. In August 2022, the Company announced the dosing of the first patient in a Phase 1 study of FPI-1966 and paid a $2.0 million milestone payment and issued 156,679 common shares to Rainier.

During the three and nine months ended September 30, 2022, the Company recognized $3.3 million of research and development expense associated with the payment of $2.0 million and the issuance of 156,679 of its common shares as noted above. During the three months ended September 30, 2021, the Company did not recognize any research and development expense associated with the Second Amended Rainier Agreement. During the nine months ended September 30, 2021, the Company recognized $6.1 million of research and development expense associated with the payment of $3.5 million and the issuance of 313,359 of its common shares as noted above.

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

During the three and nine months ended September 30, 2022 and 2021, the Company did not make any payments to Genentech or recognize any research and development expenses under the Genentech License Agreement.

Collaboration Agreement and Supply Agreement with TRIUMF Innovations, Inc.

On December 10, 2020, the Company entered into a Collaboration Agreement and Supply Agreement (the “Collaboration Agreement”) with TRIUMF Innovations Inc. and TRIUMF JV (collectively, “the TRIUMF entities”) for the development, production and supply of actinium-225 to the Company. Under the Collaboration Agreement as executed in December 2020, the Company is obligated to pay the TRIUMF entities an aggregate of $5.0 million CAD upon the achievement of certain milestones. The Collaboration Agreement contemplated that the parties would enter into an amendment thereto to expand the scope of the project and provide for additional milestone payments.

As of September 30, 2022, the TRIUMF entities had achieved certain milestones under the Collaboration Agreement totaling $3.0 million CAD (equivalent to $2.3 million at the time of payment) which were paid during the nine months ended September 30, 2021 and are being recognized as research and development expense over the period of performance by the TRIUMF entities. During the three and nine months ended September 30, 2022, the Company recognized the amortization of less than $0.1 million and $0.1 million, respectively, as research and development expense under the Collaboration Agreement. During the three and nine months ended September 30, 2021, the Company recognized the amortization of $0.5 million and $1.4 million, respectively, as research and development expense under the Collaboration Agreement.

As previously contemplated, on August 12, 2021, the parties amended the Collaboration Agreement in order to expand the scope of the project and the Company agreed to make an additional financial investment of up to $15.0 million CAD in connection with development of new process technology for the manufacture of actinium-225 upon the achievement of certain milestones under an amendment to the Collaboration Agreement (the “Amended Collaboration Agreement”). In connection with the Amended Collaboration Agreement, the parties have formed a company (“NewCo”) to hold certain intellectual property derived from the collaboration. NewCo is jointly owned and managed by the Company and the TRIUMF entities and its purpose is to manufacture actinium-225 for the research, clinical and commercial needs of the Company, and in certain circumstances, other third parties. The supply of actinium-225 by NewCo to the Company shall be done under a commercial supply agreement, to be negotiated by NewCo and the Company. The Company is expected to purchase at least 50% of its annual actinium-225 requirements from NewCo, unless NewCo is unable to supply such necessary quantities to the Company, in which case the Company may use other actinium-225 suppliers to meet its commercial needs. As of September 30, 2022, there were no assets held by NewCo.

As of September 30, 2022, the TRIUMF entities had achieved certain milestones under the Amended Collaboration Agreement totaling $5.0 million CAD (equivalent to $3.9 million at the time of payment) which was paid during the year ended December 31, 2021 and is being recognized as research and development expense over the period of performance by the TRIUMF entities. During the three and nine months ended September 30, 2022, the Company recognized the amortization of $0.2 million and $0.8 million, respectively, as research and development expense under the Amended Collaboration Agreement.

The Company recorded $1.4 million and $1.9 million of milestone payments in prepaid expenses and other current assets and other non-current assets, respectively, as of September 30, 2022 based on its estimate of costs to be incurred over the 12 months following the balance sheet date for both the Collaboration Agreement and the Amended Collaboration Agreement.

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

During the three and nine months ended September 30, 2022, the Company did not make any payments to Ipsen or recognize any research and development expenses under the Ipsen Agreement. During the nine months ended September 30, 2021, the Company recognized $6.4 million of research and development expense associated with the issuance of 600,000 of its common shares upon closing pursuant to the Ipsen Agreement. Additionally, during the nine months ended September 30, 2021, the Company paid $0.8 million which was recognized as research and development expense.

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

Collaboration and Supply Agreement with Niowave, Inc.

On June 9, 2022, the Company entered into a Collaboration and Supply Agreement with Niowave, Inc. (“Niowave”) (as amended from time to time, the “Niowave Agreement”) for the development, production and supply of actinium-225 to the Company. Under the Niowave Agreement, the Company is obligated to pay Niowave an aggregate of $5.0 million upon the achievement of certain milestones.

On September 26, 2022, the Company entered into an amendment to the Niowave Agreement to amend certain terms of the Niowave Agreement, but made no change to the aggregate milestone payments owed under the Niowave Agreement.

As of September 30, 2022, Niowave had achieved certain milestones under the Niowave Agreement totaling $0.9 million which was paid in October 2022 and is being recognized as research and development expense over the period of performance by Niowave. During the three and nine months ended September 30, 2022, the Company recognized $0.4 million and $0.5 million, respectively, as research and development expense under the Niowave Agreement.

12.
Income Taxes

The Company is domiciled in Canada and is primarily subject to taxation in that country. During the three and nine months ended September 30, 2022, the Company recorded a tax benefit of $0.8 million and $1.5 million, respectively, primarily related to return to provision adjustments arising during the periods from its operating company in the U.S., as well as a change to Section 174 of the Tax Cuts and Jobs Act of 2017 (as amended, the “TCJA”). Under the TCJA, the Company is required to capitalize, and subsequently amortize, R&D expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. The capitalization of R&D expenses during these periods resulted in an increase to the Company’s U.S. taxable income and foreign derived intangible income (“FDII”), resulting in an increase in the Company’s FDII deduction. During the three and nine months ended September 30, 2021, the Company recorded a tax provision of less than $0.1 million and $0.1 million, respectively, related to income tax obligations of its operating company in the U.S., which typically generates a profit for tax purposes, partially offset by discrete share-based compensation items arising during the periods.

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the three and nine months ended September 30, 2022 and 2021, the Company excluded Canada from the calculation of the AETR as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses in Canada, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its Canadian deferred tax assets. As a result, as of September 30, 2022 and December 31, 2021, the Company has recorded a full valuation allowance against its net deferred tax assets in Canada.

13.
Net Loss per Share

Net Loss per Share Attributable to Common Shareholders

Basic and diluted net loss per share attributable to common shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(24,013)	$(19,429)	$(62,995)	$(63,811)

Denominator:
Weighted-average common shares outstanding—basic and diluted	43,683,738	43,022,762	43,405,566	42,441,091
Net loss per share attributable to common shareholders —basic and diluted	$(0.55)	$(0.45)	$(1.45)	$(1.50)

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

	Nine Months Ended September 30,
	2022	2021
Options to purchase common shares	10,165,073	7,649,288
Unvested restricted stock units	73,700	—
Warrants to purchase common shares	196,120	651,816
	10,434,893	8,301,104

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

In October 2019, the Company entered into an operating lease for office space in Boston, Massachusetts, which expires February 2026 and has no renewal options. In connection with entering into the original lease agreement, the Company issued a letter of credit of $1.5 million for the benefit of the landlord, which was reduced to $1.2 million during the nine months ended September 30, 2022. As of September 30, 2022, $0.2 million and $1.0 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2021, $0.3 million and $1.2 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash.

On March 16, 2021, the Company entered into an amendment to its lease for office space in Boston, Massachusetts to expand the area under lease (“Expansion Premises”) and extend the term of the premises currently under lease (“Original Premises”) to align with the lease end date for the Expansion Premises. The additional rent for the Expansion Premises was determined to be commensurate with the additional right-of-use and is accounted for as a new operating lease that was recognized on the Company’s balance sheet since the Company was able to access the Expansion Premises upon execution of the amendment. The Company has made certain improvements to the Expansion Premises, for which the landlord has provided the Company an allowance of $0.2 million which was recorded as a reduction to operating lease right-of-use assets and operating lease liabilities as of December 31, 2021, and for which reimbursement was received during the nine months ended September 30, 2022. The rental payments for the Expansion Space commenced on January 1, 2022. The lease end date for the Original Premises and the Expansion Premises is April 30, 2027, with no option to extend the lease term. The lease modification for the extension of the Original Premises and the recognition of the Expansion Premises resulted in increases to the Company’s right-of-use asset balance, which was obtained in exchange for operating lease liabilities, of $0.9 million and $1.2 million, respectively.

On June 1, 2021, the Company entered into a lease for a manufacturing facility in Hamilton, Ontario. The Company currently expects the rent for the manufacturing facility, which is under construction, to commence in January 2023, approximately two months after the anticipated delivery date of the premises. The Company currently expects the lease end date for the manufacturing facility to be in December 2037. The lease has a five-year renewal option, which the Company is not reasonably certain to exercise and therefore was not included in the expected lease term. Upon execution of the lease in June 2021, the Company paid $2.5 million CAD (equivalent to $2.1 million at the time of payment) which represented an initial direct cost paid prior to the lease commencement date. As of September 30, 2022, the $2.1 million payment was recorded to prepaid rent as a component of other non-current assets. On the lease commencement date, the Company will reclassify the prepayment to the right-of-use asset, thereby increasing its initial value, but it will not be included in the measurement of the lease liability. The lease was not recorded on the condensed consolidated balance sheet as a component of the Company’s right-of-use asset and operating lease liabilities as of September 30, 2022 as the facility is under construction and the lease has not commenced. As of September 30, 2022, the estimate of the undiscounted future minimum lease payments due under the lease is $18.6 million which is not included in the future maturities of operating lease liabilities table below. The Company is currently evaluating the lease classification as an operating lease or finance lease for accounting purposes.

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

The components of operating lease cost, which are included within operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$368	$365	$1,103	$1,032
Variable lease cost	19	4	59	20
Total lease cost	$387	$369	$1,162	$1,052

The following table summarizes supplemental information for the Company’s operating leases:

As of September 30,
2022
Weighted-average remaining lease term (in years)	4.6
Weighted average discount rate	5.1%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$1,078

As of September 30, 2022, the future maturities of operating lease liabilities are as follows (in thousands):

Year Ending December 31,
2022 (three months)	$369
2023	1,495
2024	1,530
2025	1,567
2026	1,505
Thereafter	619
Total lease payments	$7,085
Less: imputed interest	(785)
Total lease liabilities	$6,300

15.
Commitments and Contingencies

Manufacturing Commitments

In January 2019, and as amended in September 2020, the Company entered into an agreement with CPDC, a related party (see Note 16), to manufacture clinical trial materials. In August 2022, this agreement was assigned and transferred to a third-party contract manufacturing organization who is not a related party. As of September 30, 2022, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.4 million over the following twelve months.

In May 2019, the Company entered into an agreement with a third-party contract manufacturing organization to manufacture clinical trial materials. As of September 30, 2022, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.8 million over the following twelve months.

On March 31, 2022, the Company entered into an agreement with another third-party contract manufacturing organization to manufacture clinical trial materials. As of September 30, 2022, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.2 million over the following twelve months.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 11).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2022 or December 31, 2021.

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

Besides the license agreements entered into with CPDC (see Note 11), the Company had also entered into a Master Services Agreement and a Supply Agreement with CPDC, under which CPDC provided services to the Company related to preclinical and manufacturing services, administrative support services and access to laboratory facilities. In connection with the Supply Agreement, the Company was obligated to pay CPDC an amount of $0.2 million per quarter, or $0.9 million in the aggregate per year, plus fees for materials, packaging and distribution of products supplied to the Company. The Company recognized expenses in connection with the services performed in the normal course of business under the Master Services Agreement and the Supply Agreement in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$27	$570	$1,435	$1,226
General and administrative expenses	1	10	18	42
	$28	$580	$1,453	$1,268

During the three and nine months ended September 30, 2022, the Company made payments to CPDC in connection with the services described above of $0.6 million and $1.8 million, respectively. During the three and nine months ended September 30, 2021, the Company made payments to CPDC in connection with the services described above of $0.5 million and $1.4 million, respectively. As of September 30, 2022, there were no amounts due to CPDC by the Company in connection with the services described above. As of December 31, 2021, amounts due to CPDC by the Company in connection with the services described above totaled $0.5 million which was included in accounts payable and accrued expenses on the condensed consolidated balance sheet.

In addition to costs incurred in connection with the services described above, the Company also reimbursed CPDC for purchases on the Company’s behalf from parties with which the Company did not have an account. During the three and nine months ended September 30, 2022, the Company made payments to CPDC of $0.1 million, for both periods, for reimbursement of these pass-through costs. During the three and nine months ended September 30, 2021, the Company made payments to CPDC of less than $0.1 million and $0.2 million, respectively, for reimbursement of these pass-through costs.

During the three months ended September 30, 2022, the Company did not record any purchases of lab equipment from CPDC which they acquired from third-party vendors on its behalf. During the nine months ended September 30, 2022, the Company recorded $0.2 million of lab equipment purchased from CPDC which they acquired from third-party vendors on its behalf.

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

In August 2022, CPDC transferred and assigned all agreements (including the Master Services Agreement and the Supply Agreement) other than the license agreements (see Note 11) with the Company to a third-party contract manufacturing organization, who is not a related party. All terms and conditions of the agreements that were transferred and assigned will remain in full force and effect. CPDC’s performance obligations under these agreements will be undertaken by this third-party contract manufacturing organization.

17.
Geographical Information

The Company has operating companies in the United States and Canada. Information about the Company’s long-lived assets, consisting solely of property and equipment, net, by geographic region was as follows (in thousands):

	September 30, 2022	December 31, 2021
United States	$500	$541
Canada	3,351	2,426
	$3,851	$2,967

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

Our lead product candidate, FPI-1434, utilizes our Fast-Clear linker to connect a humanized monoclonal antibody that targets the insulin-like growth factor 1 receptor, or IGF-1R, with actinium-225, or 225Ac. We are currently evaluating FPI-1434 as a monotherapy in the dose escalation portion of a Phase 1 clinical trial in patients with IGF-1R positive solid tumors to assess its safety, tolerability and pharmacokinetics as well as to identify the recommended Phase 2 dose. As part of the screening process, patients are administered the imaging analogue of FPI-1434, which utilizes the same linker and targeting molecule, but replaces 225Ac with the radioactive isotope indium-111, or 111In, and only those patients who meet predefined tumor uptake and dosimetry, and show organ radiation exposure within the limits of established standards for normal organ radiation tolerability, are advanced into the trial. In our ongoing Phase 1 trial, we are exploring various dosing levels of FPI-1434 in two dosing regimens: one with FPI-1434 alone, and another in which a small dose of cold antibody (naked IGF-1R antibody without the isotope) is administered prior to the imaging analogue and prior to each dose of FPI-1434. We are exploring the impact of administering the cold IGF-1R antibody prior to the imaging analogue and prior to each dose of FPI-1434 on the biodistribution, safety and tumor uptake. We refer to this dosing regimen as the “cold/hot” dosing regimen; we refer to the dosing regimen of FPI-1434 without pre-administration of the cold antibody as the “hot only” dosing regimen. The introduction of this “cold/hot” dosing regimen resulted, in part, from a cold antibody sub-study that was performed as part of the Phase 1 study, whereby a small amount of cold IGF-1R antibody was administered prior to administration of the imaging analogue only. We are currently prioritizing patient enrollment into the “cold/hot” dosing regimen. We anticipate reporting Phase 1 safety, pharmacokinetics, and imaging data, including any evidence of anti-tumor activity, and details on the dosing regimen in the first half of 2023.

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

We submitted investigational new drug applications, or INDs, to the U.S. Food and Drug Administration, or FDA, for FPI-1966 and FPI-1967, the imaging analogue, for the treatment of head and neck and bladder cancers expressing fibroblast growth factor receptor 3, or FGFR3, in the second quarter of 2021 and announced FDA clearance of the INDs in July 2021. The Phase 1, non-randomized, open-label clinical trial of FPI-1966 in patients with solid tumors expressing FGFR3, intended to investigate safety, tolerability and pharmacokinetics and to establish the recommended Phase 2 dose, has been initiated with study sites open to patient recruitment. We dosed the first patient in August 2022 and plan to provide guidance on timing for preliminary pharmacokinetic, imaging and safety data following initial experience with patient screening via imaging with FPI-1967, in order to more accurately predict the cadence of patient enrollment.

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

Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. On June 30, 2020, we completed our initial public offering, or IPO, of our common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs. Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). Through September 30, 2022, we had received net proceeds of $369.9 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). In July 2021, we entered into an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC to issue and sell up to $100.0 million of our common shares, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as our agent. As of September 30, 2022, we had received net proceeds of $5.7 million from sales of common shares under the Sales Agreement. In April 2022, we received proceeds of $9.8 million from the funding of the Term A loan facility with Oxford Finance LLC, or Oxford. In September 2022, we received proceeds of $24.9 million from the funding of the Term B loan facility with Oxford.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $24.0 million and $63.0 million for the three and nine months ended September 30, 2022, respectively, and $19.4 million and $63.8 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $257.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of September 30, 2022, we had cash, cash equivalents and investments of $205.5 million. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2024.

Impact of the COVID-19 Pandemic

We continue to closely monitor the effects of COVID-19, including new variants thereof, on our clinical trials. Despite efforts to mitigate the impacts of the COVID-19 pandemic, including the addition of new trial sites, in prior quarters we saw patient enrollment rates decline primarily as a result of resourcing and reduced staffing issues at the trial sites.

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

During the three and nine months ended September 30, 2022, we recognized $0.2 million and $1.3 million, respectively, in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss. During the three and nine months ended September 30, 2021, we recognized $0.3 million and $0.8 million, respectively, in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss.

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

In connection with the AstraZeneca Agreement, we and AstraZeneca are both active participants in the research and development activities of the collaboration and we are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement with respect to the novel TATs program, or the Novel TATs Collaboration. As this arrangement falls within the scope of ASC 808, Collaborative Arrangements, or ASC 808, all payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense. For the three and nine months ended September 30, 2022, we incurred $1.3 million and $4.6 million, respectively, in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $0.8 million and $2.4 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs. For the three and nine months ended September 30, 2021, we incurred $1.6 million and $2.0 million, respectively, in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $0.8 million and $1.0 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs.

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

Other Income (Expense)

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest income earned on our cash, cash equivalents and investment balances and the amortization of premiums or accretion of discounts associated with our investments, offset by interest owed on outstanding borrowings under our loan and security agreement with Oxford, as well as amortization of debt discount and accretion of backend fees. We expect that our interest income will fluctuate based on the timing and ability to raise additional funds as well as the amount of expenditures for our clinical development of FPI-1434, FPI-1966 and FPI-2059 and ongoing business operations.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Collaboration revenue	$166	$325	$(159)
Operating expenses:
Research and development	16,551	12,684	3,867
General and administrative	7,420	7,156	264
Total operating expenses	23,971	19,840	4,131
Loss from operations	(23,805)	(19,515)	(4,290)
Other (expense) income:
Interest income, net	190	107	83
Other (expense) income, net	(1,159)	27	(1,186)
Total other (expense) income, net	(969)	134	(1,103)
Loss before benefit (provision) for income taxes	(24,774)	(19,381)	(5,393)
Income tax benefit (provision)	761	(48)	809
Net loss	$(24,013)	$(19,429)	$(4,584)

Collaboration Revenue

Collaboration revenue was $0.2 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, for services provided under the AstraZeneca Agreement.

Research and Development Expenses

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$2,781	$4,851	$(2,070)
FPI-1966	4,389	1,472	2,917
FPI-2059	1,458	—	1,458
Platform development and unallocated research and development expenses:
TAT platform	3,009	2,342	667
Personnel related (including share-based compensation)	4,411	3,510	901
Other	503	509	(6)
Total research and development expenses	$16,551	$12,684	$3,867

Research and development expenses were $16.6 million for the three months ended September 30, 2022, compared to $12.7 million for the three months ended September 30, 2021. The increase of $3.9 million was primarily due to an increase of $2.3 million in direct costs related to our FPI-1434, FPI-1966 and FPI-2059 product candidates, and an increase of $1.6 million in platform development and unallocated research and development costs, described below. The increase in FPI-1966 of $2.9 million is primarily due to discrete items that occurred during the three months ended September 30, 2022, including a common share issuance and cash payment pursuant to our asset purchase agreement with Rainier Therapeutics, Inc., or Rainier, which resulted in the recognition of research and development expense of $1.3 million and $2.0 million, respectively. Additionally, we have incurred program expenses for FPI-2059. FPI-2059 is a TAT designed to use a small molecule to target and deliver 225Ac to tumor sites expressing NTSR1, a protein that is overexpressed in multiple solid tumor types. In June 2022, we announced FDA clearance of our IND application for FPI-2059. Direct costs of $1.5 million for the three months ended September 30, 2022 for our FPI-2059 product candidate are related to preclinical research and preparation for initiation of a Phase 1 clinical trial of FPI-2059. The decrease in FPI-1434 of $2.1 million is primarily due to longer timelines to enroll patients in our Phase 1 clinical trial of FPI-1434.

Platform development and unallocated research and development expenses were $7.9 million for the three months ended September 30, 2022, compared to $6.4 million for the three months ended September 30, 2021. The increase of $1.6 million was due to an increase of $0.9 million in personnel-related costs and an increase of $0.7 million in costs related to our TAT platform. Personnel-related costs for the three months ended September 30, 2022 and 2021 included share-based compensation of $0.9 million and $0.7 million, respectively. The increase in TAT platform costs was primarily due to increased external costs for preclinical studies and activities associated with our advancement of our TAT platform.

General and Administrative Expenses

General and administrative expenses were $7.4 million for the three months ended September 30, 2022, compared to $7.2 million for the three months ended September 30, 2021. The increase of $0.3 million was primarily due to a $0.6 million increase in personnel-related costs, offset by a $0.3 million decrease in corporate and other costs and a decrease of $0.1 million in professional fees. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our general and administrative functions, including in finance, legal, human resources and business development. Personnel-related costs for the three months ended September 30, 2022 and 2021 included share-based compensation of $1.8 million and $1.6 million, respectively.

Other Income (Expense)

Interest Income, Net. Interest income, net for the three months ended September 30, 2022 and 2021 was $0.2 million and 0.1 million, respectively.

Other Income (Expense), Net. Other income (expense), net for the three months ended September 30, 2022 and 2021 was $(1.2) million and less than $0.1 million, respectively. The net decrease of $1.2 million was primarily related to net realized and unrealized foreign exchange losses incurring during the three months ended September 30, 2022.

Income Tax Benefit (Provision)

The income tax benefit (provision) was $0.8 million and less than $(0.1) million for the three months ended September 30, 2022 and 2021, respectively. The increase of $0.8 million was primarily related to return to provision adjustments arising during the three months ended September 30, 2022 from our operating company in the U.S., as well as a change to Section 174 of the Tax Cuts and Jobs Act of 2017 (as amended, the “TCJA”). Under the TCJA, we are required to capitalize, and subsequently amortize, R&D expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. The capitalization of R&D expenses during the three months ended September 30, 2022 resulted in an increase to our U.S. taxable income and foreign derived intangible income (“FDII”), resulting in an increase in our FDII deduction.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Collaboration revenue	$1,321	$846	$475
Operating expenses:
Research and development	41,288	44,546	(3,258)
General and administrative	23,650	20,762	2,888
Total operating expenses	64,938	65,308	(370)
Loss from operations	(63,617)	(64,462)	845
Other (expense) income:
Interest income, net	220	300	(80)
Other (expense) income, net	(1,095)	406	(1,501)
Total other (expense) income, net	(875)	706	(1,581)
Loss before benefit (provision) for income taxes	(64,492)	(63,756)	(736)
Income tax benefit (provision)	1,497	(55)	1,552
Net loss	$(62,995)	$(63,811)	$816

Collaboration Revenue

Collaboration revenue was $1.3 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively, for services provided under the AstraZeneca Agreement.

Research and Development Expenses

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$7,843	$9,866	$(2,023)
FPI-1966	6,446	9,384	(2,938)
FPI-2059	2,313	—	2,313
Platform development and unallocated research and development expenses:
TAT platform	9,116	14,726	(5,610)
Personnel related (including share-based compensation)	13,979	9,377	4,602
Other	1,591	1,193	398
Total research and development expenses	$41,288	$44,546	$(3,258)

Research and development expenses were $41.3 million for the nine months ended September 30, 2022, compared to $44.5 million for the nine months ended September 30, 2021. The decrease of $3.3 million was primarily due to a decrease of $2.6 million in direct costs related to our FPI-1434, FPI-1966 and FPI-2059 product candidates, and a decrease of $0.6 million in in platform development and unallocated research and development costs, described below. The decrease in FPI-1966 of $2.9 million is primarily due to discrete items that occurred during the nine months ended September 30, 2021, including a common share issuance and cash payment pursuant to our asset purchase agreement with Rainier, which resulted in the recognition of research and development expense of $2.6 million and $3.5 million, respectively. This was offset by increased costs due to discrete items that occurred during the nine months ended September 30, 2022, including a common share issuance and cash payment pursuant to our asset purchase agreement with Rainier, which resulted in the recognition of research and development expense of $1.3 million and $2.0 million, respectively. In June 2022, we announced FDA clearance of our IND application for FPI-2059. Direct costs of $2.3 million for the nine months ended September 30, 2022 for our FPI-2059 product candidate are related to preclinical research and preparation for initiation of a Phase 1 clinical trial of FPI-2059. The decrease in FPI-1434 of $2.0 million is primarily due to longer timelines to enroll patients in our Phase 1 clinical trial of FPI-1434.

Platform development and unallocated research and development expenses were $24.7 million for the nine months ended September 30, 2022, compared to $25.3 million for the nine months ended September 30, 2021. The decrease of $0.6 million was due to a decrease of $5.6 million in costs related to our TAT platform, offset by an increase of $4.6 million in personnel-related costs and an increase of $0.4 million in other costs. The decrease in TAT platform costs was primarily due to discrete items that occurred during the nine months ended September 30, 2021, including a common share issuance and cash payment pursuant to our asset purchase agreement with Ipsen, which resulted in the recognition of research and development expense $6.4 million and $0.8 million, respectively. The $2.5 million payment made during the nine months ended September 30, 2021 under our agreement with CPDC for services relating to certain aspects the validation of our manufacturing facility currently under construction in Hamilton, Ontario also contributed to the decrease. These items were offset by increased external costs for preclinical studies and activities associated with the advancement of our TAT platform. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for managing our Phase 1 clinical trials of FPI-1434, FPI-1966 and FPI-2059 and for conducting preclinical research. Personnel-related costs for the nine months ended September 30, 2022 and 2021 included share-based compensation of $2.7 million and $1.9 million, respectively. The increase in other costs was primarily due to an increase in depreciation expense and facilities-related costs.

General and Administrative Expenses

General and administrative expenses were $23.7 million for the nine months ended September 30, 2022, compared to $20.8 million for the nine months ended September 30, 2021. The increase of $2.9 million was primarily due to a $2.7 million increase in personnel-related costs and a $0.4 million increase in corporate and other costs, partially offset by a decrease of $0.3 million in professional fees. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our general and administrative functions, including in finance, legal, human resources and business development. Personnel-related costs for the nine months ended September 30, 2022 and 2021 included share-based compensation of $5.3 million and $4.3 million, respectively.

Other Income (Expense)

Interest Income, Net. Interest income, net for the nine months ended September 30, 2022 and 2021 was $0.2 million and $0.3 million, respectively.

Other Income (Expense), Net. Other income (expense), net for the nine months ended September 30, 2022 and 2021 was $(1.1) million and $0.4 million, respectively. The net decrease of $1.5 million was primarily related to net realized and unrealized foreign exchange losses incurred during the nine months ended September 30, 2022.

Income Tax Benefit (Provision)

The income tax benefit (provision) was $1.5 million and $(0.1) million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $1.6 million was primarily related to return to provision adjustments arising during the nine months ended September 30, 2022 from our operating company in the U.S., as well as a change to Section 174 of the TCJA. Under the TCJA, we are required to capitalize, and subsequently amortize, R&D expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. The capitalization of R&D expenses during the nine months ended September 30, 2022 resulted in an increase to our U.S. taxable income and FDII, resulting in an increase in our FDII deduction.

Liquidity and Capital Resources

Since our inception in 2014, we have not generated any revenue from product sales, and have incurred significant operating losses and negative cash flows from our operations. On June 30, 2020, we completed our IPO of our common shares and issued and sold 12,500,000 shares of our common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs. Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). From our inception through September 30, 2022, we had received net proceeds of $369.9 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). In July 2021, we entered into the Sales Agreement with Jefferies LLC to issue and sell our common shares up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as our agent and/or principal, or the ATM Facility. The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. We have no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of September 30, 2022, we had received net proceeds of $5.7 million from sales of common shares under the Sales Agreement. In April 2022, we received proceeds of $9.8 million from the funding of the Term A loan facility with Oxford. In September 2022, we received proceeds of $24.9 million from the funding of the Term B loan facility with Oxford.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(53,912)	$(59,413)
Net cash provided by investing activities	66,020	6,878
Net cash provided by financing activities	40,602	397
Net increase (decrease) in cash, cash equivalents and restricted cash	$52,710	$(52,138)

Operating Activities

During the nine months ended September 30, 2022, operating activities used $53.9 million of cash, resulting from our net loss of $63.0 million, partially offset by non-cash charges of $8.4 million and net cash provided by changes in our operating assets and liabilities of $0.6 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2022 primarily consisted of a $2.3 million increase in accrued expenses, a $0.4 million decrease in other non-current assets, a $0.2 million decrease in prepaid expenses and other current assets and a $0.2 million decrease in operating lease right-of-use assets, partially offset by a $1.0 million decrease in deferred revenue, a $0.9 million decrease in accounts payable and a $0.8 million decrease in operating lease liabilities.

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

Investing Activities

During the nine months ended September 30, 2022, net cash provided by investing activities was $66.0 million, consisting of maturities of investments of $142.7 million, offset by purchases of investments of $75.5 million and purchases of property and equipment of $1.2 million.

During the nine months ended September 30, 2021, net cash provided by investing activities was $6.9 million, consisting of maturities of investments of $165.3 million, offset by purchases of investments of $157.4 million and purchases of property and equipment of $1.0 million.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $40.6 million, consisting of $34.7 million in proceeds from the issuance of debt in connection with our loan and security agreement with Oxford (as amended from time to time, the “Loan Agreement”), $5.7 million in proceeds from the issuance of common shares from our ATM Facility, net of issuance costs, and $0.2 million in proceeds from the issuance of common shares upon exercise of stock options and our employee share purchase plan.

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

In July 2021, we entered into the Sales Agreement to issue and sell our common shares up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program. As of September 30, 2022, we had received net proceeds of $5.7 million from sales of common shares under the Sales Agreement.

In April 2022, we received proceeds of $9.8 million from the funding of the Term A loan facility with Oxford. In September 2022, we received proceeds of $24.9 million from the funding of the Term B loan facility with Oxford.

We believe that our existing cash, cash equivalents and investments as of September 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

During the three and nine months ended September 30, 2022, we recognized $0.2 million and $1.3 million, respectively, in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss. During the three and nine months ended September 30, 2021, we recognized $0.3 million and $0.8 million, respectively, in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss.

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

We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of our IPO, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2022 and December 31, 2021, we had an aggregate cash, cash equivalents, restricted cash and investments balance of $206.9 million and $222.7 million, respectively, which consisted of cash, money market funds, U.S. and Canadian government agency debt securities, corporate bonds, municipal bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority our investments are short-term in nature. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree, by the effect of a change in market interest rates on our investment portfolio.

As of September 30, 2022, we had $35.0 million of borrowings outstanding under the Loan Agreement. Interest on the outstanding borrowings under the Loan Agreement accrues at a floating per annum rate equal to the greater of (i) 8.00% and (ii) the sum of (a) 1-Month CME Term Secured Overnight Financing Rate (“SOFR”), (b) 0.10% and (c) 7.90%. An immediate 10% change in the one-month SOFR rate would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. The functional currency of our operating company in Canada and operating company in the U.S. is also the U.S. dollar. As a result, we record no cumulative translation adjustments related to translation of unrealized foreign exchange gains or losses.

For the remeasurement of local currency to the U.S. dollar functional currency of the Canadian entity, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, and income items and expenses are translated into U.S. dollars at the average exchange rate in effect during the period. Resulting transaction gains (losses) are included in other income (expense), net in the consolidated statements of operations and comprehensive loss, as incurred. During the three and nine months ended September 30, 2022 and 2021, recognized transaction gains and losses were insignificant.

We do not believe that we are subject to significant risk related to foreign currency exchange rate changes, and we do not expect that foreign currency transaction gains and losses will have a material effect on our financial position or results of operations in the foreseeable future.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor, research supplies and materials and manufacturing raw materials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2022 and 2021.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. Careful consideration should be given to these risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common shares involves a high degree of risk. If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

In connection with entry into the Loan Agreement with Oxford, the Company issued warrants to purchase an aggregate of 196,120 shares of its common shares. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The securities described in this section were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, as set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1†*	Consent and First Amendment to Loan and Security Agreement, dated as of August 23, 2022, by and between Oxford Finance LLC and the Company

10.2*	Second Amendment to Loan and Security Agreement, dated as of September 21, 2022, by and between Oxford Finance LLC and the Company

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Fusion Pharmaceuticals Inc.

Date: November 8, 2022	By:	/s/ John Valliant
John Valliant
Chief Executive Officer

Date: November 8, 2022	By:	/s/ John Crowley
John Crowley
Chief Financial Officer