Form 10-K
period 2022-12-31
Fusion Pharmaceuticals Inc.
filed 2023-03-16
CIK 1805890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the common shares on the NASDAQ Global Select Market on June 30, 2022, was $97.6 million.

The number of the Registrant’s common shares outstanding as of March 6, 2023 was 63,196,334.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its 2023 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2022. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•
We recently acquired rights to an investigational new drug application, or IND, for the development of our Phase 2 clinical candidate, known as FPI-2265, which is now our most advanced clinical candidate. If we are unable to appropriately transfer the IND to us, secure intellectual property rights or otherwise continue with the Phase 2 clinical program, our business may be materially harmed;
•
Assessments of the long-term safety of targeted alpha emitting isotope therapies in humans have been limited, and there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time;
•
We may be unable to obtain a sufficient supply of our product candidates and/or actinium-225, or 225Ac, to support clinical development or at commercial scale;
•
Our business is highly dependent on our lead product candidates, FPI-2265 and FPI-1434, as the lead investigational assets for our Targeted Alpha Therapies, or TAT, platform, and we must complete clinical testing before we can seek regulatory approval and begin commercialization of any of these product candidates. If we are unable to obtain regulatory approval for, and successfully commercialize FPI-2265 or FPI-1434, our business may be materially harmed and such failure may affect the viability of our other product candidates;
•
We are early in our development efforts. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed;
•
Our approach to the discovery and development of targeted alpha therapeutic product candidates represents a novel approach to radiation therapy, which creates significant and potentially unpredictable challenges for us;
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
•
We expect to develop our existing product candidates, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks;
•
The ongoing COVID-19 pandemic may materially and adversely affect our business and financial results;
•
Presently, some of our product candidates are biologics and the manufacture of such product candidates is complex. Currently, and even after the future completion of the construction of our own manufacturing facility, we rely, and will continue to rely, on third parties to manufacture our lead product candidates for our ongoing clinical trials and our preclinical studies as well as any preclinical studies or clinical trials of our future product candidates that we may conduct. We also expect to rely on third parties for the commercial manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product supplies or product candidates, or fail to do so at acceptable quality levels or prices;
•
The U.S. Food and Drug Administration, or FDA, regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates;
•
We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business; and
•
We may be or become a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. Holders.

ii

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
•
the timing, progress and receipt of data from our ongoing and planned clinical trials of our product candidates and the potential use of those candidates to treat various indications;
•
our ability to acquire sufficient 225Ac and build a pipeline of product candidates and develop and commercialize drugs;
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
•
federal, state, and foreign regulatory requirements, including the FDA, regulation of our product candidates;
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

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage oncology company focused on developing next-generation radiopharmaceuticals as precision medicines. We have developed our Targeted Alpha Therapies, or TAT, platform to enable us to connect alpha particle emitting isotopes to various targeting molecules to selectively deliver the alpha particle payloads to tumors. Our TAT platform is underpinned by our ability to radiolabel various classes of targeting molecules (including antibodies, small molecules and peptides), our research and insights into the underlying chemistry and biology of alpha emitting radiopharmaceuticals, our differentiated capabilities in target identification, candidate generation, manufacturing and supply chain, our proprietary Fast-ClearTM linker technology used in conjunction with antibody-based targeting molecules, and development of imaging agents. We believe that our TATs have the potential to build on the successes of currently available radiopharmaceuticals and be broadly applicable across multiple targets and tumor types.

Radiopharmaceuticals are drugs that contain medical isotopes, which are unstable elements that emit radiation and can be used to diagnose and treat cancers. To create targeted radiopharmaceuticals, radiation emitting medical isotopes are typically attached to targeting molecules, which are then administered via intravenous injection. Once administered, the radiopharmaceuticals selectively target tumor antigens that are unique to, or preferentially expressed on, cancer cells throughout the body. There are two main classes of therapeutic radiopharmaceuticals, which differ based on the types of particles that are emitted—those based on beta emitting isotopes and those based on alpha emitting isotopes. Beta emitting isotopes damage cancer cells primarily by creating free radicals that in turn damage cellular machinery and cause single-strand DNA breaks. In contrast, alpha particles cause greater physical damage to cancer cells than beta particles, including multiple double-strand DNA breaks, which are highly lethal to cancer cells. Alpha particles are larger and have higher linear energy transfer than beta particles. This allows alpha particles to deposit a greater amount of tumor-killing energy over a short distance as they travel approximately one to three cells, compared to the relatively long distance of up to 12 mm for beta particles, allowing alpha particles to cause damage to cancer cells in close proximity while reducing off-target radiation exposure.

We are leveraging our proprietary TAT platform to build on the successes of currently available radiation therapies and create the next generation of radiopharmaceuticals. Our TATs are comprised of several components: (i) a targeting molecule, such as an antibody, small molecule, peptide or other delivery vehicle, that is designed to selectively target antigens that are unique to, or preferentially expressed on, cancer cells throughout the body; (ii) the alpha emitting medical isotope actinium-225, or 225Ac, designed to kill cancer cells; and (iii) in the case of antibodies, our proprietary Fast-Clear linker that attaches the targeting molecule to the radioactive payload. Our Fast-Clear linker has shown in preclinical studies the differentiated ability to promote enhanced clearance of the non-tumor localized 225Ac payload without sacrificing the uptake of 225Ac into the tumor, which we believe will improve tolerability and widen the therapeutic window of our antibody product candidates.

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

Our most advanced product candidate, FPI-2265, is a Phase 2 program acquired from RadioMedix, Inc., or RadioMedix, in February 2023 that targets prostate-specific membrane antigens, or PSMA, using 225Ac. PSMA is a protein that is commonly found on the surface of normal prostate cells but is found in higher amounts on prostate cancer cells, as well as in lower amounts in other tissues, such as the small intestine and salivary glands. PSMA drives cancer invasion and metastases and is expressed in over 80% of men with prostate cancer, with higher PSMA expression being correlated to worse outcomes.

Pluvicto, a lutetium-177, or 177Lu, PSMA-targeted therapy, is currently a U.S. Food and Drug Administration, or FDA, approved radiopharmaceutical-based therapy to treat patients with metastatic castration resistant prostate cancer, or mCRPC. There are no alpha emitting PSMA-targeted radiopharmaceuticals currently approved by the FDA for the treatment of mCRPC. We believe that the challenges associated with producing and securing a supply of 225Ac have proven to be a barrier for the clinical advancement of PSMA-targeted alpha emitting therapies and, as a result, the majority of programs evaluating PSMA-targeted radiopharmaceuticals currently in development utilize a beta particle emitter.

Recent data from over 250 patients treated in investigator sponsored trials with 225Ac-PSMA agents, including both patients previously treated with 177Lu-PSMA radiopharmaceuticals (approximately 100 patients) and 177Lu-PSMA radiopharmaceutical therapy naïve patients, have shown compelling clinical data and biochemical response rates (including PSA50, the percentage of participants who had a prostate-specific antigen, or PSA, decline of at least 50 percent from baseline) and a tolerability profile that we feel supports further development of an 225Ac-based PSMA-targeted therapy. We believe our access to 225Ac and expertise developing alpha therapies provides an opportunity for us to begin treating patients refractory to lutetium-based PSMA therapies as well as an opportunity to move to earlier lines of therapy both as a monotherapy and in combination with other agents. Upon transfer of the investigational new drug application, or IND, from RadioMedix to us, we intend to expand the Phase 2 clinical trial across multiple sites. We expect to report preliminary data for the first 20-30 patients in this study, including safety and efficacy data, in the first quarter of 2024.

Our second most advanced product candidate, FPI-1434, utilizes our Fast-Clear linker to connect a humanized monoclonal antibody that targets the insulin-like growth factor 1 receptor, or IGF-1R, with 225Ac. We are currently evaluating FPI-1434 as a monotherapy in the dose escalation portion of a Phase 1 clinical trial in patients with IGF-1R positive solid tumors to assess its safety, tolerability and pharmacokinetics as well as to identify the recommended Phase 2 dose. As part of the screening process, patients are administered the imaging analogue of FPI-1434, which utilizes the same linker and targeting molecule, but replaces 225Ac with the radioactive isotope indium-111, or 111In, and only those patients who meet predefined tumor uptake and dosimetry, and show organ radiation exposure within the limits of established standards for normal organ radiation tolerability, are advanced into the trial. In our ongoing Phase 1 trial, we are exploring various dosing levels of FPI-1434 in two dosing regimens: one with FPI-1434 alone, and another in which a small dose of cold antibody (naked IGF-1R antibody without the isotope) is administered prior to the imaging analogue and prior to each dose of FPI-1434. We are exploring the impact of administering the cold IGF-1R antibody prior to the imaging analogue and prior to each dose of FPI-1434 on the biodistribution, safety and tumor uptake. We refer to this dosing regimen as the “cold/hot” dosing regimen; we refer to the dosing regimen of FPI-1434 without pre-administration of the cold antibody as the “hot only” dosing regimen. The introduction of this “cold/hot” dosing regimen resulted, in part, from a cold antibody sub-study, or CASS, that was performed as part of the Phase 1 study, whereby a small amount of cold IGF-1R antibody was administered prior to administration of the imaging analogue only. In the CASS we treated five (5) patients at doses of 0.5 mg/kg and/or 1.5 mg/kg of cold IGF-1R antibody and saw, in general, an improved lesion uptake in most patients who received the cold IGF-1R antibody pre-administration and the lesion uptake was independent of anatomic location (including bone, mediastinum, lung, liver, and lymph nodes). Results at 0.5 mg/kg were generally more favorable than the 1.5 mg/kg dose of cold antibody. Imaging with the pre-administration of the cold antibody was well tolerated. As a result of the CASS data, we are prioritizing the cold/hot dosing regimen over the hot only dosing regimen. We are currently prioritizing patient enrollment into the “cold/hot” dosing regimen. We anticipate reporting Phase 1 safety, pharmacokinetics, and imaging data, including any evidence of anti-tumor activity, and details on the dosing regimen in the second quarter of 2023.

In preclinical studies, FPI-1434 has been evaluated in combination with approved checkpoint inhibitors and DNA damage response inhibitors, or DDRis, such as poly (ADP-ribose) polymerase, or PARP, inhibitors. Based on preclinical data, we believe that the synergies observed with either class of agent could expand the addressable patient populations for FPI-1434 and allow for potential use in earlier lines of treatment. We anticipate initiation of a Phase 1 combination study with FPI-1434 and KEYTRUDA® (pembrolizumab) to occur six to nine months following determination of the recommended Phase 2 dose of FPI-1434 monotherapy in connection with a collaboration agreement executed in May 2021 with Merck.

We submitted INDs to the FDA for FPI-1966 and FPI-1967, the imaging analogue, for the treatment of cancers including head and neck and bladder cancers expressing fibroblast growth factor receptor 3, or FGFR3, in the second quarter of 2021 and announced FDA clearance of the INDs in July 2021. The Phase 1, non-randomized, open-label clinical trial of FPI-1966 in patients with solid tumors expressing FGFR3, intended to investigate safety, tolerability and pharmacokinetics and to establish the recommended Phase 2 dose, has been initiated with study sites open to patient recruitment. We dosed the first patient in August 2022 and plan to provide a clinical update in 2024.

In November 2020, we announced a strategic collaboration agreement with AstraZeneca UK Limited, or AstraZeneca, to jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer. Under the terms of the collaboration agreement, we and AstraZeneca will jointly discover, develop and commercialize up to three novel TATs, which will utilize Fusion’s Fast-Clear linker technology platform with antibodies in AstraZeneca’s oncology portfolio. In January 2022, we announced the nomination of the first TAT candidate under the strategic collaboration agreement, a bispecific antibody owned by AstraZeneca radiolabeled with 225Ac utilizing our Fast-Clear linker technology, which we refer to as FPI-2068. In addition, we and AstraZeneca will exclusively explore up to five combination strategies involving our existing assets, including our FPI-1434 and FPI-1966 product candidates, and AstraZeneca therapeutics, for the treatment of various cancers. Each party will retain full rights to their respective assets.

In April 2021, we entered into an asset purchase agreement with Ipsen Pharma SAS, or Ipsen, to acquire Ipsen’s intellectual property and assets related to IPN-1087. IPN-1087 is a small molecule targeting neurotensin receptor 1, or NTSR1, a protein expressed on multiple solid tumor types. Using our TAT platform, we combined IPN-1087 with 225Ac to create an alpha-emitting radiopharmaceutical, FPI-2059, targeting solid tumors expressing NTSR1, including neuroendocrine differentiated prostate cancer, and colorectal, gastric and pancreatic cancers. The FDA cleared our IND for FPI-2059 and the corresponding imaging analogue, FPI-2058, in June 2022. Study initiation activities are ongoing in a Phase 1, non-randomized, open-label clinical trial of FPI-2059 in patients with solid tumors expressing NTSR1, intended to investigate safety, tolerability and pharmacokinetics and to establish the recommended Phase 2 dose. We plan to provide guidance on timelines for the FPI-2059 program following site activations and initial experience with patient screening and patient enrollment.

Our company was founded to advance certain intellectual property relating to radiopharmaceuticals that had been developed by the Centre for Probe Development and Commercialization, or CPDC, which we believe is a center of excellence and recognized leader in the field of radiopharmaceuticals. Our founder and Chief Executive Officer, John Valliant, Ph.D., who has over 25 years of experience working in the radiopharmaceutical field, was the founder and Chief Executive Officer of the CPDC. To support our growing portfolio of radiopharmaceuticals in development, we have built robust manufacturing and supply chain capabilities for TATs, including the execution of multiple strategic 225Ac supply agreements. We have developed a supply chain to receive 225Ac from producers, such as the Department of Energy, or DoE, and other third-party suppliers, to assemble and manufacture the finished radiopharmaceutical candidates by connecting the 225Ac to the targeting molecule and to supply the finished product candidates to global clinical sites, including those in Canada, the United States and Australia.

Our Pipeline

We are leveraging our TAT platform to advance a pipeline of alpha-based therapeutic programs to treat various cancers. The figure below details our current pipeline of TATs.

Background on Radiation-Based Therapies and Radiopharmaceuticals

External beam radiation therapy, or EBRT, is one of the most widely used treatments for cancer, with approximately 50% of all cancer patients receiving radiation therapy during the course of treatment. To deliver EBRT, a radiation therapy device is used to aim a beam of ionizing radiation into the tumor to kill cancer cells. Based on advances in radiation technology, EBRT is highly effective in killing cancer cells and this treatment modality contributes towards approximately 40% of curative treatment for cancer. However, despite the successes of EBRT treatment, only a limited number of sites in the body can be irradiated at any one time by this treatment due to the off-target effects of radiation that can damage normal tissues. In addition, not all types of cancers can be treated with EBRT, as certain organs or tumor types may be difficult to access with radiation beams. As a result, EBRT use has generally been restricted to treating localized tumors and is not typically used as a monotherapy to treat patients who have metastatic disease.

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

Alpha vs. Beta Radiopharmaceuticals

There are two main classes of therapeutic radiopharmaceuticals, which differ based on the types of particles that are emitted—those based on beta emitting isotopes and those based on alpha emitting isotopes. Historically, due to the readily available supply of beta emitting isotopes and the better understanding of their chemistry and biology, they were more widely used than alpha emitting isotopes. As a result, first-generation targeted therapeutic radiopharmaceuticals were based on beta emitting isotopes, which kill cancer cells primarily by creating free radicals that damage cellular machinery and cause single-strand DNA breaks, which can be repaired by the cell. As a result, certain cancers are refractory to beta particle-based radiopharmaceutical treatment, including those with low oxygen levels (hypoxic tumors). Products based on beta emitting isotopes have been developed successfully, but as the development of radiopharmaceuticals continued to evolve, a deeper understanding of the potential of alpha emitting isotopes for treating cancer has emerged.

Compared to beta particles, alpha particles cause greater physical damage to cancer cells, including multiple double-strand DNA breaks, for which there is no viable resistance mechanism, unlike in the case of single-strand DNA breaks. Double-strand DNA breaks are highly lethal, with even a single double-strand break being sufficient to cause cancer cell death. Alpha particles are 8,000 times larger than beta particles with an approximately 4,000-fold higher energy transfer rate, providing alpha particles with the advantage of depositing a high amount of tumor-killing energy over a short distance of one to three cells, compared to the relatively long distance of up to 12 mm for beta particles. This feature enables alpha particles to cause damage only to cancer cells in close proximity, reducing the risk of off-target radiation and normal cell damage that can occur with beta particles. However, because of the short travel distance, alpha particles need to be delivered into or on the surface of tumor cells to achieve the desired therapeutic effect.

The graphic below illustrates a comparison of some of the key differences between beta particles and alpha particles.

* Molecule size and arrows representing travel distance shown for illustrative purposes only and not drawn to scale.

Examples of Commercially Available Therapeutic Radiopharmaceuticals

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

The first and only approved alpha-emitting therapy is Xofigo, a salt of radium that naturally localizes to regions where cancer cells are infiltrating bone. Xofigo was approved in 2013 for the treatment of bone metastases associated with prostate cancer. Unlike some of the first-generation targeted radiopharmaceutical therapies, Xofigo utilizes centralized manufacturing, can be administered in typical oncology suites and has overcome reimbursement challenges.

Next-generation targeted radiopharmaceutical therapies have been developed and approved, namely Lutathera and Pluvicto, both beta-emitters. Since its approval in 2018, annual worldwide sales of Lutathera reached $471 million in 2022, despite only being approved for a short period of time and for only a subset of neuroendocrine cancers expressing somatostatin receptor, or SSTR. Pluvicto, which is targeted to PSMA expressing tumors, received approval in March 2022 for the treatment of patients with mCRPC. Sales of Pluvicto already reached $271 million by the end of 2022. A recent study showed the potential for Pluvicto to move into earlier lines of therapy, specifically prior to chemotherapy.

Our Targeted Alpha Therapies Platform

Overview

We are developing the next generation of precision oncology TATs that have the potential to treat a large population of cancer patients across multiple tumor types, including those with metastatic disease. By leveraging our proprietary TAT platform, we aim to develop alpha emitting radiopharmaceuticals using various targeting molecules to deliver the radioactive payload directly to difficult to treat tumors. Our TAT platform is underpinned by our ability to radiolabel various classes of targeting molecules (including antibodies, small molecules and peptides), our research and insights into the underlying chemistry and biology of alpha emitting radiopharmaceuticals, our differentiated capabilities in target identification, candidate generation, manufacturing and supply chain, our proprietary Fast-Clear linker technology used in conjunction with antibody-based targeting molecules, and the development of imaging agents.

Our TAT platform gives us the ability to develop alpha therapies against a range of targets and cancer types employing a variety of different delivery vehicles, including antibodies, small molecules, and peptides. Our growing pipeline, which is derived from our platform, is supported by our infrastructure, preferred partnerships and expertise in radiopharmaceutical manufacturing. We utilized our TAT platform to discover, design and develop multiple programs, including FPI-1434, FPI-1966 and FPI-2059, which are each currently in ongoing and planned Phase 1 clinical trials. We plan to continue to leverage our platform to assess the potential of, and develop multiple additional pipeline programs, including FPI-2265, an 225Ac targeted PSMA agent currently in a Phase 2 clinical trial, and FPI-2068.

Our Choice of Alpha Emitter—Actinium-225

Although there are many alpha emitting isotopes, we believe that the ideal therapeutic isotope should emit multiple alpha particles in rapid succession to maximize damage to cancer cells and increase efficacy, while having a half-life long enough to allow for central manufacturing and distribution of products to clinical sites in a ready-to-use form. We are developing our TATs with 225Ac due to its decay chain and half-life. In particular, the 225Ac decay chain releases four alpha emissions in relatively rapid succession, maximizing the damage to the tumor DNA before ultimately becoming a non-radioactive isotope. 225Ac has a half-life of 10 days, which we believe is the ideal window to allow for centralized manufacturing and distribution. Although some other alpha emitting isotopes, such as thorium-227, also have longer half-lives, 225Ac benefits from a more rapid decay profile that maximizes the energy density inside the cancer cell; a physical property we believe enhances tumor-killing power. Other alpha emitting isotopes, such as lead-212, have shorter half-lives and decay within several hours, which causes centralized manufacturing and commercial distribution challenges.

Alpha particles kill tumors through multiple mechanisms. The primary mechanism of action is direct cell damage through the induction of multiple double-strand DNA breaks. As alpha particles traverse the nucleus of a cell, they create a linear track of direct chromosomal damage, leaving behind multiple clusters of double-strand DNA breaks. These direct alpha particle hits induce cell kill up to a distance of 100 µm, which is equal to a depth of a few cells. A secondary mechanism, which would expand effective direct cell kill range of the alpha particle, is referred to as the Bystander Effect. This effect has been shown to be as significant to the overall efficacy in killing cancer cells as the direct DNA breaks. The Bystander Effect has been shown to propagate alpha particle-induced cell death from irradiated dying cells to kill adjacent non-irradiated cells up to 1,000 µm away in a three-dimensional solid tumor model. In addition to these two mechanisms of action, in preclinical studies, we also observed that the tumor cell death mediated by 225Ac caused the release of tumor antigens which were picked up by antigen-presenting cells and led to the induction of antigen-specific CD8+ T cells. We believe these CD8+ T cells can attack other tumors expressing the same antigen, even if those tumors do not express the receptor target of the targeting antibody of the TAT. In our preclinical studies, we observed that this third mechanism created a vaccine effect that prevented the regrowth of tumors upon re-challenge.

Our Chemistry and Biology Expertise with Actinium-225

We believe that our experience working with alpha emitting radiopharmaceuticals may position us to build on the success of currently approved radiopharmaceuticals by utilizing 225Ac to develop next-generation radiopharmaceutical therapies. 225Ac has complex chemistry and requires extensive experience and expertise to develop and properly characterize 225Ac radiopharmaceuticals with the required tumor targeting, shelf-life, in vivo stability and potential for commercial-scale manufacturing. For example, the high energy emitted from 225Ac can cause product candidates to prematurely degrade. We believe we have the experience and know-how to develop molecules and formulations of 225Ac to maximize the shelf-life of our product candidates and allow for centralized production and distribution. In addition to a deep understanding of the chemistry of 225Ac, we have differentiated knowledge of the underlying biology of 225Ac and its mechanisms of directly damaging the DNA of tumors through single and double-strand DNA breaks, causing the Bystander Effect and using the immune system’s adaptive response function to attack non-target expressing tumors in order to stimulate a vaccine effect.

Our Selection of Targets and Targeting Molecules

Our platform and strategy create an extensive pool of potential targets and targeting molecule candidates from which to develop novel TATs, including: (i) molecules with good tumor cell targeting but poor efficacy, (ii) molecules with good efficacy but poor safety profiles, (iii) novel target molecule discoveries, and (iv) life-cycle management opportunities for commercially available molecules. Potential candidates can come from discontinued programs, novel molecules in development, approved molecules or other proprietary agents in connection with in-licensing activities, partnerships, research collaborations and internal research efforts.

We have developed a proprietary algorithm to identify targeting molecules and their targets that we believe would make ideal TATs. The factors that we consider in choosing targeting molecules include (i) preferential and/or elevated expression of their target receptors on tumors versus normal tissues, (ii) the availability of known molecules that bind to these targets with high affinity, (iii) accessibility of these receptors following systemic administration of the targeting molecule, (iv) rapid internalization of these receptors to concentrate the bound alpha particles inside tumor cells, (v) long tumor retention time (e.g. many days), and (vi) clinical need and size of the addressable market. To date, we have identified more than 20 priority tumor antigens that we believe represent viable opportunities to develop into novel TATs when used in conjunction with our platform as a way to expand our pipeline of next-generation precision alpha emitting radiopharmaceuticals.

Our initial approach led to the in-license of antibodies that have been in clinical development and have demonstrated the ability to localize in tumor cells with favorable tolerability data. We believe that the addition of an alpha emitting isotope to these types of antibodies, using our Fast-Clear linker technology, renders the antibodies more potent and tolerable than when they were used as protein-only therapies or as antibody drug conjugates, or ADCs. With multiple INDs or IND-enabling studies we have leveraged our internal discovery capabilities and expertise to expand our research and development efforts by including all classes of targeting molecules, including antibodies, small molecules and peptides.

Fast-Clear Linker Technology

An important element of our TAT platform is our Fast-Clear linker technology which is designed to enable us to connect our alpha emitting isotope of choice, 225Ac, to antibody-based targeting molecules that are designed to deliver radiation directly to cancer cells. When compared to commercially available linkers, our proprietary Fast-Clear linker has shown in preclinical studies the differentiated ability to promote enhanced clearance of the non-tumor localized 225Ac payload without sacrificing the uptake of the TAT in the tumor. Rapid clearance of the alpha emitting isotope from normal tissues is important and creates the opportunity to enhance tolerability and widen the therapeutic window of our product candidates.

As depicted in the figure below, we can generate TATs that are comprised of three components: (i) an antibody that is designed to selectively target antigens that are unique to, or preferentially expressed on, cancer cells throughout the body, (ii) the alpha emitting medical isotope 225Ac designed to kill cancer cells, and (iii) our proprietary Fast-Clear linker that attaches the targeting molecule to the radioactive payload.

When our TATs are metabolized outside of cancer cells, the Fast-Clear linker, unlike standard commercial linkers, is designed to rapidly clear from the body along with any isotopes remaining bound to that linker. We believe that our linker’s ability to promote clearance without compromising the tumor’s uptake of the alpha particle overcomes a longstanding challenge of radiopharmaceutical drug development.

As an example, in our preclinical studies, we administered mice (n=5 in each dose group or vehicle group) with either an analogue of FPI-1434 or a radioimmunoconjugate utilizing a commercially available linker. Over a seven-day observation period following administration, we measured the amount of radioactivity excreted in the mice urine and feces to determine the amount of non-tumor localized radiopharmaceuticals cleared. As shown in the image below, our Fast-Clear linker has been observed in preclinical studies to clear 3.1 times the amount of non-tumor localized radiopharmaceuticals compared to the most widely used commercial linker, thereby reducing radiation exposure to normal tissue. We believe the ability of our Fast-Clear linker to clear more non-tumor localized radiopharmaceuticals than commercial linkers could widen the therapeutic window of our product candidates.

Fast-Clear Linker Promoted Enhanced Clearance of Non-Tumor Localized Radiopharmaceuticals

While our initial product candidates employ the same linker, we have developed a proprietary library of Fast-Clear linkers with distinct properties that may be used for future radiopharmaceutical candidates.

Candidate Generation

Our TAT platform can rapidly generate potential product candidates for testing. Our radiochemistry team uses established procedures to label the molecule with 225Ac. If the targeting molecule is an antibody, we utilize our Fast-Clear linkers to attach the antibody to 225Ac and evaluate whether the addition of the Fast-Clear linker does not affect the binding affinity and biological function of the targeting molecule. For all our development candidates, we perform biodistribution studies in human tumor xenograft models to assess uptake of the radioisotope in the tumor versus normal tissues. This is followed by preliminary preclinical efficacy studies using the 225Ac radiolabeled version of the targeting molecule to assess whether the TAT should be advanced to longer term preclinical efficacy and toxicity studies. It typically takes six to nine months from the receipt or development of a targeting molecule to the commencement of studies enabling an IND that includes the evaluation of different doses and dose schedules in a variety of tumor types, as well as dosimetry and toxicity studies.

Manufacturing and Supply Chain Capabilities

We were founded to advance certain intellectual property relating to radiopharmaceuticals that had been developed by CPDC, of which we believe is a recognized leader and a national center of excellence in the field of radiopharmaceuticals. We have access to CPDC’s successor’s (known as AtomVie) infrastructure and capabilities under a preferred master services agreement. As noted above, we have developed a supply chain to receive 225Ac from producers, such as the Department of Energy, or DoE, and other third-party suppliers, assemble and manufacture the finished radiopharmaceutical candidates by connecting the 225Ac to the targeting molecule and can supply the finished product candidates to global clinical sites, including those in Canada, the United States and Australia. We also have internal manufacturing expertise, which facilitates rapid tech transfer to other third-party manufacturers, and extensive experience in managing the full supply chain for radiopharmaceuticals.

More recently, we contracted with Cardinal Health in May 2019 and SpectronRx in March 2022 as additional manufacturers of our TAT product candidates. In addition, in June 2021, we entered into a lease agreement with Hamilton, Ontario-based McMaster University for approximately 27,000 square feet of space at our current headquarters for the purpose of establishing a manufacturing facility to supplement our existing agreements with third-party contract development and manufacturing organizations, or CDMOs, for the manufacture of drug substance and drug product for preclinical and clinical needs. We expect that construction of our own manufacturing facility will provide us with enhanced control of material supply for preclinical studies, clinical trials, and commercialization, enable more rapid implementation of process changes, and allow for better long-term margins if any of our product candidates successfully complete clinical trials and receive marketing approval. However, we expect to continue to rely on third-party suppliers as we currently do even after the expected completion of our manufacturing facility in 2024.

Imaging Agents

For each of our product candidates, we create an imaging analogue that replaces 225Ac with the commercially used radioactive imaging isotope 111In. This allows us to assess uptake of the imaging analogue into tumors and to determine radiation doses to key organs. The imaging analogue versions of our product candidates are leveraged in both preclinical and clinical development and are used to enrich the patient population in our clinical trials by identifying the patients and tumor types more likely to respond to therapy.

Our Programs

Our TAT platform enables us to connect alpha particle emitting isotopes to various targeting molecules, that are designed to selectively deliver the alpha particle payloads to tumors. We are currently investigating TATs utilizing multiple classes of targeting molecules such as antibodies (including bispecific antibodies), small molecules and peptides.

FPI-2265: 225Ac-PSMA-I&T

FPI-2265, previously referred to as 225Ac-PSMA-I&T, is designed to target PSMA. PSMA is a protein that is commonly found on the surface of normal prostate cells but is found in higher amounts on prostate cancer cells, as well as in lower amounts in other tissues, such as the small intestine and salivary glands. PSMA drives cancer invasion and metastases and is expressed in over 80% of men with prostate cancer, with higher PSMA expression being correlated with worse outcomes. The 5-year recurrence-free survival rates are 88.2%, 74.2%, 67.7%, and 26.8% for patients exhibiting no, low, medium, or high PSMA expression, respectively. PSMA is a transmembrane protein, meaning it exists across the cell membrane, but approximately 95% rests on the surface of prostate cells, making it readily accessible to drug targeting. It is possible to identify patients who have PSMA expressing tumors through the use of positron emission tomography, or PET, imaging and a PSMA-targeted imaging agent.

Recent data from over 250 patients treated in investigator sponsored trials with 225Ac-PSMA agents, including both patients previously treated with 177Lu-PSMA radiopharmaceuticals (approximately 100 patients) and 177Lu-PSMA radiopharmaceutical therapy naïve patients, have shown compelling clinical data and biochemical response rates (including PSA50) and a tolerability profile that we feel supports further development of an alpha-based 225Ac therapeutic candidate.

The example above shows gallium-68 PSMA-11 PET/computed tomography scans of one patient who was treated with 177Lu-PSMA-617 and subsequently with 225Ac-PSMA-617 (Figure: Kratochwil, C. et al. 225Ac-PSMA-617 for PSMA-Targeted α-Radiation Therapy of Metastatic Castration-Resistant Prostate Cancer. The Journal of Nuclear Medicine. Vol. 57 No. 12. December 2016). The first image shows the initial tumor spread (A), then restaging after two cycles of 177Lu-PSMA-617 presenting progression (B). In contrast, restaging after two cycles of 225Ac-PSMA-617 is shown in the third image (C) and the final image after an additional cycle of 225Ac-PSMA-617 (D) presented an impressive radiographic response.

Based on the data from the aforementioned investigator-sponsored studies, RadioMedix determined it would initiate a Phase 2 trial, which was allowed to proceed by the FDA. The Phase 2 trial is an open-label clinical trial in patients with mCRPC who may have been previously treated with either a taxane therapy (docetaxel and/or cabazitaxel), a 177Lu-PSMA radiopharmaceutical or both. We acquired the rights to an IND for 225Ac-PSMA-I&T from RadioMedix in February 2023. The trial is expected to enroll approximately 100 patients, each of whom is expected to receive up to four doses of FPI-2265 every eight weeks. Patients will receive a starting dose of FPI-2265 of 100 kBq/kg which may be de-escalated, based on a dosing regimen that was evaluated by investigators who have sponsored single-institution, academic studies. Patients will undergo a PSMA-PET scan along with a standard radiographic response assessment with images taken at baseline and then periodically throughout the course of treatment. The primary endpoint is to evaluate effect on PSA, defined as greater than or equal to a 50% decline in PSA level by 12 weeks after first treatment with FPI-2265. Secondary objectives include radiographic response rate, safety and tolerability, based on frequency, severity, and duration of adverse events and changes in laboratory parameters. Clinical analyses for primary and secondary endpoints will be performed separately for patients who have received previous treatment with 177Lu-PSMA radio-ligand therapies and for those who have not received previous 177Lu-PSMA radio-ligand therapy.

Prior to our acquisition of the asset, RadioMedix had enrolled 11 patients. Limited preliminary data from 10 of these patients was available as of late January 2023. All of these patients were 177Lu-PSMA therapy naïve and, in general, heavily pretreated with multiple lines of prior anti-cancer treatment, including anti-androgen therapy, chemotherapy, Xofigo, PARP inhibitors, immunotherapy, and experimental therapies which varied widely across this group of patients. The following patient characteristics were noted in order to help interpretation of the preliminary safety and efficacy findings:

•
two patients had an adverse prognostic features of ECOG Performance status 2 and liver metastases;
•
two additional patients were enrolled with blood counts below those prespecified in the eligibility criteria, limiting the interpretability of the safety findings; and
•
one patient had PSA< 1 ng/ml at study entry, limiting the PSA response assessment.

In December 2022, the study protocol was amended to exclude patients with an Eastern Cooperative Oncology Group, or ECOG, performance (a measure of functional status) status greater than or equal to Grade 2 and patients with liver metastases. Furthermore, guidance for dose de-escalation were clarified.

Among the 10 patients with at least one post-baseline PSA value measurement, four patients achieved a PSA50 response; of eight patients evaluable for PSA50 response at week eight, four (50%) achieved a sustained decline.

150
100
50
0
-50
-100
-150
% PSA change
4
8
12
16
20
24
28
32
Weeks
Subject 1
Subject 2
Subject 3
Subject 4
Subject 5
Subject 6
Subject 7
Subject 8
Subject 9
Subject 10

Of seven patients evaluable for radiographic response assessment per the widely accepted response evaluation criteria in solid tumors, known as RECIST 1.1, at the time of review:

•
one patient had a complete response;
•
one patient had a confirmed partial response;
•
one patient had an unconfirmed partial response;
•
three patients had stable disease; and
•
one patient had disease progression.

Five of these seven patients had post-baseline PSMA-PET scans, one achieved a complete response, two demonstrated a decline in standardized uptake value, or SUV, greater than 30%, and two demonstrated a decline in SUV of less than 30%.

One patient with extensive skeletal metastases who achieved a complete radiographic response (by Tc-bone scan and PSMA-PET scan) also showed a substantial decline in PSA (1119 to 2.43 ng/ml) that was sustained (see graphic below).

Based on the preliminary safety data, 225Ac-PSMA-I&T was generally well tolerated. Notably, and as expected based on previously reported clinical trials, the majority of patients (eight of nine patients) reported related adverse events, or AE, of dry mouth, or xerostomia, of whom one patient experienced a Grade 2 event while the other seven patients experienced low grade (Grade 1) xerostomia. Grade 1 dry eye was reported in two patients. Reported hematological AEs that were deemed related to study drug include: anemia (six of nine patients), absolute neutrophil count, or ANC, decrease (two of nine patients) and thrombocytopenia (two of nine patients). Both instances of high grade (Grades 3 and 4) thrombocytopenia were reported as serious. One patient with Grade 4 drug-related thrombocytopenia experienced intracranial bleeding that resulted in the patient being withdrawn from further study treatments. A second patient developed Grade 3 thrombocytopenia for which attribution to study drug had not been established at the time of the data review in late January 2023. Both patients who experienced these thrombocytopenic events had Grade 3 AEs of anemia reported. Although two events of creatinine increase were reported, they were deemed unrelated to the study drug.

Upon transfer of the IND from RadioMedix to us, we intend to expand the Phase 2 clinical trial across multiple sites. We expect to report preliminary data for the first 20-30 patients in this study, including safety and efficacy data, in the first quarter of 2024.

FPI-1434: Targeting IGF-1R

Overview

Our second most advanced product candidate, FPI-1434, is designed to target IGF-1R, a transmembrane receptor tyrosine kinase that is overexpressed in multiple types of common solid tumors, including ovarian, sarcoma, head and neck, prostate, non-small cell lung, colorectal and liver cancers, among other cancers, as shown in the table below, making it a potentially attractive target for cancer therapies. The overexpression of IGF-1R has been reported to be associated with faster disease progression, poor prognosis, metastasis and resistance to chemotherapy. IGF-1R is a well-established tumor target, but historical attempts to suppress tumor growth or enhance the effectiveness of chemotherapies by inhibiting the IGF-1R signaling pathway were unsuccessful in the clinic. Previous development of therapeutics focused on blocking the IGF-1R signaling pathway with an anti-IGF-1R antibody, either directly or through its downstream effectors. The development of these product candidates was hampered by limited efficacy, due to a variety of factors, including the tumor’s ability to upregulate compensatory growth mechanisms. For FPI-1434, we have designed the product candidate to employ the IGF-1R antibody as a means to identify, target and deliver our alpha emitting payload to the tumor, and the mechanism of action does not depend on the IGF-1R signaling pathway to kill the tumor. Furthermore, the amount of protein administered for a TAT like FPI-1434, is significantly less than the amount used in trials on the naked antibody.

We in-licensed AVE-1642, an antibody from Immunogen, Inc., or Immunogen, that had previously been evaluated in Phase 2 clinical trials in collaboration with Sanofi S.A., as both a monotherapy and combination therapy, in a variety of IGF-1R positive tumors. Approximately 140 patients received AVE-1642 in clinical trials. Although the antibody was observed to be well-tolerated with positive pharmacokinetic and pharmacodynamic data, it failed to demonstrate sufficient therapeutic efficacy and further development was terminated. Because we are utilizing the antibody only as a way to identify and deliver the 225Ac payload into the tumor and the mechanism of action of FPI-1434 does not depend on the IGF-1R signaling pathway to kill the tumor, we do not believe that the lack of efficacy observed for the antibody itself in previous trials will impact the potential anti-tumor activity of FPI-1434.

In our preclinical studies, we observed that FPI-1434 penetrated solid tumors, delivered the alpha particle to the tumor site and created dose-dependent double-strand DNA breaks. We are currently evaluating FPI-1434 as a monotherapy in the dose escalation portion of a Phase 1 clinical trial in patients with IGF-1R positive solid tumors to assess its safety, tolerability and pharmacokinetics as well as to identify the recommended Phase 2 dose. As part of the screening process, patients are administered the imaging analogue of FPI-1434, which utilizes the same linker and targeting molecule, but replaces 225Ac with the radioactive isotope 111In and only those patients who meet predefined tumor uptake and dosimetry, and show organ radiation exposure within the limits of established standards for normal organ radiation tolerability, are advanced into the trial. In our ongoing Phase 1 trial, we are exploring various dosing levels of FPI-1434 in two dosing regimens: one with FPI-1434 alone, and another in which a small dose of cold antibody (naked IGF-1R antibody without the isotope) is administered prior to the imaging analogue and prior to each dose of FPI-1434. We are exploring the impact of administering the cold IGF-1R antibody prior to the imaging analogue and prior to each dose of FPI-1434 on the biodistribution, safety and tumor uptake. We refer to this dosing regimen as the “cold/hot” dosing regimen; we refer to the dosing regimen of FPI-1434 without pre-administration of the cold antibody as the “hot only” dosing regimen. The introduction of this “cold/hot” dosing regimen resulted, in part, from a CASS, that was performed as part of the Phase 1 study, whereby a small amount of cold IGF-1R antibody was administered prior to administration of the imaging analogue only. In the CASS we treated five (5) patients at doses of 0.5 mg/kg and/or 1.5 mg/kg of cold IGF-1R antibody and saw, in general, an improved lesion uptake in most patients who received the cold IGF-1R antibody pre-administration and the lesion uptake was independent of anatomic location (including bone, mediastinum, lung, liver, and lymph nodes). Results at 0.5 mg/kg were generally more favorable than the 1.5 mg/kg dose of cold antibody. Imaging with the pre-administration of the cold antibody was well tolerated. As a result of the CASS data, we are prioritizing the cold/hot dosing regimen over the hot only dosing regimen. We are currently prioritizing patient enrollment into the “cold/hot” dosing regimen. We anticipate reporting Phase 1 safety, pharmacokinetics, and imaging data, including any evidence of anti-tumor activity, and details on the dosing regimen in the second quarter of 2023.

FPI-1434 as a Monotherapy

Overview of Preclinical Development

In preclinical studies, FPI-1434 was able to cause tumor regression in a dose-dependent manner by delivering 225Ac to the tumor site and creating multiple double-strand DNA breaks. At higher doses, FPI-1434 was able to eradicate tumors with a single dose. Our targeting antibody was able to deliver 225Ac to the tumor site and create multiple double-strand DNA breaks that increased over time and were pervasive throughout the tumor. An imaging analogue of FPI-1434 was able to bind with high selectivity to its target in a variety of different tumor types, and in a manner that was approximately proportional to the amount of target expressed on the surface of cancer cells. In addition, there was no noticeable effect observed in our preclinical studies on the biological function of the antibody as a result of connecting the naked antibody to 225Ac with our Fast-Clear linker to form FPI-1434. We believe that the data generated from these preclinical studies demonstrates the potential of FPI-1434 as a monotherapy for the treatment of a variety of cancers.

Ongoing Phase 1 Trial of FPI-1434

We are currently conducting a Phase 1, non-randomized, multi-center, open-label clinical trial in patients with solid tumors expressing IGF-1R to investigate the safety, tolerability and pharmacokinetics of FPI-1434 as well as to establish the MTD and/or the recommended Phase 2 dose and dosing regimen.

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

We have completed evaluation of single escalating doses of 10 kBq/kg, 20 kBq/kg, and 40 kBq/kg of FPI-1434 across three cohorts in a total of 12 patients. In December 2020, we dosed the first patient in the multi-dosing portion of the Phase 1 study. We continued to explore various dosing levels in two dosing regimens (the hot only and cold/hot dosing regimens) in this study.

Four select examples of transaxial SPECT images from the single-dose portion of the study are shown below. The colored portions in the lesions show uptake of FPI-1547 by the tumor, with the more brightly colored portions indicating higher uptake levels. Based on the dosimetry data from patients administered FPI-1547 in the single-dose portion of the study, we believe that the highest dose levels of FPI-1434 that we are evaluating in the multi-dose portion of the clinical trial are likely to be below the maximum tolerated limits of radiation exposure to the kidneys, liver and lungs.

Images are from selected patients. Although all 13 patients dosed with FPI-1547 met our predefined uptake and dosimetry criteria, the levels of tumor uptake and dosimetry varied by patient. These images are not necessarily indicative of expected uptake and dosimetry for every patient.

In the first two cohorts of patients administered both FPI-1547 and FPI-1434, we assessed the plasma pharmacokinetics of these patients by measuring the total radioactivity of either 111In or 225Ac, respectively. We converted the radioactivity measurements to nanogram-equivalents of protein per gram of plasma to enable us to conduct the pharmacokinetic analysis. As shown below, the mean pharmacokinetic parameters suggest antibody-like distribution and an elimination half-life in the range of one to two days at the doses administered.

FPI-1434 as a Combination Therapy

Overview of Combination with Immunotherapies

The rationale for the combination FPI-1434 with approved immunotherapies stems from the documented immune-stimulating properties of EBRT and the benefits observed in the preclinical models of EBRT in combination with immunotherapies. When radiation destroys tumor cells, it leads to the release of tumor-associated antigens and concomitant maturation of APCs. Mature APCs loaded with the newly acquired tumor antigens then travel to the secondary lymphoid organs where they present them to naïve T cells, triggering their activation, proliferation and trafficking to tumor sites, even in the absence of the targeted antigen. In preclinical studies, we observed a synergistic effect on tumor suppression when using FPI-1434 in combination with checkpoint inhibitors. Based on our preclinical combination studies, we believe that there is an opportunity to enhance the efficacy of approved checkpoint inhibitors in certain tumors by combining their use with FPI-1434 as well as the potential to move the use of FPI-1434 to earlier lines of therapy. In anticipation of filing an IND for these combination therapies, we are conducting additional preclinical studies of FPI-1434 and mouse analogues in combination with approved checkpoint inhibitors to further assess the anti-tumor activity, dosing schedule and pharmacodynamics of the combinations. We plan to use the data gathered from these studies to support the initiation of a Phase 1 clinical trial of FPI-1434 in combination with approved checkpoint inhibitors. We anticipate initiation of a Phase 1 combination study with FPI-1434 and KEYTRUDA (pembrolizumab) to occur six to nine months following determination of the recommended Phase 2 dose of FPI-1434 monotherapy in connection with a collaboration agreement executed in May 2021 with Merck.

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

T Cell Recruitment and Antigen-Specific CD8+ T Cells in Tumors 14 Days after Tumor Re-Challenge

Overview of Combination with DDRis

We are also exploring the potential of combining FPI-1434 with DDRis such as PARP inhibitors. PARP is part of several cellular mechanisms that repair DNA damage, including single-strand and double-strand DNA breaks. In cancer patients with pre-existing genetic defects in double-strand DNA break repair, such as BRCA1 or BRCA2 mutations in ovarian or breast cancer, the PARP pathway becomes a primary DNA repair system. In such patients, PARP inhibitors result in blockage of DNA repair, which causes cell death. Approved PARP inhibitors include olaparib, talazoparib and niraparib. We believe that using FPI-1434 in combination with a PARP inhibitor to inhibit repair of alpha particle mediated DNA damage may work synergistically to increase the lethal DNA damage load on treated tumors and potentially improve the tolerability profile. In addition, the combination has the potential to expand the current patient population addressed by PARP inhibitors, which generally require the presence of a specific mutation such as BRCA1 or BRCA2, to include patients without pre-existing mutations. We are conducting additional preclinical studies of FPI-1434 in combination with DDRis, such as approved PARP inhibitors, to further assess the anti-tumor activity, dosing schedule and pharmacodynamics of the combinations. We plan to use the data gathered from these studies to support the initiation of a Phase 1 clinical trial of FPI-1434 in combination with approved PARP inhibitors. We expect to initiate a Phase 1 clinical trial for this combination approximately six to nine months after identifying the recommended Phase 2 dose for our ongoing monotherapy Phase 1 clinical trial of FPI-1434.

Preclinical PARP Inhibitor Combination Studies

In multiple preclinical studies, we have evaluated potential synergies between FPI-1434 and olaparib using preclinical tumor models with no pre-existing mutations in DNA repair and have observed that olaparib in combination with FPI-1434 can provide benefits where DNA damage is being generated directly by FPI-1434.

In one study, we evaluated subtherapeutic doses of 37 kBq/kg of FPI-1434 and 25 mg/kg of olaparib in a preclinical colorectal tumor model (n=5 in each dose group or vehicle group). A single dose of FPI-1434 was administered on day zero and olaparib was dosed on days 1 and 2 and thereafter on a five days on, two days off cycle for the remainder of the 30-day treatment period. Despite the non-therapeutic doses of each therapy used, the combination of the two nontherapeutic doses had a strong synergistic effect and inhibited tumor growth during the 47-day study period. We observed that olaparib in combination with FPI-1434 can provide additional therapeutic benefits where DNA damage is being generated directly by FPI-1434, even in the absence of a pre-existing mutation.

Relative Tumor Volume in Colorectal Mouse Model

FPI-1434 + Olaparib
PARP Insensitive Tumor
Relative tumour volume (RTV)
0
2
4
6
8
10
0
10
20
30
40
50
Days after treatment initiation
Vehicle
Olaparib (25 mg/kg)
FPI-1434 (37 kBq/kg)
37 kBq/kg + 25 mg/kg
Enhanced Efficacy
FPI-1434 + Olaparib

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

FPI-1966: Targeting FGFR3

We designed FPI-1966 to target and deliver 225Ac to tumor sites expressing FGFR3, a protein that is overexpressed in multiple cancers including colorectal, ovarian, bladder, and head and neck cancers. FPI-1966 utilizes our Fast-Clear linker to connect a human monoclonal antibody that targets FGFR3 with 225Ac. We acquired the rights to vofatamab from Rainier Therapeutics, Inc. (f/k/a BioClin Therapeutics, Inc.), or Rainier, who had licensed the molecule from Genentech. Rainier had previously evaluated vofatamab as a therapeutic agent in a Phase 1b/2 trial in combination with pembrolizumab, an immune checkpoint inhibitor, and a Phase 1/2(b) trial in combination with docetaxel, to determine safety, tolerability and preliminary efficacy in the treatment of patients with locally advanced or metastatic bladder cancer. Although the antibody was observed to be well-tolerated in approximately 140 patients across several studies, it failed to demonstrate sufficient positive therapeutic efficacy to warrant further development. Because we are utilizing the antibody only as a way to identify, target and deliver the 225Ac payload into the tumor and because the mechanism of action of FPI-1966 does not depend on the FGFR3 signaling pathway to kill the tumor, we do not believe that the lack of sufficient efficacy observed for the antibody itself in previous trials will impact the potential anti-tumor activity of FPI-1966. Currently there is an approved pan-FGFR inhibitor for the treatment of bladder cancer, though it is limited to cancers with specific genetic alterations. We believe our TAT therapy will enable targeting FGFR3-expressing cancers, independent of those genetic mutations with minimal resistance due to the mechanism of action of alpha radiation.

In preclinical studies, we observed pre-dosing with cold antibody (naked vofatamab without the isotope) increases circulating FPI-1966, to drive enhanced tumor lesion uptake. The addition of vofatamab to the dosing regimen acts to reduce specific and non-specific binding of the radiolabeled antibody to normal tissue. This in turn allows for increased FPI-1966 concentrations in the blood allowing more FPI-1966 to bind to the tumor. We have performed studies preclinically to optimize both the co-dosing and pre-dosing regimens of vofatamab prior to administering FPI-1966. The results from the optimized dosing regimen of FPI-1966 and vofatamab is shown below. The data shows that a slower blood clearance and higher tumor uptake can be observed with the optimized regimen.

This regimen when administered in mouse efficacy studies demonstrates single-dose, dose-dependent tumor regression in a model of bladder cancer.

We submitted INDs for FPI-1966 and FPI-1967, as the imaging analogue, in the second quarter of 2021 and announced FDA clearance of the INDs in July 2021. The Phase 1, non-randomized, open-label clinical trial of FPI-1966 in patients with solid tumors expressing FGFR3, intended to investigate safety, tolerability and pharmacokinetics and to establish the recommended Phase 2 dose, has been initiated with study sites open to patient recruitment. We dosed the first patient in August 2022 and plan to provide a clinical update in 2024.

As part of the screening process for the trial, all patients will be administered a single injection of FPI-1967, the imaging analogue of FPI-1966, with or without vofatamab and imaging will be used to evaluate tumor uptake of the imaging isotope. In accordance with the trial protocol, patients that meet predefined uptake and dosimetry criteria will be advanced into the trial. The first cohort of the study will evaluate the potential impact of the cold antibody (naked vofatamab without the isotope) on biodistribution, pharmacokinetics, and dosimetry by exploring cold antibody doses of 0mgs/kg to 10mgs/kg in up to four sub-cohorts prior to administration of FPI-1966 at 10kBq/kg. The cold antibody dosing level, if any, that demonstrates the optimal increase in tumor lesion uptake and safety profile will be used in all subsequent multiple dose escalation cohorts of FPI-1966 ranging from 20kBq/kg to 100kBq/kg in a standard three-by-three clinical trial design utilizing a six-week dose limiting toxicity (DLT) observation period.

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

Preclinical data with an 225Ac labeled form of IPN-1087 previously demonstrated single dose tumor kill. In addition, existing human imaging studies and experience with IPN-1087 as a beta emitter showed promising safety and imaging data which we believe can be leveraged and enhanced by converting it to the alpha emitter. Based upon the known expression of NTSR1 and existing imaging data showing high uptake, we believe there are opportunities to address several cancers, including colorectal, gastric and pancreatic cancers. We also believe there is an opportunity with FPI-2059 to address neuroendocrine differentiated, or NED, prostate cancer, where there are currently limited treatment options.

The FDA cleared our IND for FPI-2059 and the corresponding imaging analogue, FPI-2058, in June 2022. Study initiation activities are ongoing in a Phase 1, non-randomized, open-label clinical trial of FPI-2059 in patients with solid tumors expressing NTSR1, intended to investigate safety, tolerability and pharmacokinetics and to establish the recommended Phase 2 dose. Eligible participants will have one of the following advanced, metastatic and/or recurrent solid tumors: pancreatic ductal adenocarcinoma, squamous cell carcinoma of the head and neck, colorectal cancer, gastric cancer, neuroendocrine differentiated prostate cancer or Ewing sarcoma. We plan to provide guidance on timelines for the FPI-2059 program following site activations and initial experience with patient screening and patient enrollment.

FPI-2068

In January 2022, we announced the nomination of the first TAT candidate under the strategic collaboration agreement, a bispecific antibody owned by AstraZeneca radiolabeled with 225Ac utilizing our Fast-Clear linker technology, which we refer to as FPI-2068. In addition, we and AstraZeneca will exclusively explore up to five combination strategies involving our existing assets, including our FPI-1434 and FPI-1966 product candidates, and AstraZeneca therapeutics, for the treatment of various cancers. Each party will retain full rights to their respective assets.

Early-Stage Pipeline

In January 2022, we entered into two separate strategic research collaborations to discover novel, peptide-based radiopharmaceuticals for the treatment of various solid tumors. Under the agreements, Fusion has global rights to develop and commercialize any peptides discovered under either collaboration.

To further expand our pipeline, we plan to continue to in-license additional targeting molecules for the development of TATs that are in various stages of discovery and preclinical development.

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

Following the time of our incorporation, some of our non-voting common shares were allocated to certain CPDC employees. We also were a party to a Master Services Agreement and Supply Agreement with CPDC, pursuant to which CPDC provided products and services to us, including preclinical and manufacturing services, administrative support services, access to laboratory facilities and laboratory technicians and products for human safety and efficacy clinical trials. In connection with the Company entering into a lease for a manufacturing facility in Hamilton, Ontario, we entered into an agreement with CPDC to train personnel. In August 2022, CPDC transferred and assigned all agreements (including the Master Services Agreement and the Supply Agreement) other than the license agreements with the Company to a third-party CDMO known as AtomVie.

Manufacturing and Supply of 225Ac

For clinical supply, we use CDMOs who comply with the FDA’s current good manufacturing practices, or cGMP, for the manufacture of our drug product, in particular, our targeting molecules. We have recently transitioned the cGMP manufacturing of our Fast-Clear linkers to a CDMO. Currently, we contract with the DoE and other third-parties to supply us with 225Ac and are exploring other potential sources for 225Ac. We currently rely on CDMOs to receive the components of our TATs and to assemble and manufacture the finished TATs pursuant to Master Services Agreements. The CDMOs then deliver the finished product candidates to global clinical sites, including those in Canada, the United States and Australia.

In June 2021, we entered into a lease agreement with Hamilton, Ontario-based McMaster University for approximately 27,000 square feet of space at our current headquarters for the purpose of establishing a manufacturing facility to supplement our drug product manufacturing capacity at CDMOs. We expect that construction of our own manufacturing facility will provide us with enhanced control of material supply for preclinical studies, clinical trials, and commercialization, enable more rapid implementation of process changes, and allow for better long-term margins if any of our product candidates successfully complete clinical trials and receive marketing approval. Although we are in the process of establishing our own manufacturing facility which is expected to be operational in 2024, we expect to rely on third parties for our manufacturing processes and the production of all clinical supply in the near term.

Competition

The biotechnology and pharmaceutical industries are characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition and a strong emphasis on intellectual property. We face substantial potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies as well as public and private research institutions.

In addition to the current standard of care for patients, commercial and academic clinical trials are being pursued by a number of parties in the field of radiopharmaceuticals. Early results from these trials have fueled continued interest in radiopharmaceuticals, which is being pursued by several biotechnology companies as well as by large pharmaceutical companies.

We consider our most direct competitors to be companies developing targeted alpha radiopharmaceuticals for the treatment of cancer. There are several companies developing targeted alpha-based radiopharmaceuticals for the treatment of cancer, including Bayer AG, or Bayer, Novartis AG, or Novartis, Actinium Pharmaceuticals, Inc., Johnson & Johnson, Orano Med, Telix Pharmaceuticals Limited and POINT Biopharma Inc. as well as several early-stage companies who recently entered the field such as RayzeBio, Inc., Aktis Oncology and Mariana Oncology. These companies are targeting a wide range of solid and hematologic malignancies using various alpha emitting isotopes, including Radium-223, Lead-212, Actinium-225 and Thorium-227. The first and only approved alpha particle-based therapy is Bayer’s Xofigo, a salt of radium that cannot easily and robustly be attached to a targeting molecule, but naturally localizes to regions where cancer cells are infiltrating bone. Xofigo was approved in the United States by the FDA in 2013 for the treatment of bone metastases associated with prostate cancer.

There are several companies with approved beta-based radiopharmaceuticals, including Novartis, Bayer, Lantheus Holdings, Inc. and Q BioMed Inc. The beta emitting isotopes used by these companies include Iodine-131, Lutetium-177, Strontium-89 and Yttrium-90. Beta particle emitting radiopharmaceuticals, such as Novartis’ Lutathera and Pluvicto, were approved in recent years for the treatment of patients with somatostatin receptor-positive gastroenteropancreatic neuroendocrine cancers and PSMA-positive metastatic castrate resistant prostate cancer, respectively. There are other beta particle-based radiopharmaceuticals in various stages of clinical development by companies including Novartis AG, Y-mAbs Therapeutics, Inc. and POINT Biopharma Global Inc.

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

We could see a reduction or elimination in our commercial opportunity if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive or with a more favorable label than our product candidates. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of imaging agents, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Intellectual Property

Our success depends, in part, on our ability to obtain and maintain intellectual property protection for our platform technology, product candidates and know-how, to defend and enforce our intellectual property rights, in particular, our patent rights, to preserve the confidentiality of our know-how and trade secrets and to operate without infringing the proprietary rights of others. We have filed an Inter Partes Review, or IPR, petition with the United States Patent and Trademark Office, or USPTO, to challenge the validity of a certain issued U.S. patent. In the event that we are unsuccessful in the IPR and that such patent has not expired at the time of approval of FPI-2265, our PSMA I&T product candidate, and if the patent owners were to bring an infringement action against us, we may have to argue that FPI-2265, our PSMA I&T product candidate, its manufacture or use does not infringe a valid claim of the patent in question. Furthermore, in order to prevail we would need to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of non-infringement or invalidity. In the event that a patent is successfully asserted against us such that the patent is found to be valid and enforceable and infringed by FPI-2265, our PSMA I&T product candidate or its use, unless we obtain a license to such a patent, which may not be available on commercially reasonable terms or at all, we could be prevented from continuing to develop or commercialize our product.

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

As of March 6, 2023, our patent estate that we own and in-licensed includes at least 12 issued U.S. patents, at least 19 pending U.S. patent applications, at least 66 issued foreign patents, at least 143 pending foreign patent applications and at least 16 pending international Patent Cooperation Treaty, or PCT, applications.

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

We also in-licensed three issued U.S. patents with composition of matter and methods of use claims covering FPI-1434 and its use, which are expected to expire in August 2037, without taking potential patent term extensions into account.

We own a pending U.S. provisional application with formulation claims related to our FPI-2265 product candidate. Patent applications claiming priority to this application, if issued, are expected to expire in 2044.

We own a patent family with composition of matter and methods of use claims covering FPI-1966 and its use, with patent applications pending in the United States, and various foreign jurisdictions and regions including, but not limited to, Australia,

Canada, China, Eurasia, Europe, Israel, India, Japan, Singapore and South Africa. Patent applications in this family, if issued, are expected to expire in 2041, without taking potential patent terms extensions into account.

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

We own a patent family with composition of matter and methods of use claims directed to radioimmunoconjugates comprising FGFR3 specific antibodies and their use. This patent family includes patent applications pending in the United States, and various foreign jurisdictions and regions including, but not limited to, Australia, Canada, China, Eurasia, Europe, Israel, India, Japan, Singapore and South Africa. Patent applications claiming the benefit of the PCT patent application, if issued, are expected to expire in 2041, without taking potential patent terms extensions into account.

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

Combination Therapies

We own a patent family with method claims directed to our radioimmunoconjugates in combination with checkpoint inhibitors, with patent applications pending in the United States, and various foreign jurisdictions and regions including, but not limited to, Australia, Canada, China, Eurasia, Europe, Israel, Japan, Singapore and South Africa. The pending patent applications, if issued, are expected to expire in 2039, without taking potential patent terms extensions into account.

We also own an issued U.S. patent with methods of use claims covering our radioimmunoconjugates in combination with checkpoint inhibitors, which is expected to expire in December 2039, without taking potential patent term extensions into account.

We own a patent family with method claims directed to our radioimmunoconjugates in combination with DNA damage repair inhibitors, with patent applications pending in the United States, and various foreign jurisdictions and regions including, but not limited to, Australia, Canada, China, Eurasia, Europe, Israel, Japan, Singapore and South Africa. The pending patent applications, if issued, are expected to expire in 2039, without taking potential patent terms extensions into account.

We own a patent family with method claims directed to administering an FGFR3 inhibitor in combination with a PD1 inhibitor with a pending U.S. patent application, four granted foreign patents in Australia, Japan, Mexico, and Singapore, and 12 pending foreign patent applications in various jurisdictions and regions including Australia, Canada, China, Europe, Israel, India, Japan and Korea. Patents and patent applications, if issued, are expected to expire in 2036, without taking potential patent terms extensions into account.

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

We own a patent family with method claims directed to treating cancer cell proliferation with our radioimmunoconjugates, which includes patent applications pending in the United States, and various foreign jurisdictions and regions including, but not limited to, Australia, Canada, China, Eurasia, Europe, Israel, Japan, Singapore and South Africa. Patent applications, if issued, are expected to expire in 2041, without taking potential patent terms extensions into account.

We own four patent families with method claims directed to neurotensin receptor ligands in combination with chemotherapies, which include four pending international or PCT applications. Patent applications or patent applications claiming the benefit of the PCT application, if issued, are expected to expire in 2042, without taking potential patent terms extensions into account.

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

Novel Chelates

We own a patent family with composition of matter and method claims directed to our radioimmunoconjugates comprising hydroxypyridone, or HOPO, chelates, which includes a pending U.S. patent application, and patent applications pending in various foreign jurisdictions and regions including, but not limited to, Australia, Canada, China, Eurasia, Europe, Israel, Japan, Singapore and South Africa. Patent applications, if issued, are expected to expire in 2041, without taking potential patent terms extensions into account.

Collaboration and License Agreements

AstraZeneca Collaboration Agreement

In October 2020, we and AstraZeneca entered into a strategic collaboration agreement, or the AstraZeneca Agreement, pursuant to which we and AstraZeneca will jointly discover, develop and commercialize novel TATs and combination therapies for the treatment of cancer globally by leveraging our TAT platform and expertise in radiopharmaceuticals with AstraZeneca’s leading portfolio of antibodies and cancer therapeutics, including DDRis. Each party retains full ownership over its existing assets.

For the novel TATs, the parties will utilize our Fast-Clear linker technology to bind the alpha-emitting isotope 225Ac to certain antibodies in AstraZeneca’s oncology portfolio to develop up to three novel TATs. We will take the operational lead on preclinical development and clinical studies aimed at establishing safety for the novel TATs, referred to as the Stage 1 Development, while AstraZeneca will be responsible for subsequent clinical development, referred to as the Stage 2 Development. We and AstraZeneca will share development costs equally (with each party responsible for the cost of its own supply in connection with such development). Either party has the right to opt out of the co-development and co-commercialization arrangement at pre-determined timepoints and obtain exclusive rights to a novel TAT in exchange for milestone payments to the other party of up to $145.0 million per novel TAT and a low or high single-digit royalties on future sales (depending on the opt out time point). If neither party opts out, and unless otherwise agreed by the parties, AstraZeneca will lead worldwide commercialization activities for the novel TATs, subject to our option to co-promote the TATs in the U.S. All profits and losses resulting from such commercialization activities will be shared equally. In January 2022, we announced the nomination of the first TAT candidate under the AstraZeneca Agreement: a bispecific antibody owned by AstraZeneca radiolabeled with 225Ac utilizing our Fast-Clear linker technology, which we refer to as FPI-2068.

For the combination therapies, the parties will evaluate up to five potential combination strategies involving either FPI-1434 or FPI-1966 in combination with certain of AstraZeneca’s existing therapeutics for the treatment of various cancers.

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

As initial consideration for the license, we paid ImmunoGen an upfront fee of $0.2 million. In addition, we will be required to pay ImmunoGen up to an aggregate of $15.0 million in specified development and regulatory milestones and up to $35.0 million in specified sales milestones. We are also obligated to pay ImmunoGen tiered, low to mid-single-digit royalties of total worldwide sales of the ImmunoGen Product on a country-by-country basis. For product sales in the U.S., the royalty term will run for 10 years following the first commercial sale and, for product sales outside the U.S., the royalty term will run for five years following the first sale.

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

The Rainier Asset Purchase Agreement could have been terminated at any time prior to the Outside Date upon 30 days’ notice by us to Rainier or upon the mutual written consent of both parties. On October 8, 2020, we entered into a first amendment to the Rainier Agreement, or the First Amended Rainier Agreement, to extend certain terms of the Rainier Asset Purchase Agreement. Specifically, the Outside Date, was amended such that termination may not occur later than eleven months following the Closing, or February 10, 2021, or the Revised Outside Date. On February 8, 2021, we entered into a second amendment to the First Amended Rainier Agreement, as amended, or the Second Amended Rainier Agreement. Pursuant to the Second Amended Rainier Agreement, the Outside Date was further amended such that termination may not occur later than July 1, 2021, and such amendment was made in consideration for early payment of the additional $3.5 million owed to Rainier. On May 26, 2021, we notified Rainier of our intent to continue development of the asset and issued 313,359 of our common shares to Rainier on July 1, 2021. In August 2022, we announced the dosing of the first patient in a Phase 1 study of FPI-1966 and paid a $2.0 million milestone payment and issued 156,679 common shares to Rainier.

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

Pursuant to the Genentech License Agreement, we are obligated to use commercially reasonable efforts to develop and commercialize at least one Product and we are solely responsible for the costs associated with the development, manufacturing, regulatory approval and commercialization of any Products. The manufacture of the antibody by any third-party CDMO must be approved in advance by Genentech. Additionally, Genentech retains the right to use the Licensed Antibodies solely to research and develop molecules other than the Licensed Antibodies.

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

RadioMedix Option and Asset Purchase Agreement

On November 14, 2022, we and RadioMedix entered into an option and asset purchase agreement, or the RadioMedix Agreement, pursuant to which RadioMedix granted to us the exclusive right, but not the obligation, or the RadioMedix Option, to acquire certain of RadioMedix’s assets related to its on-going Phase 2 clinical trial evaluating 225Ac-PSMA-I&T, or the TATCIST Study, a small molecule targeting prostate specific membrane antigens, expressed on prostate tumors. Such assets include, among other things, the investigational new drug application for the TATCIST Study, and all governmental authorizations and materials related thereto, all know-how, intellectual property and information of RadioMedix related to 225Ac PSMA, any third-party license held, or later acquired, by RadioMedix relating to 225Ac PSMA, and clinical and other data for the TATCIST Study, or collectively, the RadioMedix Assets. In exchange for the RadioMedix Option, we paid RadioMedix an option fee of $0.8 million upon the execution of the RadioMedix Agreement. The RadioMedix Option has an exercise fee of $1.5 million payable to RadioMedix, or the RadioMedix Exercise Fee. Pursuant to the terms of the RadioMedix Agreement, we needed to exercise the RadioMedix Option within a specified time period following the delivery by RadioMedix of specified data related to the TATCIST Study, or the RadioMedix Option Trigger, though we had the right to exercise the RadioMedix Option prior to achievement of the RadioMedix Option Trigger.

On February 10, 2023, we notified RadioMedix of our decision to exercise the RadioMedix Option and paid the RadioMedix Exercise Fee. The acquisition closed on the same day, February 10, 2023, or the RadioMedix Closing. We now refer to the alpha-emitting radiopharmaceutical being evaluated in the TATCIST Study as FPI-2265.

Pursuant to the terms of the RadioMedix Agreement, we will be obligated to pay RadioMedix (i) up to an additional $10.5 million upon the achievement of certain clinical and regulatory milestones, (ii) low single-digit royalties on potential future net sales, subject to specified reductions, and (iii) up to an additional $50.0 million in net sales milestones; in each case, relating to products covered by the RadioMedix Agreement. In addition, in the event RadioMedix or we are successful in obtaining certain intellectual property rights from a third party relating to 225Ac-PSMA-I&T, the amount of the clinical and regulatory milestone payments will be increased by up to an aggregate of $4.0 million and the royalty rates will increase but remain in the low- to mid-single digits.

Pursuant to the RadioMedix Agreement, we are prohibited from terminating or deprioritizing the development of 225Ac-PSMA-I&T, subject to specified exceptions, including, but not limited to regulatory, safety, efficacy, market exclusivity and competition and patentability developments. If we terminate or deprioritize the development of 225Ac-PSMA-I&T, and do not sell, license or otherwise transfer our rights to a third-party within 12 months of such termination, we and RadioMedix are required to negotiate the return of 225Ac PSMA I&T and related assets to RadioMedix in return for specified reimbursement costs to us.

The RadioMedix Agreement includes representations, warranties and covenants of the parties customary for a transaction of this nature. Among other things, RadioMedix has agreed, subject to certain exceptions, not to develop or research a molecule that targets PSMA for a certain period of time following the RadioMedix Closing.

The RadioMedix Agreement also contains customary termination provisions, including termination (i) by mutual written agreement of the parties, (ii) by either party in the event that the applicable conditions for termination of the TATCIST Study set forth in the TATCIST Study protocol are met, and (iii) by either party upon a material breach of the RadioMedix Agreement by the other party.

To date, Excel Diagnostics and Nuclear Oncology Center, or Excel, an affiliate of RadioMedix, has been the only clinical trial site dosing patients in the TATCIST Study. At the RadioMedix Closing, we and Excel entered into a clinical trial agreement, pursuant to which Excel shall remain a clinical trial site following the RadioMedix Closing. Additionally, at the RadioMedix Closing, we and RadioMedix entered into manufacturing agreements under which RadioMedix will supply FPI-2265 to us for use in clinical trials. RadioMedix will not be the sole manufacturer to supply FPI-2265 for use in clinical trials.

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

A product candidate may also be eligible for accelerated approval, if it treats a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA generally requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Under FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under an NDA or BLA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA or BLA for a drug that uses or incorporates the platform technology. Designated platform technology status does not ensure that a drug will be developed more quickly or receive FDA approval. In addition, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

Fast track designation, priority review, breakthrough therapy and platform technology designation do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Additionally, manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violations, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of post-approval problems with a product may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including recall.

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

U.S. Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of our product candidates and any future product candidates we develop, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

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

Canadian Review and Approval Process

In Canada, our product candidates and our research and development activities are primarily regulated by the Food and Drugs Act and the rules and regulations thereunder, which are enforced by Health Canada (including its Biologic and Radiopharmaceutical Drugs Directorate). Health Canada regulates, among other things, the research, development, testing, approval, manufacture, packaging, labeling, storage, recordkeeping, advertising, promotion, distribution, marketing, post-approval monitoring and import and export of pharmaceutical, including radiopharmaceutical and biologic, products. The drug approval process under Canadian laws requires licensing of manufacturing facilities, carefully controlled research and testing of products, government review and approval of experimental results prior to giving approval to sell drug products including radiopharmaceutical and biologic drug products. Regulators also typically require that rigorous and specific standards such as GMP, GLP and GCP are followed in the manufacture, testing and clinical development, respectively, of any drug product. The processes for obtaining regulatory approvals in Canada, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. For further information, see “Risk Factors.”

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

The manufacture of investigational drugs for the conduct of human clinical trials is subject to cGMP requirements. Investigational drugs and active pharmaceutical ingredients imported into Canada are also subject to regulation by Health Canada relating to their labeling and distribution. Progress reports detailing the results of the clinical trials must be submitted at least annually to Health Canada and the applicable REBs, and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, in Canada, Health Canada or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an REB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the REB’s requirements or if the drug has been associated with unexpected serious harm to subjects. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of trial subjects, potential trial subjects and the continuing validity and scientific merit of the clinical trial. A sponsor may also suspend or terminate a clinical trial based on evolving business objectives or competitive climate.

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

The testing and approval process for an NDS requires substantial time, effort and financial resources, and may take several years to complete. Biologic drugs differ from standard small molecule drugs in that applicants must include more detailed chemistry and manufacturing information. This is necessary to help ensure the purity and quality of the product, for example to help ensure that it is not contaminated by an undesired microorganism. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Health Canada may not grant approval of an NDS on a timely basis, or at all. In Canada, NDSs are subject to user fees and these fees are typically increased annually to reflect inflation.

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

Biologic products and radiopharmaceuticals that have a biologic drug substance in particular are monitored post-approval by being placed on a lot release schedule tailored to their potential risk, manufacturing, testing and inspection history to date. With higher risk biologics, each lot is tested before being released for sale in Canada. Moderate risk biologics are periodically tested at the discretion of Health Canada while manufacturers of low risk biologics usually only need to contact Health Canada regarding lots being sold or for providing certification of complete and satisfactory testing. Products are carefully scrutinized before they are placed in any level of the lot release process, and at any time the testing regime for a biologic may be altered.

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

Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The transitory provisions of the new Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the new Regulation.

The new Regulation overhauled the system of approvals for clinical trials in the EU. Specifically, it is directly applicable in all Member States (meaning that no national implementing legislation in each Member State is required), and aims at simplifying and streamlining the approval of clinical trials in the EU. The main characteristics of the new Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have also been established for the assessment of clinical trial applications.

European Union Drug Review and Approval

In the EU, medicinal products can only be commercialized after obtaining a marketing authorization, or MA. There are two types of MAs.

•
The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and is valid throughout the entire territory of the EU and the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway), or EEA. The centralized procedure is mandatory for certain types of products, including products produced by biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions or viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

Under the centralized procedure, the EMA’s CHMP, is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. The maximum timeframe for the evaluation of an MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

•
National MAs, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this national MA can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States, referred to as the Concerned Member States, for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment,

SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Concerned Member States).

Under the procedures described above, before granting the MA, the EMA or the competent authorities of the Member States of the EU make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. In addition, there are specific requirements for a radiopharmaceutical MA application as detailed in the EMA’s Guideline on Radiopharmaceuticals dated 26 November 2008.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain is no longer covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs continue to be recognized in Northern Ireland). All medicinal products with an existing centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of three years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new Great Britain MA.

European Union New Chemical Entity Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon the grant of an MA and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MA application can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an MA for one or more new therapeutic indications which, during the scientific evaluation prior to their MA, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, however, another company could nevertheless also market another version of the product if such company obtained an MA based on an MA application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

European Union Orphan Designation and Exclusivity

In the EU, the European Commission grants orphan designation in respect of a product, after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products, if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the product would be a significant benefit to those affected by that condition.

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following the grant of an MA. During this market exclusivity period, neither the EMA nor the European Commission nor any of the competent authorities in the EU Members States can accept an application or grant an MA for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity may also be revoked in very select cases, such as if: (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized product; (ii) the MA holder for the authorized orphan product consents to such revocation; or (iii) the MA holder for the authorized orphan product cannot supply enough orphan medicinal product. Orphan designation must be requested before submitting an application for an MA. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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
•
Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is sometimes governed by the national anti-bribery laws of EU Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.

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

The aforementioned EU rules are generally applicable in the EEA.

European Data Collection

The collection and use of personal health data in the EEA is governed by the General Data Protection Regulation, or GDPR, which became effective May 25, 2018. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from infringement of the GDPR. Maintaining compliance with the GDPR, will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EEA’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Like the EU GDPR, the UK GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the UK GDPR. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently broadly aligns with EU regulations, however it is possible that these regimes will diverge more significantly in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of United Kingdom and EU pharmaceutical legislation. For example, the new Clinical Trials Regulation which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States has not been implemented into UK law, and a separate application will need to be submitted for clinical trial authorization in the UK. The extent to which the regulation of clinical trials in the UK will mirror the new Clinical Trials Regulation now it has come into effect is not yet known, but the MHRA opened a consultation on a set of proposals designed to improve and strengthen the UK clinical trials legislation. Such consultation took place from January 17, 2022 until March 14, 2022, and the MHRA is currently analyzing feedback. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under the new framework mentioned above which will be put in place by the MHRA from January 1, 2024, the MHRA has stated that it will take into account decisions on the approval of MAs from the EMA (and certain other regulators) when considering an application for a Great Britain MA.

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

Human Capital Resources

As of March 6, 2023, we had 102 full-time employees. Of these employees, 56 are based out of our headquarters in Hamilton, Ontario and 46 are based out of our office in Boston, Massachusetts. None of our employees are represented by a labor union or covered by a collective bargaining agreement. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. We have not experienced any work stoppages as a result of labor disputes or strikes. We have built a strong and positive workplace culture and we pride ourselves on maintaining good relationships with our employees. All our full-time employees enjoy a range of benefits including company-matching retirement contributions, participation in our incentive stock option program and our funding of health insurance premiums for both the employee and the employee’s family.

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

Investment in drug and biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates, and our lead product candidate is only in a Phase 2 clinical trial. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have financed our operations primarily through equity financings.

We have incurred significant net losses in each period since our inception in December 2014. For the years ended December 31, 2022 and 2021, we reported net losses of $87.6 million and $81.0 million, respectively. As of December 31, 2022, we had an accumulated deficit of $281.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of FPI-2265, our newly acquired PSMA-I&T asset, FPI-1434, FPI-1966 and FPI-2059, the planned IND-enabling studies and future clinical trials for our other product candidates and to continue to identify new product candidates. We will require significant additional amounts of funding in order to launch and commercialize our product candidates.

On June 30, 2020, we completed an initial public offering of our common shares by issuing 12,500,000 shares of our common shares, at $17.00 per share, for net proceeds of approximately $193.1 million. As of December 31, 2022, we had approximately $188.1 million in cash, cash equivalents, restricted cash and investments. Based on our research and development plans, we expect our cash, cash equivalents and investments at December 31, 2022, together with the $60.0 million in gross proceeds from our private placement completed in February 2023, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. We will require significant additional amounts of cash in order to continue to develop, launch and commercialize our current and future product candidates to the extent that such launch and commercialization are not the responsibility of a future collaborator that we may contract with in the future. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing FPI-2265, FPI-1434, FPI-1966 and FPI-2059 and our other product candidates;
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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from product sales. We do not expect to generate significant product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Other than FPI-2265, FPI-1434, FPI-1966 and FPI-2059, all of our product candidates are in the preclinical stages of clinical development and will require additional preclinical studies or clinical development as well as regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. As such, we face significant development risk as our product candidates advance further through preclinical and clinical development. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

We are a clinical-stage oncology company with a limited operating history. We were founded to advance certain intellectual property relating to radiopharmaceuticals that had been developed by the Centre for Probe Development and Commercialization, or CPDC, in December 2014, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, initiating and conducting our Phase 1 clinical trials, undertaking preclinical studies, in-licensing product candidates for development, and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We have only advanced four product candidates to clinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We expect our expenses to increase in connection with our planned operations. Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of common shares, convertible securities or other equity securities, your ownership interest may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common shareholder. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming shares or declaring dividends, that could adversely impact our ability to conduct our business. Our pledge of our assets as collateral to secure our obligations under our loan and security agreement, the Loan Agreement, with Oxford Finance LLC, or Oxford, may limit our ability to obtain additional debt financing. Under the Loan Agreement, we are also restricted from paying dividends on our common shares, granting liens, making investments, making acquisitions, making certain restricted payments, selling assets and making certain other uses of our cash without the lenders’ consent, subject in each case to certain exceptions. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates. If we raise additional funds through collaborations, strategic alliances, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we would be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), or the Canadian Tax Act, and equivalent provincial income tax legislation restrict a corporation’s ability to carry forward net operating losses from preceding taxation years. We have not performed a detailed analysis to determine whether an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act has occurred after each of our previous issuances of our common shares or preferred shares or our subsidiary’s preferred exchangeable shares. As of December 31, 2022, we had $170.2 million of Canadian net operating loss carryforwards that begin to expire in 2035. In addition, we had $6.4 million of Canadian research and development tax credit carryforwards that begin to expire in 2037 and an available Canadian research and development expenditure pool of $35.5 million, which expenditures are available to reduce future taxable income and generally have an unlimited carryforward period. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary. Future changes in our share ownership, some of which are outside of our control, could result in an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act. Therefore, our ability to utilize our existing net operating loss carryforwards, research and development tax credits and research and development expenditure pool, as well as tax attributes from any companies that we may acquire in the future, may be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our net operating losses and other tax attributes, which could negatively impact our future cash flows.

We have a significant amount of debt which may affect our ability to operate our business and secure additional financing in the future.

In April 2022, we borrowed $10.0 million under the Loan Agreement. In September 2022, we borrowed an additional $25.0 million, under the Loan Agreement.

Our obligations under the Loan Agreement are secured by substantially all of our assets. The Loan Agreement requires us, and any debt arrangements or instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

•
dispose of assets;
•
complete mergers or acquisitions;
•
incur or guarantee indebtedness;
•
sell or encumber certain assets;
•
pay dividends or make other distributions to holders of our common shares, including by way of certain share buybacks;
•
make specified investments;
•
engage in different lines of business;
•
change certain key management personnel; and
•
engage in certain transactions with our affiliates.

These covenants may make it difficult to operate our business. A failure by us to comply with the covenants could result in an event of default, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, including the occurrence of a material adverse change, the lender could elect to declare all amounts outstanding to be due and payable and exercise other remedies. Because our debt under the Loan Agreement bears interest at floating interest rates based on the 1-month Secured Overnight Financing Rate, a new index calculated by reference to short-term repurchase agreements backed by Treasury securities, increases in interest rates could materially increase our interest expense. If the indebtedness were to be accelerated, our future financial condition could be materially adversely affected.

We may incur additional indebtedness in the future. The instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our existing debt instruments. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against any collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation. Further, if our business is subject to liquidation, the right to repayment of the obligations under the Loan Agreement and any other holders of indebtedness would be senior to the rights of the holders of our common shares to receive any proceeds from the liquidation.

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

•
sourcing clinical and, if successfully approved for commercial sale, commercial supplies, including 225Ac, for the materials used to manufacture our product candidates;
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

We are early in our development efforts. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts. FPI-2265, FPI-1434, FPI-1966 and FPI-2059, our most advanced product candidates, are still in the early stages of clinical development, and are our only product candidates to have advanced beyond preclinical studies. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Our business is highly dependent on our lead product candidates, FPI-2265, FPI-1434, FPI-1966 and FPI-2059, as the lead investigational assets for our TAT platform and we must complete preclinical studies and clinical testing before we can seek regulatory approval and begin commercialization of any of our other product candidates. If we are unable to obtain regulatory approval for, and successfully commercialize FPI-2265, FPI-1434, FPI-1966 or FPI-2059, our business may be materially harmed and such failure may affect the viability of our other product candidates.

There is no guarantee that any of our product candidates will proceed in preclinical or clinical development or achieve regulatory approval. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned or, if at all.

There is no guarantee that the results obtained in current and planned preclinical studies or our Phase 1 clinical trials of FPI-2265, FPI-1434, FPI-1966 or FPI-2059 or future clinical trials will be sufficient to obtain regulatory approval. In addition, because our lead product candidates are our most advanced product candidates, and because our future product candidates that use antibodies as a targeting molecule are based or will be based on our Fast-Clear technology, if our lead product candidates encounter safety or efficacy problems, developmental delays, regulatory issues, or other problems, our development plans and business related to our other current or future product candidates using antibodies could be significantly harmed. A failure of either of our lead product candidates may affect the ability to obtain regulatory approval to continue or conduct clinical programs for our other or future product candidates. Further, competitors who are developing products with similar technology may experience problems with their products that could identify problems that would potentially harm our business.

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

We may experience delays in obtaining the FDA’s authorization, or the authorization of similar foreign regulatory authorities, to initiate clinical trials. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time, or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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
•
obtaining institutional review board, or IRB, research ethics board, or REB, or ethics committee approval at each clinical trial site;
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
•
adding a sufficient number of clinical trial sites; or
•
obtaining sufficient product supply of our product candidates, and components thereof, including 225Ac for use in preclinical studies or clinical trials from third-party suppliers.

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

We could also experience delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety, efficacy, potency and purity profiles. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or REBs of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board for such clinical trial or by the FDA or similar foreign regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or similar regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidates, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

We expect to develop many of our product candidates, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.

We intend to develop FPI-2265, FPI-1434, FPI-1966 and FPI-2059, and may develop future product candidates, for use in combination with one or more currently approved cancer therapies. For example, in May 2021, we announced that we had entered into a clinical trial collaboration with a subsidiary of Merck to evaluate FPI-1434 in combination with Merck’s anti-PD-1 (programmed death receptor-1) therapy, KEYTRUDA® (pembrolizumab), in patients with solid tumors expressing insulin-like growth factor 1 receptor. Even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

We may also evaluate our current or any other future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar foreign regulatory authorities. We will not be able to market and sell any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or similar foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with our current product candidates or any product candidate we develop, we may be unable to obtain approval of or market any such product candidate we develop.

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
•
the FDA’s or the applicable foreign regulatory authority’s disagreement with our trial protocols, trial designs or the interpretation of data from preclinical studies or clinical trials;

•
our inability to demonstrate that the clinical and other benefits of any of our product candidates outweigh any safety or other perceived risks;
•
the FDA’s or the applicable foreign regulatory authority’s requirement for additional preclinical studies or clinical trials;
•
the results of clinical trials may not meet the level of statistical significance required by the FDA or similar foreign regulatory authorities for marketing approval, or that regulatory authorities may require us to include a larger number of patients than we anticipated;
•
the FDA’s or the applicable foreign regulatory authority’s failure to approve the manufacturing processes or facilities of third-party manufacturers upon which we rely;
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

Any of these factors, many of which are beyond our control, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects. Of the large number of biologic and drug product candidates in development, only a small percentage successfully complete the FDA or similar regulatory approval processes and are commercialized. Even if we eventually complete clinical testing and receive marketing authorization from the FDA or similar foreign regulatory authorities for any of our product candidates, the FDA or similar foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or similar foreign regulatory authority also may approve our product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA similar other foreign regulatory authority, may not approve our product candidates with the labeling that we believe is necessary or desirable for the successful commercialization of such product candidates.

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

In addition, for our Phase 2 clinical trial of FPI-2265, assuming successful transfer of RadioMedix’s IND for 225Ac-PSMA-I&T, and our Phase 1 clinical trials of FPI-1434, FPI-1966 and FPI-2059 and any future clinical trials that may be completed for our product candidates, we cannot guarantee that the FDA or similar foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or similar foreign regulatory authorities to support a marketing application, approval of our product candidates may be significantly delayed or prevented entirely, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Initial success in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later-stage trials.

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. For example, our ongoing trials of FPI-2265, FPI-1434, FPI-1966 and FPI-2059 utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

From time to time, we may publish interim, “top-line” or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. For example, our planned and ongoing Phase 1 and Phase 2 trials are and will be an open-label trial and we may decide to disclose interim, “top-line,” or preliminary safety data at certain points in its development. Such data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, “top-line” or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, “top-line,” and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, “top-line” or preliminary data and final data could significantly harm our reputation and business prospects.

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

Risks associated with the in-licensing or acquisition of drug candidates could cause substantial delays in the preclinical and clinical development of our drug candidates.

We acquired rights to FPI-2265 from RadioMedix Inc., or RadioMedix, in February 2023, after exercising our rights under an option and asset purchase agreement entered into in November 2022. Because we were not involved in the preclinical or clinical development of FPI-2265 prior to such date, we may experience difficulties in the transition of certain development activities from RadioMedix and its affiliates to us, which may result in delays in clinical trials, as well as problems in our development efforts, particularly if we do not receive all of the necessary information, reports and data from RadioMedix and its affiliates in a timely manner. Moreover, the current IND for FPI-2265 is an investigator sponsored IND and will need to be appropriately transferred to us. Once transferred, the IND will be considered a corporate sponsored IND by regulatory authorities which could result in additional requirements to the protocol or overall clinical trial design that could cause delays to the ongoing Phase 2 clinical study. In addition, we have had no involvement with or control over the preclinical and clinical development of FPI-2265 to date. We have relied on RadioMedix having conducted such research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials conducted prior to our agreement with RadioMedix and having correctly collected and interpreted the data from these trials. To the extent any of these has not occurred, expected development time and costs may be increased which could adversely affect any future revenue from this drug candidate.

We may also acquire or in-license additional drug candidates for preclinical or clinical development in the future as we continue to build our pipeline. The risks associated with acquiring or in-licensing current or future drug candidates could result in delays in the commencement or completion of our preclinical studies and clinical trials, if ever, and our ability to generate revenues from our drug candidates may be delayed.

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

Since the number of patients that we plan to enroll in our ongoing Phase 1 clinical trials are small, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.

In our planned and ongoing Phase 1 clinical trials, we are evaluating the safety and tolerability of our product candidates to determine the maximum tolerated dose of such product candidate. The preliminary results of clinical trials with smaller sample sizes can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. In addition, our tumor agnostic clinical trial designs, together with the small sample size, may not allow us to enroll a sufficient number of patients with tumor types most likely to respond to our treatment. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of our product candidates with a larger sample size, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1 clinical trials.

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

Our business may be adversely affected by a pandemic, epidemic or outbreak of an infectious disease, such as the ongoing COVID-19 pandemic and the emergence of additional variants.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third-party contract manufacturers and contract research organizations upon whom we rely, as well as our ability to recruit patients for our clinical trials. For example, the ongoing COVID-19 pandemic continues to have unpredictable impacts on global societies, economies, financial markets, and business practices around the world.

The extent to which the ongoing COVID-19 pandemic may impact our business, results of operations and future growth prospects will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, particularly as virus variants continue to spread. For example, we experienced, and may experience again, some temporary delays or disruptions due to the COVID-19 pandemic, including pauses in and delays to patient dosing, limited or reduced patient access to ICU beds, hospitals and healthcare resources generally, delayed initiation of new clinical trial sites and limited on-site personnel support at various trial sites. In addition, certain of our third-party manufacturers and suppliers paused their operations in the early stages of the pandemic, and some have paused their operations again as additional waves of the COVID-19 pandemic have impacted local communities and/or as a result of national and local regulations.

We are actively monitoring and managing our response and evaluating the actual and potential impacts to our business operations, including on our ongoing and planned clinical trials. We will continue to work closely with our third-party vendors, collaborators, and other parties in order to seek to advance our programs and pipeline of product candidates, while keeping the health and safety of our employees and their families, partners, third-party vendors, healthcare providers, patients and communities a top priority.

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

There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or in other jurisdictions for which we are able to obtain regulatory approval.

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

We are currently conducting clinical trials in Canada and may in the future choose to conduct additional clinical trials outside the United States, including in Australia, Europe or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Risks Related to Our Reliance on Third Parties and Manufacturing

Presently, some of our product candidates are biologics and the manufacture of such product candidates is complex. Currently, and even after the future completion of the construction of our own manufacturing facility, we rely, and will continue to rely, on third parties to manufacture our lead product candidates for our ongoing clinical trials and our preclinical studies as well as any preclinical studies or clinical trials of our future product candidates that we may conduct. We also expect to rely on third parties for the commercial manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product supplies or product candidates, or fail to do so at acceptable quality levels or prices.

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

We are substantially dependent on third-party entities for supply our raw material and manufacturing. To date, we have obtained the actinium for our Phase 1 clinical trials from the U.S. Department of Energy, or DoE. The raw material for our

TATs is shipped to third-party CDMOs, which manufacture the product candidate. In December 2020, we entered into a collaboration agreement and supply agreement with the TRIUMF entities for the development, production and supply of 225Ac to us which was amended in August 2021. Under the agreement, we will invest up to $20.0 million CAD in TRIUMF for the advancement of processes, technology and intellectual property around the manufacture of 225Ac along with preferred access and pricing to 225Ac. In June 2022, we announced that we entered into a collaboration and supply agreement with Niowave, Inc., or Niowave, for the development, production, and supply of 225Ac. Under the agreement, we will invest up to $5 million in Niowave to further develop their technology to increase current production capacity of 225Ac, and in return we will have guaranteed access to a pre-determined percentage of Niowave’s capacity of the resulting 225Ac, as well as preferred access to any excess supply produced. In January 2023, we announced that we entered into a supply agreement with BWXT Medical Ltd., or BWXT, for the supply of 225Ac. TRIUMF, Niowave and BWXT may not be able to supply us with 225Ac at the level of production to meet our clinical or commercial needs. We may also be unable to enter into supply agreements with other third parties for the supply of 225Ac at the level of production to meet our clinical or commercial needs.

Even after we establish our own manufacturing facility, we expect to rely on third-party manufacturers or third-party collaborators for the manufacture of our product candidates and for commercial supply of any of our product candidates for which we or any of our potential future collaborators obtain marketing approval. We may be unable to maintain agreements with our existing third-party manufacturers, or to establish additional agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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
•
our third-party manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies, and similar foreign regulatory authorities to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these and/or any other applicable regulations and standards;
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

Each of these risks could delay or prevent the completion of our ongoing and future clinical trials or the approval of any of our product candidates by the FDA or similar foreign regulatory authorities, resulting in higher costs or adversely impact commercialization of our product candidates. Any shortages in the supply of such raw materials used in the manufacture of our product candidates could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA or similar foreign regulatory authorities, resulting in higher costs or adversely impact commercialization of our product candidates. In addition, we may rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA or similar foreign regulatory authorities could place significant restrictions on our company until deficiencies are remedied.

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

In June 2021, we entered into a lease agreement with Hamilton, Ontario-based McMaster University for approximately 27,000 square feet of space at our current headquarters for the purpose of establishing a manufacturing facility to supplement our existing agreements with CDMOs for the manufacture of drug substance and drug product for preclinical and clinical needs. We expect that construction of our own manufacturing facility will provide us with enhanced control of material supply for preclinical studies, clinical trials, and commercialization, enable more rapid implementation of process changes, and allow for better long-term margins if any of our product candidates successfully complete clinical trials and receive marketing approval.

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

111In, is a key component of our imaging analogues. We source medical grade 111In from a single source. Currently, we believe there is sufficient supply of 111In to advance our ongoing and planned clinical trials, support additional trials we may undertake utilizing 111In and for commercialization of our product candidates. We continually evaluate 111In manufacturers and suppliers and intend to have redundant suppliers prior to the commercial launch of FPI-2265, FPI-1434, FPI-1966 or FPI-2059, if either is approved. While we consider 111In to be readily available, there can be no guarantee that we will be able to secure another 111In supplier or obtain on terms that are acceptable to us.

225Ac is a key component of our product candidates, as well as other product candidates that we might consider for development with the 225Ac payload. We are continually working to ensure that there are adequate quantities of 225Ac available today to meet our current needs; however, our present main supplier, the DoE, has encountered supply shortages which could affect our business operations and results of operations. In December 2020, we entered into a collaboration agreement and supply agreement with the TRIUMF entities for the development, production and supply of 225Ac to us which was amended in August 2021. In June 2022, we announced that we entered into a collaboration and supply agreement with Niowave, Inc., or Niowave, for the development, production, and supply of 225Ac. In January 2023, we announced that we entered into a supply agreement with BWXT Medical Ltd., or BWXT, for the supply of 225Ac.

In addition, our contract for supply of 225Ac from the DoE must be renewed upon the end of its term, and the current contract extends through December 2023. There can be no assurance that the DoE will renew the contract or that change its policies that allow for the sale of this isotope to us. Failure to acquire sufficient quantities of medical grade 225Ac would make it impossible to effectively complete clinical trials and to commercialize any 225Ac-based product candidates that we may develop and would materially harm our business.

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

We depend and will continue to depend on independent investigators and collaborators, such as medical institutions, CROs, contract development and manufacturing organizations, or CDMOs, and strategic partners to conduct our preclinical studies and clinical trials, including our ongoing and planned Phase 1 clinical trials. We also expect to enlist independent investigators, such as medical institutions and a CRO in the clinical development of FPI-2265. We expect to have to negotiate budgets and contracts with CROs, trial sites and CDMOs which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good clinical practices, or GCPs, which are regulations and guidelines enforced by the FDA and similar foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or similar foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic or drug product produced under cGMP regulations, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

The strategic collaboration agreement with AstraZeneca is important to our business. We may depend on AstraZeneca or additional third parties for the development and commercialization of our other programs and future product candidates. Our current and future collaborators may control aspects of our clinical trials, which could result in delays or other obstacles in the commercialization of the product candidates we develop. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

Under the strategic collaboration agreement, the Collaboration Agreement, entered into between us and AstraZeneca UK Limited, or AstraZeneca, in October 2020, we and AstraZeneca will jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer by leveraging our TAT platform and expertise in radiopharmaceuticals with AstraZeneca’s portfolio of antibodies and cancer therapeutics. For the combination therapies, the parties will evaluate potential combination strategies involving our existing assets, including our FPI-1434 and FPI-1966 product candidates, in combination with certain of AstraZeneca’s existing therapeutics for the treatment of various cancers. AstraZeneca is obligated to fully fund all research and development activities for the combination strategies.

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

If we or third parties, such as CROs or CDMOs, use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities may involve the controlled use of potentially hazardous substances, including chemical and biological materials, by us or third parties, such as CROs and CDMOs. The use of 111In and 225Ac-labeled antibody treatments involves the inherent risk of exposure from gamma ray emissions, which can alter or harm healthy cells in the body. We and such third parties are subject to federal, state, provincial and local laws and regulations in the United States, Canada and other foreign jurisdictions governing the use, manufacture, storage, handling, and disposal of medical and hazardous materials. Although we believe that our and such third-parties’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state, provincial or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition, or results of operations. We currently maintain insurance coverage for injuries resulting from the hazardous materials we use; however, future claims may exceed the amount of our coverage. Also, we do not have insurance coverage for pollution cleanup and removal. Currently the costs of complying with such federal, state, provincial, local and foreign environmental regulations are not significant, and consist primarily of waste disposal expenses. However, they could become expensive, and current or future environmental laws or regulations may impair our research, development, production and commercialization efforts.

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

Securing regulatory approval also requires the submission of information about the biologic and drug manufacturing process and inspection of manufacturing facilities by the relevant regulatory authority. The FDA or similar foreign regulatory authorities may fail to approve our manufacturing processes or facilities, whether run by us or our CDMOs. In addition, if we make manufacturing changes to our product candidates in the future, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions.

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

Similarly, in the EU, the European Commission grants orphan designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an orphan designation application, if the sponsor for the product can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the product would be a significant benefit to those affected by that condition. In the EU, orphan designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicinal products, and potential fee reductions depending on the status of the sponsor.

Generally, if a drug or biologic with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug or biologic is entitled to a period of marketing exclusivity, which precludes the European Medicines Agency, or EMA, or the FDA from approving another marketing application for the same drug and for the same indication during the period of exclusivity, except in limited circumstances. The applicable period is seven years in the United States and 10 years in the EU. The EU exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable such that market exclusivity is no longer justified.

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

A fast track designation by the FDA, even if granted for our current product candidates, or any other future product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

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

Accelerated approval by the FDA, even if granted for our current product candidates, or any other future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek accelerated approval of our current or future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials, and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product will eventually be converted to a traditional approval.

We may seek designated platform technology designation for our TAT platform technology, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.

We may seek designated platform technology designation for our TAT platform technology. Under FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under an NDA or BLA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA or BLA for a drug that uses or incorporates the platform technology. Designated platform technology designation is within the discretion of the FDA. Accordingly, even if we believe our TAT platform technology meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of designated platform technology designation for a platform technology does not ensure that a drug will be developed more quickly or receive FDA approval. Moreover, the designated platform technology designation may be withdrawn by the FDA if the FDA believes that the designation no longer meets the criteria for such designation.

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

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Following potential approval of any of our current or future product candidates, the FDA or similar foreign regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a risk evaluation and mitigation strategy in order to license our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or similar foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs, for any clinical trials that we conduct post-approval. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, NDA, other marketing application and previous responses to inspectional observations. Additionally, manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Further, under FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
•
refusal by the FDA or similar foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
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

•
The Anti-Kickback Statute, which prohibits the knowing and willful offer, receipt or payment of remuneration in exchange for, or to induce or reward, the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal healthcare programs. Remuneration has been broadly defined to include anything of value, including but not limited to cash, improper discounts and free or reduced-price items and services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, U.S. courts have found that if “one purpose” of remuneration is to induce referrals, the U.S. federal Anti-Kickback Statute is violated. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. A claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Further, the Inflation Reduction Act of 2022, the IRA, delayed implementation of the new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees until January 1, 2032.We continue to evaluate what effect, if any, the rule will have on our business. Many states have similar laws that apply to their state healthcare programs as well as private payors. Violations of anti-kickback and other applicable laws can result in exclusion from federal healthcare programs and substantial civil and criminal penalties for each violation, plus up to three times the amount of the false claims involved, and imprisonment.
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

Even if we receive marketing approval, coverage and adequate reimbursement may not be available for our current or future product candidates, which could make it difficult for us to sell the product profitably.

Market acceptance and sales of our product candidates, if approved, will depend in part on the extent to which reimbursement for these products and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Obtaining coverage and adequate reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor.
Patients who are prescribed products for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. Third-party payors decide which therapies they will pay for and establish reimbursement levels. While no uniform policy for coverage and reimbursement exists in the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidate will be made on a payor-by-payor basis. Therefore, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved.

Factors that payors consider when determining reimbursement are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs and biological products, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. In addition, because our current product candidates and our other product candidates require the product to be physician-administered, separate reimbursement for the products themselves may or may not be available. Instead, the administering physician may only be reimbursed for providing the treatment or procedure in which our products are used.

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

Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize any of our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

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

Legislative or regulatory healthcare reforms in the United States and other countries may make it more difficult and costly for us to obtain regulatory clearance or approval of our current or future product candidates and to produce, market and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in the U.S. Congress or other countries that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, regulations and guidance are often revised or reinterpreted by the FDA and similar regulatory authorities in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times for our product candidates. Such changes could, among other things, require:

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018 will remain in effect through 2030 unless additional U.S. Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. These new laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In addition, in February 2023, HHS issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that certain drug and biologic manufacturers can charge for medications sold to certain health care facilities. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. On July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the former administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The IRA further delayed implementation of this rule to January 1, 2032. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HSS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•
the demand for our product candidates, if we obtain regulatory approval;
•
our ability to set a price that we believe is fair for our approved products;
•
our ability to generate revenue and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 17, 2022, the U.S. District Court for the District of Columbia granted the Pharmaceutical Research and Manufacturers of America's (PhRMA) motion for summary judgment invalidating the accumulator adjustment rule.

We expect that these and other healthcare reform measures that may be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

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

The issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Further, the scope of the invention claimed in a patent application can be significantly reduced before the patent is issued, and this scope can be reinterpreted after issuance. Even where patent applications we currently own, license, or that we may license in the future issue as patents, they may not issue in a form that will provide us with adequate protection to prevent competitors or other third parties from competing with us, or otherwise provide us with a competitive advantage. Any patents that eventually issue may be challenged, narrowed or invalidated by third parties. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by valid and enforceable patent rights. Our competitors or other third parties may be able to evade our patent rights by developing new antibodies, biosimilar antibodies, or alternative technologies or products in a non-infringing manner.

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

Composition-of-matter patents on the active pharmaceutical ingredient, or API, in prescription drug products are generally considered to be the strongest form of intellectual property protection for drug products because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. We currently have claims in an in-licensed issued U.S. patent that cover the antibody composition of matter incorporated in some of our product candidates. We license at least one issued U.S. patent with claims that cover the FPI-1434 product candidate. We are pursuing claims in our owned and in-licensed pending patent applications to provide additional compositions of matter coverage, including coverage of our product candidates. We cannot be certain that claims in any future patents issuing from our pending owned or in-licensed patent applications or our future owned or in-licensed patent applications will cover the composition of matter of our current or future product candidates.

However, we do not own or in-license any composition of matter patents or patent applications in the United States or any other jurisdiction with respect to our FPI-2265 product candidate. Further, we do not currently own or in-license any U.S. or foreign patents or patent applications covering the method of use of our FPI-2265 product candidate. We do own a U.S. provisional patent application with claims directed to formulations related to our FPI-2265 product candidate and we intend to file additional patent applications in the future that cover our FPI-2265 product candidate, but we cannot be certain that our future owned or licensed patent applications will cover our FPI-2265 product candidate. As a result, our owned patent portfolio and any patent portfolio we may license in the future may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our FPI-2265 product candidate.

Method-of-use patents protect the use of a product for the specified method and formulation patents cover formulations of the active pharmaceutical ingredient, or API. These types of patents do not prevent a competitor or other third party from developing or marketing an identical product for an indication that is outside the scope of the patented method or from developing a different formulation that is outside the scope of the patented formulation. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, physicians may recommend that patients use these products off-label, or patients may do so themselves. Although off-label use may infringe or contribute to the infringement of method-of-use patents, the practice is common, and this type of infringement is difficult to prevent or prosecute. In addition, there are numerous publications and other prior art that may be relevant to our owned or in-licensed method-of-use patents and patent applications and may be used to challenge the validity of these owned or in-licensed patents and patent applications in litigation or other intellectual property-related proceedings. If these types of challenges are successful, our owned or in-licensed patents and patent applications may be narrowed or found to be invalid and we may lose valuable intellectual property rights. Any of the foregoing could have a material adverse effect on our business, financial conditions, prospects and results of operations.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving the infringement of patents and other intellectual property rights in the biotechnology and pharmaceutical industries. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights and who allege that our product candidates, uses and/or other proprietary technologies infringe their intellectual property rights. We are aware of certain third party patent rights that some may argue cover our FPI-2265, our PSMA I&T product candidate or its use. We have filed an Inter Partes Review, or IPR, petition with the USPTO to challenge the validity of a certain issued U.S. Patent. In the event that we are unsuccessful in the IPR and that such patent has not expired at the time of approval of FPI-2265, our PSMA I&T product candidate and the patent owners were to bring an infringement action against us, we may have to argue that FPI-2265, our PSMA I&T product candidate, its manufacture or use does not infringe a valid claim of the patent in question. Furthermore, if we were to challenge the validity of this or any other issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would need to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity. In the event that a patent is successfully asserted against us such that the patent is found to be valid and enforceable and infringed by FPI-2265, our PSMA I&T product candidate or its use, unless we obtain a license to such a patent, which may not be available on commercially reasonable terms or at all, we could be prevented from continuing to develop or commercialize our product.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting preclinical and clinical trials and other development activities in the United States is not considered an act of infringement. If FPI-2265, FPI-1434, FPI-1966, FPI-2059 or another product candidate is approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we may believe that patent claims or other intellectual property rights of a third party would not have a materially adverse effect on the commercialization of our product candidates, we may be incorrect in this belief, or we may not be able to prove it in litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that may be infringed by our product candidates. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents, held now or obtained in the future by a third party, were found by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product or methods use of the product, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover any aspect of our formulations, any combination therapies or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Presently we have rights to certain patents and applications through licenses from third parties and own patents and patent applications related to our product candidates. Because additional product candidates or therapies, including combination therapies with our product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights.

Our product candidates may also require specific formulations to work effectively and efficiently and rights to the formulations may be held by others. Similarly, efficient production or delivery of our product candidates may also require specific compositions or methods, and the rights to these may be owned by third parties. We may be unable to acquire or in-license compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary or important to our business operations. If we fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, it would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and/or may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if it is possible and we were able to develop such alternatives. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies that we have licensed. In that event, we may be required to expend significant time and resources to develop or license replacement technologies. Moreover, the specific targeting vectors that will be used with our product candidates may be covered by the intellectual property rights of others.

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

Our European patents and patent applications could be challenged in the recently created Unified Patent Court, or UPC, for the European Union, that is expected to be fully ratified in 2023. We may decide to opt out our European patents and patent applications from the UPC. However, if certain formalities and requirements are not met, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC. Under the UPC, a granted European patent would be valid and enforceable in numerous European countries. A successful invalidity challenge to a European patent under the UPC would result in loss of patent protection in those European countries. Accordingly, a single proceeding under the UPC could result in the partial or complete loss of patent protection in numerous European countries, rather than in each validated European country separately as such patents always have been adjudicated. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

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

As of December 31, 2022, we had 101 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of our Loan Agreement preclude us from paying dividends without the lenders’ consent, and any future debt agreements that we may enter into may preclude us from paying dividends without the lenders’ consent or at all. Any return to shareholders will therefore be limited to the appreciation of their common shares, which may never occur.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding nonbinding advisory votes on executive compensation and shareholder approval of any golden parachute payments not previously approved, and an exemption from compliance with the requirement of the Public Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common shares that are held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

If we are a CFC there could be materially adverse U.S. federal income tax consequences to certain U.S. Holders of our common shares.

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

A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if Ten Percent Shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A ‘‘Ten Percent Shareholder’’ is a United States person (as defined by the Code) who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of such corporation. We believe that we were not a CFC in the 2022 taxable year, however, it is possible that we may become a CFC in the 2023 taxable year or in a subsequent taxable year. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. In addition, recent changes to the attribution rules relating to the determination of CFC status may make it difficult to determine our CFC status for any taxable year. In addition, it is possible that a shareholder treated as a U.S. person for U.S. federal income tax purposes will acquire, directly or indirectly, enough of our common shares to be treated as a Ten Percent Shareholder. We cannot provide any assurances that we will assist holders of our common shares in determining whether we are treated as a CFC or whether any holder of the common shares is treated as a Ten Percent Shareholder with respect to any such CFC or furnish to any Ten Percent Shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations.

U.S. Holders should consult their tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC. If we are classified as both a CFC and a PFIC (as defined below), we generally will not be treated as a PFIC with respect to those U.S. Holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.

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

Generally, if, for any taxable year, at least 75% of our gross income is passive income (the “income test”), or at least 50% of the value of our assets (generally, using a quarterly average) is attributable to assets that produce passive income or are held for the production of passive income (including cash) (the “asset test”), we would be characterized as a PFIC for U.S. federal income tax purposes. The determination of whether we are a PFIC, which must be made annually after the close of each taxable year, depends on the particular facts and circumstances and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Our status as a PFIC will depend on the composition of our income and the composition and value of our assets (including goodwill and other intangible assets), which will be affected by how, and how quickly, we spend any cash that is raised in any financing transaction. As a publicly traded CFC or not a CFC for such year, the value of our assets generally may be determined by reference to the market value of our common shares, which may be volatile. Moreover, our ability to earn specific types of income that will be treated as non-passive for purposes of the PFIC rules is uncertain with respect to future years. For our taxable year ended December 31, 2022, we believe we may be classified as a PFIC, however it is uncertain whether we will be a PFIC for our taxable year ending December 31, 2023 or future taxable years. We cannot provide any assurances regarding our PFIC status for any past, current or future taxable years.

If we are a PFIC during a U.S. Holder’s holding period, such U.S. Holder would be subject to adverse U.S. federal income tax consequences, such as ineligibility for certain preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements under U.S. federal income tax laws and regulations. A U.S. Holder may in certain circumstances mitigate adverse tax consequences of the PFIC rules by filing an election to treat the PFIC as a qualified electing fund, or QEF, or, if shares of the PFIC are “marketable stock” for purposes of the PFIC rules, by making a mark-to-market election with respect to the shares of the PFIC. We will determine our PFIC status at the end of each taxable year and will satisfy any applicable record keeping and reporting requirements that apply to a QEF, including providing to you, for each taxable year that we determine we are or, in our reasonable determination, may be a PFIC (in which case we will also determine the PFIC status of each of our subsidiaries), a PFIC Annual Information Statement containing information necessary for you to make a QEF Election with respect to us. We may elect to provide such information on our website. You are urged to consult your tax advisors regarding our PFIC status, the potential consequences to you if we were to become a PFIC, including the availability, and advisability, of, and procedure for making, QEF elections.

General Risks

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;

•
Delayed or lost access to, or reductions in borrowings available under the Loan Agreement, revolving existing credit facilities or other working capital sources and/or delays, inability or reductions in the company’s ability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•
Potential or actual breach of contractual obligations that require the Company to maintain letters of credit or other credit support arrangements;
•
Potential or actual breach of financial covenants in our Loan Agreement or other credit arrangements;
•
Potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or
•
Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on the Company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to the Company and may have a material adverse impact on our business.

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

Our operations, and those of our CROs, CDMOs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates on a patient-by-patient basis. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Global economic uncertainty and weakening product demand caused by political instability, changes in trade agreements and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business.

Political developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs, may negatively impact markets and cause weaker macro-economic conditions. The continuing effect of any or all of these events could adversely harm our operations and weaken our financial results.

Inflation could adversely affect our business, financial condition or results of operations.

Inflation rates across the globe have been rapidly increasing since 2021. Economists generally believe that this recent spike in the inflation rate has been driven by a number of factors including (among others) global supply chain issues, the increased cost of oil and other commodities, changes in consumer buying patterns during the ongoing COVID-19 pandemic and the massive influx of money into certain economies as a result of governmental rescue and stimulus programs implemented since the beginning of the COVID-19 pandemic. The current Russia-Ukraine conflict, which has resulted in increased energy prices and sanctions disrupting the normal patterns of global trade, has exacerbated inflationary conditions. To address recent high inflation rates, the Federal Reserve has announced several 0.5% and 0.75% increases to its benchmark interest rate and may approve additional rate increases in 2023. Such increases may be significant and likely spell the end, for the foreseeable future, of what has been a prolonged period of low interest rates.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Hamilton, Ontario, and as of December 31, 2022, we leased and occupied approximately 20,788 square feet of office and laboratory space that expires in 2030. As of December 31, 2022, we also maintained offices in Boston, Massachusetts, pursuant to a lease of 14,936 square feet that expires in 2027. We believe that our current facilities are adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings.

We have filed an Inter Partes Review, or IPR, petition with the United States Patent and Trademark Office, or USPTO, to challenge the validity of a certain issued U.S. Patent relating to FPI-2265. We cannot predict if the IPR will be instituted by the USPTO or, if instituted, we will prevail.

We are not currently a party to any other material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares began trading on the Nasdaq Global Select Market on June 26, 2020, under the symbol “FUSN”. Prior to that time, there was no public market for our common shares.

Holders of Record

As of March 6, 2023, there were approximately 136 holders of record of our common shares. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement for our annual for our 2023 annual meeting of shareholders to be filed with the SEC, and is incorporated into this Annual Report on Form 10-K by reference.

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

In August 2022, the Company issued 156,679 of its common shares to Rainier pursuant to the terms of the Second Amended Rainier Agreement.

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

On February 13, 2023, the Company entered into a Securities Purchase Agreement, or the Purchase Agreement, with the purchasers named therein, or the Investors.

Pursuant to the Purchase Agreement, the Company agreed to sell an aggregate of 17,648,596 of its common shares, or the Shares, no par value per share, or the Common Shares, at a purchase price equal to $3.40 per share, which represents the closing price on the Nasdaq Global Select Market on February 10, 2023, to the Investors for approximately $60.0 million in aggregate gross proceeds, or collectively, the Offering. The Offering closed on February 16, 2023. The Company will pay expenses including commissions associated with the sale of these Shares.

On February 13, 2023, in connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement, or the Registration Rights Agreement, with the Investors. Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the SEC within 45 calendar days after the closing of the Offering for purposes of registering the resale of the Shares and any Common Shares as a dividend or other distribution with respect to the Shares. The Company agreed to use its commercially reasonable efforts to cause this registration statement to be declared effective by the SEC within 60 days after the filing of the registration statement.

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

Overview

We are a clinical-stage oncology company focused on developing next-generation radiopharmaceuticals as precision medicines. We have developed our Targeted Alpha Therapies, or TAT, platform to enable us to connect alpha particle emitting isotopes to various targeting molecules to selectively deliver the alpha particle payloads to tumors. Our TAT platform is underpinned by our ability to radiolabel various classes of targeting molecules (including antibodies, small molecules and peptides), our research and insights into the underlying chemistry and biology of alpha emitting radiopharmaceuticals, our differentiated capabilities in target identification, candidate generation, manufacturing and supply chain, our proprietary Fast-ClearTM linker technology used in conjunction with antibody-based targeting molecules, and development of imaging agents. We believe that our TATs have the potential to build on the successes of currently available radiopharmaceuticals and be broadly applicable across multiple targets and tumor types.

Our most advanced product candidate, FPI-2265, is a Phase 2 program acquired from RadioMedix, Inc., or RadioMedix, in February 2023 that targets prostate-specific membrane antigens, or PSMA, using actinium-225, or 225Ac. PSMA is a protein that is commonly found on the surface of normal prostate cells but is found in higher amounts on prostate cancer cells, as well as in lower amounts in other tissues, such as the small intestine and salivary glands. PSMA drives cancer invasion and metastases and is expressed in over 80% of men with prostate cancer, with higher PSMA expression being correlated to worse outcomes.

Pluvicto, a lutetium-177, or 177Lu, PSMA-targeted therapy, is currently a U.S. Food and Drug Administration, or FDA, approved radiopharmaceutical-based therapy to treat patients with metastatic castration resistant prostate cancer, or mCRPC. There are no alpha emitting PSMA-targeted radiopharmaceuticals currently approved by the FDA for the treatment of mCRPC. We believe that the challenges associated with producing and securing a supply of 225Ac have proven to be a barrier for the clinical advancement of PSMA-targeted alpha emitting therapies and, as a result, the majority of programs evaluating PSMA-targeted radiopharmaceuticals currently in development utilize a beta particle emitter.

Recent data from over 250 patients treated in investigator sponsored trials with 225Ac-PSMA agents, including both patients previously treated with 177Lu-PSMA radiopharmaceuticals (approximately 100 patients) and 177Lu-PSMA radiopharmaceutical therapy naïve patients, have shown compelling clinical data and biochemical response rates (including PSA50, the percentage of participants who had a prostate-specific antigen, or PSA, decline of at least 50 percent from baseline) and a tolerability profile that we feel supports further development of an 225Ac-based PSMA-targeted therapy. We believe our access to 225Ac and expertise developing alpha therapies provides an opportunity for us to begin treating patients refractory to lutetium-based PSMA therapies as well as an opportunity to move to earlier lines of therapy both as a monotherapy and in combination with other agents. Upon transfer of the investigational new drug application, or IND, from RadioMedix to us, we intend to expand the Phase 2 clinical trial across multiple sites. We expect to report preliminary data for the first 20-30 patients in this study, including safety and efficacy data, in the first quarter of 2024.

Our second most advanced product candidate, FPI-1434, utilizes our Fast-Clear linker to connect a humanized monoclonal antibody that targets the insulin-like growth factor 1 receptor, or IGF-1R, with 225Ac. We are currently evaluating FPI-1434 as a monotherapy in the dose escalation portion of a Phase 1 clinical trial in patients with IGF-1R positive solid tumors to assess its safety, tolerability and pharmacokinetics as well as to identify the recommended Phase 2 dose. As part of the screening process, patients are administered the imaging analogue of FPI-1434, which utilizes the same linker and targeting molecule, but replaces 225Ac with the radioactive isotope indium-111, or 111In, and only those patients who meet predefined tumor uptake and dosimetry, and show organ radiation exposure within the limits of established standards for normal organ radiation tolerability, are advanced into the trial. In our ongoing Phase 1 trial, we are exploring various dosing levels of FPI-1434 in two dosing regimens: one with FPI-1434 alone, and another in which a small dose of cold antibody (naked IGF-1R antibody without the isotope) is administered prior to the imaging analogue and prior to each dose of FPI-1434. We are exploring the impact of administering the cold IGF-1R antibody prior to the imaging analogue and prior to each dose of FPI-1434 on the biodistribution, safety and tumor uptake. We refer to this dosing regimen as the “cold/hot” dosing regimen; we refer to the dosing regimen of FPI-1434 without pre-administration of the cold antibody as the “hot only” dosing regimen. The introduction of this “cold/hot” dosing regimen resulted, in part, from a cold antibody sub-study, or CASS, that was performed as part of the Phase 1 study, whereby a small amount of cold IGF-1R antibody was administered prior to administration of the imaging analogue only. In the CASS we treated five (5) patients at doses of 0.5 mg/kg and/or 1.5 mg/kg of cold IGF-1R antibody and saw, in general, an improved lesion uptake in most patients who received the cold IGF-1R antibody pre-administration and the lesion uptake was independent of anatomic location (including bone, mediastinum, lung, liver, and lymph nodes). Results at 0.5 mg/kg were generally more favorable than the 1.5 mg/kg dose of cold antibody. Imaging with the pre-administration of the cold antibody was well tolerated. As a result of the CASS data, we are prioritizing the cold/hot dosing regimen over the hot only dosing regimen. We are currently prioritizing patient enrollment into the “cold/hot” dosing regimen. We anticipate reporting Phase 1 safety, pharmacokinetics, and imaging data, including any evidence of anti-tumor activity, and details on the dosing regimen in the second quarter of 2023.

In preclinical studies, FPI-1434 has been evaluated in combination with approved checkpoint inhibitors and DNA damage response inhibitors, or DDRis, such as poly (ADP-ribose) polymerase, or PARP, inhibitors. Based on preclinical data, we believe that the synergies observed with either class of agent could expand the addressable patient populations for FPI-1434 and allow for potential use in earlier lines of treatment. We anticipate initiation of a Phase 1 combination study with FPI-1434 and KEYTRUDA® (pembrolizumab) to occur six to nine months following determination of the recommended Phase 2 dose of FPI-1434 monotherapy in connection with a collaboration agreement executed in May 2021 with Merck.

We submitted INDs to the FDA for FPI-1966 and FPI-1967, the imaging analogue, for the treatment of cancers including head and neck and bladder cancers expressing fibroblast growth factor receptor 3, or FGFR3, in the second quarter of 2021 and announced FDA clearance of the INDs in July 2021. The Phase 1, non-randomized, open-label clinical trial of FPI-1966 in patients with solid tumors expressing FGFR3, intended to investigate safety, tolerability and pharmacokinetics and to establish the recommended Phase 2 dose, has been initiated with study sites open to patient recruitment. We dosed the first patient in August 2022 and plan to provide a clinical update in 2024.

In November 2020, we announced a strategic collaboration agreement with AstraZeneca UK Limited, or AstraZeneca, to jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer. Under the terms of the collaboration agreement, we and AstraZeneca will jointly discover, develop and commercialize up to three novel TATs, which will utilize Fusion’s Fast-Clear linker technology platform with antibodies in AstraZeneca’s oncology portfolio. In January 2022, we announced the nomination of the first TAT candidate under the strategic collaboration agreement, a bispecific antibody owned by AstraZeneca radiolabeled with 225Ac utilizing our Fast-Clear linker technology, which we refer to as FPI-2068. In addition, we and AstraZeneca will exclusively explore up to five combination strategies involving our existing assets, including our FPI-1434 and FPI-1966 product candidates, and AstraZeneca therapeutics, for the treatment of various cancers. Each party will retain full rights to their respective assets.

In April 2021, we entered into an asset purchase agreement with Ipsen Pharma SAS, or Ipsen, to acquire Ipsen’s intellectual property and assets related to IPN-1087. IPN-1087 is a small molecule targeting neurotensin receptor 1, or NTSR1, a protein expressed on multiple solid tumor types. Using our TAT platform, we combined IPN-1087 with 225Ac to create an alpha-emitting radiopharmaceutical, FPI-2059, targeting solid tumors expressing NTSR1, including neuroendocrine differentiated prostate cancer, and colorectal, gastric and pancreatic cancers. The FDA cleared our IND for FPI-2059 and the corresponding imaging analogue, FPI-2058, in June 2022. Study initiation activities are ongoing in a Phase 1, non-randomized, open-label clinical trial of FPI-2059 in patients with solid tumors expressing NTSR1, intended to investigate safety, tolerability and pharmacokinetics and to establish the recommended Phase 2 dose. We plan to provide guidance on timelines for the FPI-2059 program following site activations and initial experience with patient screening and patient enrollment.

In January 2022, we entered into two separate strategic research collaborations to discover novel, peptide-based radiopharmaceuticals for the treatment of various solid tumors. Under the agreements, Fusion has global rights to develop and commercialize any peptides discovered under either collaboration.

Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. On June 30, 2020, we completed our initial public offering, or IPO, of our common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs. Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). Through December 31, 2022, we had received net proceeds of $370.0 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). In July 2021, we entered into an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC to issue and sell up to $100.0 million of our common shares, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as our agent. As of December 31, 2022, we had received net proceeds of $5.8 million from sales of common shares under the Sales Agreement. In April 2022, we received net proceeds of $9.8 million from the funding of the Term A loan facility with Oxford Finance LLC, or Oxford. In September 2022, we received net proceeds of $24.9 million from the funding of the Term B loan facility with Oxford. In February 2023, we received $60.0 million in gross proceeds from a private placement financing in which we issued and sold 17,648,596 of our common shares at an offering price of $3.40 per share.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $87.6 million and $81.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $281.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of December 31, 2022, we had cash, cash equivalents and investments of $186.6 million. We believe that our existing cash, cash equivalents and investments, together with the $60.0 million in gross proceeds from our private placement completed in February 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025.

Impacts of COVID-19 and Market Conditions on Our Business

We have been actively monitoring the ongoing COVID-19 pandemic and its impact globally. Despite efforts to mitigate the impacts of the COVID-19 pandemic, including the addition of new trial sites, in 2020 and 2021 we saw patient enrollment rates decline primarily as a result of resourcing and reduced staffing issues at the trial sites. We believe our financial results for the years ended December 31, 2022 and 2021 were not significantly impacted by the ongoing COVID-19 pandemic. We believe our hybrid and remote working arrangements have had limited impact on our ability to maintain internal operations during the years ended December 31, 2022 and 2021. Further, disruption of global financial markets and a recession or market correction, including as a result of the ongoing COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and other global macroeconomic factors such as inflation, could reduce our ability to access capital, which could, in the future, negatively affect our business and the value of our common shares.

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

During the years ended December 31, 2022 and 2021, we recognized $1.5 million and $1.4 million, respectively, in collaboration revenue under the AstraZeneca Agreement in the consolidated statement of operations and comprehensive loss.

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
•
the cost of manufacturing drug products for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants and contract development and manufacturing organizations, or CDMOs;
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

In connection with the AstraZeneca Agreement, we and AstraZeneca are both active participants in the research and development activities of the collaboration and we are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement with respect to the novel TATs program, or the Novel TATs Collaboration. As this arrangement falls within the scope of ASC 808, Collaborative Arrangements, or ASC 808, all payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense. For the years ended December 31, 2022 and 2021, we incurred $5.4 million and $3.1 million, respectively, in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $2.8 million and $1.6 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs.

Our direct research and development expenses are tracked on a program-by-program basis for our product candidates and consist primarily of external costs, such as fees paid to outside consultants, CROs, CDMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees incurred under third-party license agreements. We do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies and facilities, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and our

TAT platform and Fast-Clear linker technology and, as such, are not separately classified. We use internal resources primarily to conduct our research and discovery activities as well as for managing our preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and our technology platform and, therefore, we do not track these costs by program.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we complete a Phase 2 clinical trial of FPI-2265 in patients with mCRPC, a Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R, complete preclinical development and pursue initial stages of clinical development of our FPI-1434 combination therapies, complete a Phase 1 clinical trial of FPI-1966 as a monotherapy in patients with solid tumors expressing FGFR3, complete a Phase I clinical trial of FPI-2059 as a monotherapy in patients with solid tumors expressing NTSR1 and continue to progress our other early-stage programs.

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
•
whether we are required by the FDA or similar foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;
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

Other (Expense) Income

Interest Income

Interest income consists primarily of interest income earned on our cash, cash equivalents and investment balances and the amortization of premiums or accretion of discounts associated with our investments. We expect that our interest income will fluctuate based on the timing and ability to raise additional funds as well as the amount of expenditures for the clinical development of our product candidates and ongoing business operations.

Interest Expense

Interest expense consists of interest owed on outstanding borrowings under our loan and security agreement with Oxford, as well as amortization of debt discount.

Other (Expense) Income, Net

Other (expense) income, net primarily consists of foreign currency transaction gains and losses as well as miscellaneous income and expense unrelated to our core operations.

Income Taxes

We are domiciled in Canada and are primarily subject to taxation in that country. Since our inception, we have recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year by our operations in Canada due to our uncertainty of realizing a benefit from those items. As of December 31, 2022, we had $170.2 million of Canadian net operating loss carryforwards that begin to expire in 2035. In addition, the Company had $6.4 million of Canadian tax credit carryforwards that begin to expire in 2037 as well as Canadian capitalized research and development expenditures of $35.5 million that can be carried forward indefinitely. We have recorded a full valuation allowance against our Canadian net deferred tax assets as of December 31, 2022 and 2021.

In prior periods, we have recorded an insignificant amount of income tax provision or benefit for our operating company in Canada and our operating company in the U.S., which typically generates a profit for tax purposes.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Collaboration revenue	$1,461	$1,440	$21
Operating expenses:
Research and development	58,895	56,357	2,538
General and administrative	30,600	27,098	3,502
Total operating expenses	89,495	83,455	6,040
Loss from operations	(88,034)	(82,015)	(6,019)
Other (expense) income:
Interest income	2,161	381	1,780
Interest expense	(1,801)	—	(1,801)
Other (expense) income, net	(1,775)	469	(2,244)
Total other (expense) income, net	(1,415)	850	(2,265)
Loss before benefit for income taxes	(89,449)	(81,165)	(8,284)
Income tax benefit	1,837	118	1,719
Net loss	$(87,612)	$(81,047)	$(6,565)

Collaboration Revenue

Collaboration revenue was $1.5 million and $1.4 million, respectively, for the years ended December 31, 2022 and 2021 for services provided under the AstraZeneca Agreement.

Research and Development Expenses

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$11,939	$12,847	$(908)
FPI-1966	7,860	10,784	(2,924)
FPI-2059	3,301	—	3,301
Platform development and unallocated research and development expenses:
TAT platform	14,850	17,727	(2,877)
Personnel related (including share-based compensation)	18,804	13,363	5,441
Other	2,141	1,636	505
Total research and development expenses	$58,895	$56,357	$2,538

Research and development expenses were $58.9 million for the year ended December 31, 2022, compared to $56.4 million for the year ended December 31, 2021. The increase of $2.5 million was primarily due to an increase of $3.1 million in platform development and unallocated research and development costs, partially offset by a decrease of $0.5 million in direct costs related to our FPI-1434, FPI-1966 and FPI-2059 product candidates.

Platform development and unallocated research and development expenses were $35.8 million for the year ended December 31, 2022, compared to $32.7 million for the year ended December 31, 2021. The increase of $3.1 million was due to an increase of $5.4 million in personnel-related costs and an increase of $0.5 million in other costs, partially offset by a decrease of $2.9 million in costs related to our TAT platform. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for managing our Phase 1 clinical trials of FPI-1434, FPI-1966 and FPI-2059 and for conducting preclinical research. Personnel-related costs for the years ended December 31, 2022 and 2021 included share-based compensation of $3.8 million and $2.7 million, respectively. The increase in other costs was primarily due to an increase in depreciation expense and facilities-related costs. The decrease in TAT platform costs was primarily due to discrete items that occurred during the year ended December 31, 2021, including a common share issuance and cash payment pursuant to our asset purchase agreement with Ipsen, which resulted in the recognition of research and development expense $6.4 million and $0.8 million, respectively. The $2.5 million payment made during the year ended December 31, 2021 under our agreement with CPDC for services relating to certain aspects the validation of our manufacturing facility currently under construction in Hamilton, Ontario also contributed to the decrease. These items were offset by increased external costs for preclinical studies and activities associated with the advancement of our TAT platform.

The decrease of $0.5 million in direct research and development expenses was due to a decrease of $2.9 million in FPI-1966 program expenses and a decrease of $0.9 million in FPI-1434 program expenses, partially offset by an increase of $3.3 million in FPI-2059 program expenses. The decrease in FPI-1966 of $2.9 million is primarily due to discrete items that occurred during the year ended December 31, 2021, including a common share issuance and cash payment pursuant to our asset purchase agreement with Rainier, which resulted in the recognition of research and development expense of $2.6 million and $3.5 million, respectively. This was offset by increased costs due to discrete items that occurred during the year ended December 31, 2022, including a common share issuance and cash payment pursuant to our asset purchase agreement with Rainier, which resulted in the recognition of research and development expense of $1.3 million and $2.0 million, respectively. The decrease in FPI-1434 of $0.9 million is primarily due to longer timelines to enroll patients in our Phase 1 clinical trial of FPI-1434. In June 2022, we announced FDA clearance of our IND for FPI-2059. Direct costs of $3.3 million for the year ended December 31, 2022 for our FPI-2059 product candidate are related to preclinical research and preparation for initiation of a Phase 1 clinical trial of FPI-2059.

General and Administrative Expenses

General and administrative expenses were $30.6 million for the year ended December 31, 2022, compared to $27.1 million for the year ended December 31, 2021. The increase of $3.5 million was primarily due to a $3.1 million increase in personnel-related costs, a $0.2 million increase in corporate and other costs, and a $0.2 million increase in professional fees. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our general and administrative functions, including in finance, legal, human resources and business development. Personnel-related costs for the year ended December 31, 2022 and 2021 included share-based compensation of $7.1 million and $5.9 million, respectively.

Other (Expense) Income

Interest Income. Interest income for the years ended December 31, 2022 and 2021 was $2.2 million and $0.4 million, respectively. The increase of $1.8 million was primarily due to increases in interest income driven by increased market rates.

Interest Expense. Interest expense for the year ended December 31, 2022 was $1.8 million. Interest expense consists of interest owed on outstanding borrowings under our loan and security agreement with Oxford, as well as amortization of debt discount.

Other (Expense) Income, Net. Other expense, net was $1.8 million for the year ended December 31, 2022, compared to other income, net of $0.5 million for the year ended December 31, 2021. The net decrease of $2.2 million was primarily related to net realized and unrealized foreign exchange losses incurred during the year ended December 31, 2022.

Income Tax Benefit

The income tax benefit was $1.8 million for the year ended December 31, 2022, compared to an income tax benefit of $0.1 million for the year ended December 31, 2021. The increase of $1.7 million was primarily related to return to provision adjustments arising during the year ended December 31, 2022 from our operating company in the U.S., as well as a change to Internal Revenue Code (“IRC”) Section 174 from the Tax Cuts and Jobs Act (the “TCJA”), which was signed into law on December 22, 2017. Under the TCJA, effective for tax years beginning on or after January 1, 2022, we are required to capitalize, and subsequently amortize, IRC Section 174 research and development expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. The capitalization of research and development expenses during the year ended December 31, 2022 resulted in an increase to our U.S. taxable income and foreign-derived intangible income (“FDII”), resulting in an increase in our FDII deduction.

Liquidity and Capital Resources

Since our inception in 2014, we have not generated any revenue from product sales, and have incurred significant operating losses and negative cash flows from our operations. On June 30, 2020, we completed our IPO of our common shares and issued and sold 12,500,000 shares of our common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs. Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). From our inception through December 31, 2022, we had received net proceeds of $370.0 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). In July 2021, we entered into the Sales Agreement with Jefferies LLC to issue and sell our common shares up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as our agent and/or principal, or the ATM Facility. The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. We have no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of December 31, 2022, we had received net proceeds of $5.8 million from sales of common shares under the Sales Agreement. In April 2022, we received net proceeds of $9.8 million from the funding of the Term A loan facility with Oxford. In September 2022, we received net proceeds of $24.9 million from the funding of the Term B loan facility with Oxford. In February 2023, we received $60.0 million in gross proceeds from a private placement financing in which we issued and sold 17,648,596 of our common shares at an offering price of $3.40 per share.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(73,276)	$(75,740)
Net cash provided by investing activities	23,087	37,774
Net cash provided by financing activities	40,733	347
Net decrease in cash, cash equivalents and restricted cash	$(9,456)	$(37,619)

Operating Activities

During the year ended December 31, 2022, operating activities used $73.3 million of cash, resulting from our net loss of $87.6 million, partially offset by non-cash charges of $10.7 million and net cash provided by changes in our operating assets and liabilities of $3.7 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2022 primarily consisted of a $2.7 million increase in accrued expenses and other current liabilities, a $2.3 million decrease in prepaid expenses and other current assets, a $0.4 million increase in accounts payable, and a $0.3 million decrease in accounts receivable, partially offset by a $1.1 million decrease in operating lease liabilities and a $1.0 million decrease in deferred revenue.

During the year ended December 31, 2021, operating activities used $75.7 million of cash, primarily resulting from our net loss of $81.0 million and net cash used by changes in our operating assets and liabilities of $14.6 million, partially offset by non-cash charges of $19.9 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2021 consisted of a $6.6 million increase in other non-current assets, a $4.6 million increase in prepaid expenses and other current assets, a $2.8 million decrease in income tax payable, a $1.2 million decrease in accounts payable, a $1.0 million decrease in deferred revenue, a $0.8 million decrease in operating lease liabilities, and a $0.4 million increase in accounts receivable, partially offset by a $2.7 million increase in accrued expenses and other current liabilities.

Investing Activities

During the year ended December 31, 2022, net cash provided by investing activities was $23.1 million, consisting of maturities of investments of $190.4 million, offset by purchases of investments of $165.2 million and purchases of property and equipment of $2.1 million.

During the year ended December 31, 2021, net cash provided by investing activities was $37.8 million, consisting of sales and maturities of investments of $211.7 million, offset by purchases of investments of $172.5 million and purchases of property and equipment of $1.5 million.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $40.7 million, consisting of $34.7 million in net proceeds from the issuance of debt in connection with our loan and security agreement with Oxford (as amended from time to time, the “Loan Agreement”), $5.8 million in net proceeds from the issuance of common shares from our ATM Facility, net of issuance costs, and $0.2 million in proceeds from the issuance of common shares upon exercise of stock options and our employee share purchase plan.

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

•
the scope, progress, results and costs of researching and developing our product candidates;
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

In July 2021, we entered into the Sales Agreement to issue and sell our common shares up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program. As of December 31, 2022, we had received net proceeds of $5.8 million from sales of common shares under the Sales Agreement.

In April 2022, we received net proceeds of $9.8 million from the funding of the Term A loan facility with Oxford. In September 2022, we received net proceeds of $24.9 million from the funding of the Term B loan facility with Oxford.

We believe that our existing cash, cash equivalents and investments as of December 31, 2022, together with the $60.0 million in gross proceeds from our private placement completed in February 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

We lease certain assets under noncancelable operating leases, which expire through 2030. The leases relate to office and laboratory space. The aggregate future minimum commitment under these leases for office and laboratory space is $6.7 million as of December 31, 2022.

In addition, the aggregate future minimum commitment amount above does not include our lease agreement executed June 1, 2021 to build a 26,978 square foot manufacturing facility in Hamilton, Ontario. The initial estimate of the minimum undiscounted future lease payments due under the 15-year lease is $18.9 million, which is not included in the aggregate future minimum commitment amount above.

Further, we also have entered into agreements with third-party contract development and manufacturing organizations to manufacture clinical trial materials. The non-cancelable minimum purchase commitments under these agreements is $1.2 million as of December 31, 2022.

In addition to the contracts with payment commitments discussed above, we have entered into other contracts in the normal course of business with certain CROs, CDMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon written notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not discussed above as the amounts and timing of such payments are not known.

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

Under our license agreement with ImmunoGen, Inc., or ImmunoGen, we are obligated to make aggregate milestone payments to ImmunoGen of up to an additional $14.5 million upon the achievement of specified development and regulatory milestones and of up to $35.0 million of specified sales milestones. We are also obligated to pay tiered royalties of a low to mid single-digit percentage of annual net sales by us and any of our affiliates and sublicensees.

Under our license agreement with MediaPharma S.r.l., or MediaPharma, we are obligated to make aggregate milestone payments to MediaPharma of up to an additional $1.4 million upon the achievement of specified development milestones and of up to $23.0 million upon the achievement of specified sales milestones. We are also obligated to pay royalties of a low single-digit percentage based on our net sales of licensed products. As of December 31, 2022 we are no longer actively developing the specified antibody acquired from MediaPharma.

Under our asset purchase agreement, as amended, with Rainier, we have made aggregate payments of $5.5 million and issued 470,038 of our common shares to Rainier in connection with certain milestones. We are obligated to make additional aggregate milestone payments of up to $20.5 million upon the achievement of specified development and regulatory milestones and are obligated to make aggregate milestone payments of up to $42.0 million upon the achievement of specified sales milestones. In the event we enter into a transaction with a non-affiliated party relating to the license or sale of substantially all of our rights under the agreement, we are also obligated to pay Rainier a portion of the revenue from such transaction, in an amount ranging from 10% to 30% based on how long after March 10, 2020 the transaction takes place subject to subsequent amendments.

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

Under our collaboration agreements with TRIUMF, we are obligated to make aggregate future milestone payments of $8.5 million CAD.

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

Under our collaboration agreement with Niowave, we are obligated to make aggregate future milestone payments of $4.1 million.

For additional information regarding our license agreements described above that have not been terminated, see “Business—Collaboration and License Agreements” and Note 12 to our consolidated financial statements.

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

During the years ended December 31, 2022 and 2021, we recognized $1.5 million and $1.4 million, respectively, in collaboration revenue under the AstraZeneca Agreement in the consolidated statement of operations and comprehensive loss.

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
•
CROs in connection with preclinical studies and clinical trials; and
•
CDMOs in connection with the production of preclinical and clinical trial materials.

We record the expense and accrual related to contract research and manufacturing based on our estimates of the services received and efforts expended considering a number of factors, including our knowledge of the progress towards completion of the research, development and manufacturing activities, invoicing to date under the contracts, communication from the CROs, CDMOs and other companies of any actual costs incurred during the period that have not yet been invoiced and the costs included in the contracts and purchase orders. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2022 and 2021, we had an aggregate cash, cash equivalents, restricted cash and investments balance of $188.1 million and $222.7 million, respectively, which consisted of cash, money market funds, U.S. and Canadian Government agency debt securities, corporate bonds, municipal bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are short-term in nature. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree, by the effect of a change in market interest rates on our investment portfolio.

As of December 31, 2022, we had $35.0 million of borrowings outstanding under the Loan Agreement. Interest on the outstanding borrowings under the Loan Agreement accrues at a floating per annum rate equal to the greater of (i) 8.00% and (ii) the sum of (a) 1-Month CME Term Secured Overnight Financing Rate, or SOFR, (b) 0.10% and (c) 7.90%. An immediate 10% change in the one-month SOFR rate would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. The functional currency of our operating company in Canada and operating company in the U.S. is also the U.S. dollar. As a result, we record no cumulative translation adjustments related to translation of unrealized foreign exchange gains or losses.

For the remeasurement of local currency to the U.S. dollar functional currency of the Canadian entity, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, and income items and expenses are translated into U.S. dollars at the average exchange rate in effect during the period. Resulting transaction (losses) gains are included in other (expense) income, net in the consolidated statements of operations and comprehensive loss, as incurred. During the years ended December 31, 2022 and 2021, recognized transaction gains and losses were insignificant.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management has concluded that the internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Below are the names, ages and certain other information for each member of the board. Information with respect to the number of common shares beneficially owned by each director as of February 17, 2023 appears below in Item 12 under the heading “Ownership of Our Common Shares.” There are no familial relationships among any of our directors and executive officers. In addition to the detailed information presented below for each of our directors, we also believe that each of our directors is qualified to serve on our board and has the integrity, business acumen, knowledge and industry experience, diligence, freedom from conflicts of interest and the ability to act in the interests of our shareholders.

Our board of directors is elected each year at the annual meeting of shareholders. Each director elected to hold office will do so until the next annual meeting of shareholders and until his or her successor is elected and qualified, or until such director’s earlier death, resignation or removal.

Donald Bergstrom, M.D., Ph.D., age 51, has served as a member of our board of directors since April 2021. Since April 2018, Dr. Bergstrom has served as President of Research and Development at Relay Therapeutics, Inc., a publicly-traded clinical-stage precision medicines company deploying cutting-edge experimental and computational tools to discover medicines against intractable targets. Prior to joining Relay Therapeutics in 2018, Dr. Bergstrom was Chief Medical Officer at Mersana Therapeutics, Inc., a publicly-traded clinical-stage biopharmaceutical company discovering and developing novel antibody-drug-conjugates for the treatment of cancer, from January 2014 through March 2018. Prior to Mersana, Dr. Bergstrom was Global Head of Translational Medicine at Sanofi Oncology from May 2010 to January 2014. Prior to Sanofi, he held roles of increasing responsibility in oncology translational medicine and early clinical development at Merck Research Laboratories. Dr. Bergstrom currently serves on the board of directors of Cellectus S.A., a clinical-stage biopharmaceutical public company. Dr. Bergstrom holds an M.D. and a Ph.D. from the University of Washington, Seattle and a B.A. from the Johns Hopkins University. Dr. Bergstrom resides in the United States. We believe Dr. Bergstrom is qualified to serve on our board of directors because of his experience in the biotechnology industry.

Pablo Cagnoni, M.D., age 60, has served as a member of our board of directors since December 2019. Since November 2022, Dr. Cagnoni has served as Chief Executive Officer of Laronde, a Flagship Pioneering Company, and Executive Partner at Flagship Pioneering, the bioplatform innovation company. Prior to joining Laronde and Flagship, he was Chief Executive Officer of Rubius Therapeutics, Inc., a biotechnology company, from June 2018 until November 2022 where he remains Chairman of the Board of Directors. From May 2015 until June 2018, Dr. Cagnoni served as President and Chief Executive Officer of Tizona Therapeutics, Inc., a privately held biotechnology company, and as a member of its board of directors from May 2015 to March 2021. Dr. Cagnoni previously served as President of Onyx Pharmaceuticals, Inc., a biopharmaceutical company, from October 2013 to April 2015 and Executive Vice President, Global Research and Development and Technical Operations from March 2013 to October 2013. Prior to Onyx, Dr. Cagnoni was Senior Vice President and Global Head of Clinical Development at Novartis Oncology from October 2009 to March 2013. From 2007 to 2009, Dr. Cagnoni was Senior Vice President and Chief Medical Officer at Allos Therapeutics (acquired by Spectrum Pharmaceuticals) and, prior to that, Chief Medical Officer of OSI Pharmaceuticals (acquired by Astellas Pharma Inc.). Dr. Cagnoni has previously served as a member of the board of directors of CRISPR Therapeutics AG, Harpoon Therapeutics, Inc. and Tango Therapeutics, Inc. Dr. Cagnoni received an M.D. from the University of Buenos Aires School of Medicine and completed post-doctoral work in Hematology and Oncology at the Mount Sinai Medical Center in New York and in Stem Cell Transplantation at the University of Colorado Health Sciences Center. Dr. Cagnoni resides in the United States. We believe Dr. Cagnoni is qualified to serve on our board of directors because of his experience in the biotechnology industry.

Johan Christenson, M.D., Ph.D., age 64, has served as a member of our board of directors since February 2017. Dr. Christenson is a Partner of HealthCap Advisor AB. Prior to joining HealthCap Advisor AB in 2001, Dr. Christenson was with SEB Företagsinvest (the venture capital arm of SEB) to supervise its healthcare portfolio. He has senior management experience from Astra Pain Control as Project Director and AstraZeneca as Global Product Director and member of the global therapy area management team of pain and inflammation. Dr. Christenson previously served as a member of the directors of Aprea Therapeutics, Inc., a clinical-stage oncology company from October 2019 to November 2021. Dr. Christenson received his medical training at the Karolinska Institute and received his Ph.D. in Neuroscience in 1991. He served as a lecturer in Neuroscience and also held a position as Assistant Dean at the Karolinska Institute Graduate School for two years. Dr. Christenson resides in Sweden. Dr. Christenson has four years of clinical specialist training in pediatrics and pediatric neurology. We believe that Dr. Christenson is qualified to serve on our board of directors because of his extensive investment experience in the life sciences industry.

Barbara Duncan, age 58, has served as a member of our board of directors since November 2020. Ms. Duncan served at Intercept Pharmaceuticals, Inc. as Chief Financial Officer and Treasurer from May 2009 to June 2016. Prior to Intercept, Ms. Duncan served as Chief Financial Officer of DOV Pharmaceutical, Inc. from 2001 to 2006 and as its Chief Executive Officer and a member of its Board of Directors from 2007 to 2009. Ms. Duncan serves on the board of directors of Halozyme Therapeutics, Inc. since February 2023, Atea Pharmaceuticals, Inc. since November 2020, Jounce Therapeutics, Inc. since June 2016, Adaptimmune Therapeutics plc since June 2016, and Ovid Therapeutics, Inc. since June 2017. Previously, Ms. Duncan served on the boards of directors of Immunomedics, Inc. from March 2019 to October 2020, Innoviva, Inc., from November 2016 through April 2018, ObsEva S.A. from November 2016 to May 2019 and Aevi Genomic Medicine, Inc., from June 2015 through January 2020. Ms. Duncan received her B.A. from Louisiana State University and her M.B.A. from the Wharton School, University of Pennsylvania. Ms. Duncan resides in the United States. We believe Ms. Duncan is qualified to serve on our board of directors due to her experience in the biotechnology industry and with public companies.

Steve Gannon, CA/CPA, age 61, has served as a member of our board of directors since January 2020. Mr. Gannon has served on the board of directors of Xenon Pharmaceutics Inc., a biotechnology company, since May 2015, the board of directors of enGene Inc., a biotechnology company, since February 2017, the board of directors of Laborie Médical Technologies, a private Medtech company, since 2016, Alta Sciences, a private research services company, since April 2021, and AeroGen, a private Medtech company, from November 2018 to July 2020. From June 2014 to March 2018, Mr. Gannon served on the board of directors of Advanced Accelerator Applications SA, a healthcare company acquired by Novartis in January 2018. Mr. Gannon was Chief Financial Officer, Senior Vice President of Finance and Treasurer at Aptalis Pharma Inc. until February 2014, after which it was sold to Forest Laboratories. Prior to joining Aptalis in 2006, Mr. Gannon served as the Chief Financial Officer for Cryocath Technologies Inc. from 1999 to 2006, as the Director of Finance and Administration of the Research Division of AstraZeneca Canada Inc. from 1996 to 1999, and as the Chief Financial Officer of Mallinckrodt Medical Inc.’s Canadian operations from 1989 to 1995. He received a BComm in Accounting and Business Systems from Concordia University in Montreal, Canada in 1983, and completed the Executive Program at the Richard Ivey School of Business at the University of Western Ontario in Ontario, Canada in 1995. He has been a Chartered Accountant since 1985. Mr. Gannon resides in Canada. We believe that Mr. Gannon is qualified to serve on our board of directors because of his financial expertise and senior management expertise in the pharmaceutical industry.

Chau Q. Khuong, age 47, has served as a member of our board of directors since March 2019. Mr. Khuong is a biotechnology entrepreneur and venture capital investor. He served as a Private Equity Partner at OrbiMed from 2003 until his retirement in August 2021. Mr. Khuong currently serves as a director of two publicly traded life sciences companies: Galecto, Inc. since October 2018 and NextCure, Inc. since December 2015, and previously served as a director of Aerpio Pharmaceuticals, Inc., BELLUS Health Inc., Inspire Medical Systems, Inc., Nabriva Therapeutics plc (formerly Nabriva Therapeutics AG), Otonomy, Inc., Synlogic, Inc. from, and as chairman of the board of directors of Pieris Pharmaceuticals, Inc.. Mr. Khuong received a B.S. in Molecular Biology with a concentration in Biotechnology and a M.P.H. with a concentration in Infectious Diseases from Yale University. Mr. Khuong resides in the United States. We believe that Mr. Khuong is qualified to serve as a member of our board of directors due to his extensive directorship and healthcare industry experience.

Philina Lee, Ph.D., age 46, has served as a member of our board of directors since February 2021. Dr. Lee currently serves as Chief Commercial Officer at Blueprint Medicines Corporation, a publicly traded global precision therapy company. Since joining Blueprint Medicines in 2014, Dr. Lee has served in positions of increasing responsibility, including most recently as Senior Vice President and Head of Portfolio Strategy until April 2022. Prior to joining Blueprint Medicines, Dr. Lee served as Head of U.S. Marketing at Algeta ASA, where she contributed to building the fully integrated organization that successfully launched Xofigo® (radium-223 dichloride), a first in class alpha-emitting radiopharmaceutical. Algeta was acquired by Bayer AG in 2014. Prior to Algeta, Dr. Lee held oncology marketing roles at Sanofi and Genzyme, and was a Healthcare Strategy Consultant at Health Advances. Dr. Lee does not currently serve on any other public company board of directors. Dr. Lee holds a Ph.D. from the Massachusetts Institute of Technology and a B.S. from the University of Alberta. Dr. Lee resides in the United States. We believe that Dr. Lee is qualified to serve as a member of our board of directors due to her extensive healthcare industry experience.

Heather Preston, M.D., age 57, has been a member of our board of directors since March 2019. Dr. Preston has served as a Managing Partner at Pivotal bioVenture Partners, a venture capital firm, and as a Senior Advisor at TPG Biotech, a biotechnology venture capital firm, since July 2018. Dr. Preston was previously a Partner and Managing Director at TPG Biotech from May 2005 to July 2018. Dr. Preston currently serves on the board of directors of Oxford BioMedica PLC. Dr. Preston also served on the board of directors of Akouos, Inc. until acquired by Eli Lilly and Company in December 2022, the board of directors of Entasis Therapeutics Holdings, Inc. until acquired by Innoviva, Inc. in July 2022, the board of directors of Alder Biopharmaceuticals, Inc. until acquired by Lundbeck A/S in October 2019, the board of directors of Albireo Pharma,

Inc. from 2008 to 2018, and the board of directors of Otonomy, Inc. from January 2010 until February 2020. Dr. Preston received her M.D. from the University of Oxford and a BS in Biochemistry from the University of London. Dr. Preston resides in the United States. We believe that Dr. Preston is qualified to serve on our board of directors because of her extensive experience in the biopharmaceutical investment industry and her scientific background.

John Valliant, Ph.D., age 53, is our founder and has served as Chief Executive Officer and as a member of our board of directors since December 2014. From March 2008 to October 2018, Dr. Valliant was the Chief Executive Officer at the Centre for Probe Development and Commercialization, (the “CPDC”), a radiopharmaceutical research and development center, which he also founded. Since 1999, Dr. Valliant has also served as a Professor in the Department of Chemistry and Chemical Biology at McMaster University. Dr. Valliant completed his Ph.D. at McMaster University, and also completed a post-doctoral fellowship under the joint supervision of professors Alun G. Jones of Harvard Medical School and Alan Davison of the Massachusetts Institute of Technology. Dr. Valliant resides in Canada. We believe that Dr. Valliant is qualified to serve on our board of directors because of his considerable qualifications, attributes and skills, including his distinguished scientific background and experience in leadership roles in the biopharmaceutical industry.

Executive Officers

The following table lists the positions, names and ages of our executive officers as of March 1, 2023:

John Valliant, Ph.D.	53	Chief Executive Officer
Dmitri Bobilev, M.D.	56	Chief Medical Officer
Eric Burak, Ph.D.	57	Chief Technology Officer
John Crowley	49	Chief Financial Officer
Christopher Leamon, Ph.D.	56	Chief Scientific Officer
Mohit Rawat	43	President and Chief Business Officer

John Valliant, Ph.D. is a continuing member of our board of directors. See “Directors” above for more information about Dr. Valliant.

Dmitri Bobilev, M.D., age 56, has served as Chief Medical Officer since November 2022. Dr. Bobilev was most recently Vice President, Head of Clinical Development at Checkmate Pharmaceuticals, Inc. until Checkmates’ acquisition by Regeneron in May 2022. Prior to Checkmate, Dr. Bobilev was Vice President, Head of Clinical Development at Vedanta Biosciences from June 2018 to August 2020. He previously held clinical development leadership roles with Tesaro and Sanofi. Dr. Bobilev spent more than 10 years as a practicing medical and radiation oncologist. Dr. Bobilev received an M.D. from Omsk State Medical Academy.

Eric Burak, Ph.D., age 57, has served as our Chief Technology Officer since November 2021. Prior to that Dr. Burak served as our Chief Scientific Officer from February 2017 to October 2021. From October 2012 to February 2017, Dr. Burak served as the Chief Scientific Officer at CPDC. Prior to that, from June 2011 to October 2012, Dr. Burak served as Vice President, Development at Theracos, Inc., a pharmaceutical research and development company. Dr. Burak holds a Ph.D. in Analytical Chemistry from Temple University and a BS in Chemistry from Drexel University.

John Crowley, CPA, age 49, has served as our Chief Financial Officer since February 2019. From November 2016 to January 2019, Mr. Crowley served as Executive Vice President and Chief Financial Officer at Merus, Inc., a clinical-stage immuno-oncology company. From September 2013 to November 2016, Mr. Crowley served as the Corporate Senior Vice President, Corporate Controller and Chief Accounting Officer at Charles River Laboratories, Inc., a contract research organization. Mr. Crowley is a Certified Public Accountant and received a BS from Babson College in both Economics and Accountancy.

Christopher Leamon, Ph.D., age 56, has served as our Chief Scientific Officer since November 2021. Prior to joining Fusion, Dr. Leamon served as Executive Director, Radioligand Drug Discovery at Novartis AG, a pharmaceutical company, from December 2018 to October 2021 following the acquisition of Endocyte, Inc., a biopharmaceutical company, by Novartis. Dr. Leamon also served as Vice President, Discovery Research at Advanced Accelerator Applications, a subsidiary acquired by Novartis, from December 2018 to December 2020. At Endocyte, Dr. Leamon served as Vice President of Research from April 2000 to December 2018 and as Director of Biology and Biochemistry from February 1999 to April 2000. Prior to joining Endocyte, Dr. Leamon held various research and development roles at Ionis Pharmaceuticals, a biomedical pharmaceutical company, and GlaxoSmithKline, a healthcare company. Dr. Leamon holds a B.S. in chemistry from Baldwin Wallace University and a Ph.D. in biochemistry from Purdue University.

Mohit Rawat, age 43, has served as our President and Chief Business Officer since September 2021. Prior to joining Fusion, Mr. Rawat served in various positions at Novartis Oncology, a subsidiary of Novartis AG, a pharmaceutical company, from April 2015 to September 2021, most recently as Vice President, Global Disease Lead CML franchise. Prior to Novartis, Mr. Rawat served as Chief of Staff at Shire Pharmaceuticals, a pharmaceutical company, from June 2014 to October 2014. Prior to that, Mr. Rawat serves as Senior Director, Asset Team Lead, Senior Director Immunology and Neuroscience at Abbvie Pharmaceuticals, a pharmaceutical company, from August 2013 to May 2014. Mr. Rawat was an Engagement Manager at McKinsey & Company from July 2009 to August 2013. Mr. Rawat holds an M.B.A. from Harvard Business School, and M.S. in chemical engineering from Massachusetts Institute of Technology, a certificate in finance from the Sloane School of Management at Massachusetts Institute of Technology and M. Tech and B. Tech degrees in chemical engineering from Indian Institute of Technology.

There are no family relationships between or among any of our executive officers.

Corporate Governance

General

We believe that good corporate governance is important to ensure that our company is managed for the long-term benefit of our shareholders. We periodically review our corporate governance policies and practices and compare them to those suggested by various authorities in corporate governance and the practices of other public companies. As a result, we have adopted policies and procedures that we believe are in the best interests of our company and our shareholders.

Corporate Governance Guidelines

Our corporate governance guidelines assist our board of directors in the exercise of its duties and responsibilities and to serve the best interests of our company and our shareholders. These guidelines, which provide a framework for the conduct of our board’s business, provide that:

•
the principal responsibility of the directors is to oversee our management;
•
a majority of the members of the board shall be independent directors, unless otherwise permitted by Nasdaq rules;
•
the independent directors meet at least twice a year and at other times at the request of any independent director;
•
directors have full and free access to management and, as necessary and appropriate, independent advisors; and
•
at least annually, the nominating and corporate governance committee oversees a self-evaluation by the board to assess the effectiveness of the board and its committees.

Our board of directors is responsible for managing or supervising the management of our business and affairs. This includes appointing our chief executive officer, advising management on strategic issues, approving our business and other plans and monitoring our performance against those plans and against our operating and capital budgets. In addition, our board also receives and considers recommendations from our various committees with respect to matters such as the following:

•
the compensation of our directors;
•
criteria for board and committee membership;
•
persons to be nominated for election as directors and to each of the board’s committees; and
•
matters relating to our code of business conduct and ethics and corporate governance guidelines. Our board of directors does not have a written mandate.

Code of Business Conduct and Ethics

We have also adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on the “Investors & Media— Corporate Governance” section of our website, which is located at www.fusionpharma.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K to be filed with the SEC and will file a copy of any amendment with Canadian securities regulators on www.sedar.com. Employees are required to annually certify compliance with the code.

Removal of Directors

The Canada Business Corporation Act (the “CBCA”) provides that our directors may be removed by the affirmative vote of the holders of at least a majority of the votes cast at an annual or special meeting of our shareholders, and that certain vacancies on our board of directors, including a vacancy resulting from an enlargement of our board of directors that is permitted by the CBCA, may be filled by a quorum of our directors. In accordance with the terms of the Articles of the Corporation (as amended, the “articles”), and our general by-laws (as amended, the “by-laws”), we expect that our board of directors will be elected to hold office until the next annual shareholders meeting.

Advance Notice Provisions

Our by-laws provide that, subject to the CBCA and the articles, only persons who are nominated in accordance with our “advance notice” provisions will be eligible for election as directors at any annual meeting of our shareholders, or at any special meeting if one of the purposes for which the special meeting was called was election of directors. These provisions are intended to: (1) facilitate orderly and efficient annual general meetings or, where the need arises, special meetings; (2) ensure that all our shareholders receive adequate notice of board nominations and sufficient information with respect to all nominees; and (3) allow our shareholders to vote on an informed basis.

Under our advance notice provisions, a shareholder wishing to nominate a director would be required to provide us with notice, in a prescribed form and within prescribed time periods as specified in our by-laws. These time periods include, (1) in the case of an annual meeting of shareholders, not less than 30 days prior to the date of the annual meeting of shareholders; provided that if the first public announcement of the date of the annual meeting of shareholders, the Notice Date, is less than 50 days before the meeting date, not later than the close of business on the 10th day following the Notice Date, and (2) in the case of a special meeting (which is not also an annual meeting) of shareholders called for any purpose which includes electing directors, not later than the close of business on the 15th day following the Notice Date; provided that, in either instance, if “notice-and-access” provisions under applicable Canadian laws are used for delivery of proxy related materials in respect of a meeting described above, and the notice date in respect of the meeting is not less than 50 days prior to the date of the applicable meeting, the notice must be received not later than the close of business on the 40th day before the applicable meeting.

A shareholder wishing to nominate a director must provide notice to our corporate secretary by email (at such email address that is set in our issuer profile on the System for Electronic Document Analysis and Retrieval (“SEDAR”) at www.sedar.com) or by personal delivery at Fusion Pharmaceuticals Inc., 270 Longwood Road South, Hamilton, Ontario, Canada L8P 0A6.

Determination of Independence

Our board of directors has determined that each of our directors, with the exception of Dr. Valliant, who serves as our Chief Executive Officer, is an “independent director” within the meaning of the director independence standards established by the SEC and the Nasdaq Stock Market (“Nasdaq”) and Canadian securities laws. Our board of directors also determined that Steve Gannon, Chau Khuong and Heather Preston, M.D. who comprise our audit committee, Pablo Cagnoni, M.D., Steve Gannon and Heather Preston, M.D., who comprise our compensation committee, and Barbara Duncan, Chau Khuong and Philina Lee, who comprise our nominating and corporate governance committee, satisfy the independence standards for such committees established by the SEC, the Nasdaq, and Canadian securities laws, as applicable. In making such determinations, our board of directors evaluated, and will evaluate at least on an annual basis, all relationships that each such non-employee director has with our company in light of all facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our common shares by each non-employee director.

The non-management directors meet at regularly scheduled executive sessions without management participation, and at least twice each year an executive session with only independent directors present is held. In 2022, there were seven executive sessions at which only the independent directors were present.

Board Self-Assessment; Director Candidates; and Criteria

Our board performs an annual self-assessment. During this self-assessment, the board considers many factors, including, but not limited to, the expertise of existing board members and the expertise of directors we need in our transition from a clinical development stage company to becoming a commercial enterprise. The board’s annual self-assessment is conducted by a written survey in which each director is asked to comment on the effectiveness and contribution of the board as a whole. The assessment of this potential expertise consists of a review of the business expertise of our current directors.

Our board of directors is responsible for selecting its own members. The board of directors delegates the selection and nomination process to our nominating and corporate governance committee, with the expectation that other members of the board of directors, and of management, will be requested to take part in the process as appropriate.

Generally, our nominating and corporate governance committee identifies candidates for director nominees in consultation with management, through the use of independent director search firms, through recommendations submitted by shareholders or through such other methods as the nominating and corporate governance committee deems to be helpful to identify candidates. Once candidates have been identified, the nominating and corporate governance committee confirms that the candidates meet the minimum qualifications for director nominees established by the nominating and corporate governance committee. These criteria include the candidate’s personal and professional ethics and integrity, achievement and competence in our field and ability to exercise sound business judgment, skills that are complementary to those of our existing board of directors, ability to assist and support management and make significant contributions to our success, and an understanding of the fiduciary responsibilities that are required of a director and the and the ability to act in the interests of all shareholders.

The nominating and corporate governance committee may gather information about the candidates through meetings from time to time, questionnaires or background checks to evaluate biographical information and background material relating to potential candidates, and interviews of selected candidates by members of the committee and our board. The nominating and corporate governance committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of our board of directors. Based on the results of the evaluation process, the nominating and corporate governance committee recommends candidates for the board of directors’ approval as director nominees for election to the board of directors.

The board does not believe that limits on the number of consecutive terms a director may serve or on the directors’ ages are appropriate at this stage. Instead, each director’s performance and their continued service is assessed by the nominating and corporate governance committee in light of the needs of the board of directors and other relevant factors.

Shareholders may recommend individuals to our nominating and corporate governance committee for consideration as potential director candidates by providing timely notice and meeting the other requirements set forth in our by-laws, including our advanced notice provision, and the rules and regulations of the SEC, applicable Canadian securities laws and the CBCA. Assuming such requirements have been met, the nominating and corporate governance committee will evaluate shareholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others. If the board determines to nominate a shareholder-recommended candidate and recommends his or her election, then his or her name will be included in our proxy card for the next annual meeting.

Shareholders also have the right under our bylaws to directly nominate director candidates, without any action or recommendation on the part of the committee or our board, by following the procedures set forth under “Shareholder Proposals for the 2024 Annual Meeting.”

The company conducts an orientation program for each new director, which generally includes conversations with individual members of management. The orientation is designed to familiarize the new director with the company’s business and strategic plans, key policies and practices, principal officers and management structure, auditing and compliance processes and its code of business conduct and ethics. New directors have access to historical published information about the company, its articles and by-laws, the corporate governance guidelines and the charters of the board’s committees and other relevant information. The nominating and corporate governance committee is responsible for providing materials or briefing sessions for continuing directors on topics that will assist them in discharging their duties. In addition, management makes regular presentations to the Board on the main areas of the company’s business and new developments in the industry.

Board Diversity

Our nominating and corporate governance committee has a written board diversity policy and believes that our board, taken as a whole, should embody a diverse set of skills, experience, knowledge and backgrounds, including an appropriate number of women directors. The board has not adopted targets for the number or proportion of female directors as the company is committed to a merit-based system for board composition, which reflects a diverse and inclusive culture where directors believe that their views are heard, their concerns are attended to and they serve in an environment where bias, discrimination and harassment on any matter are not tolerated. When identifying suitable candidates for appointment to the board, the company considers candidates on merit against objective criteria and the needs of the board and considers the need to increase the number of women directors on the board to meet the company’s goal. When recruiting new candidates for appointment, search protocols will go beyond the networks of existing board members and will incorporate diversity, including identification of female candidates, as a component. Any search firm engaged to assist the board or the nominating and corporate governance committee in identifying candidates for appointment to the board shall be directed to include women candidates and women candidates will be included in the board’s evergreen list of potential board nominees.

The company has not adopted targets for the number or proportion of directors who are members of a visible minority, Indigenous peoples or persons with a disability (the “designated groups”) or for other diversity characteristics at this time. For now, the board has chosen to focus on gender in exclusion to other diversity characteristics and the nominating and corporate governance committee does not specifically consider the level of representation of members of designated groups on the board in identifying and nominating candidates for election or re-election to the board. If all nominees proposed for election for the meeting are elected, there will be three women on the Board, representing 33% of the directors.

The below board diversity matrix reports self-identified diversity statistics for the board.

Board Diversity Matrix (As of February 17, 2023)

Total Number of Directors	9
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	3	6
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian	1	1
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	2	5
Two or More Races or Ethnicities
LGBTQ+	1
Persons with disabilities
Visible minorities
Indigenous peoples
Did Not Disclose Demographic Background

The company does not consider the level of representation of women or other designated groups in executive officer positions and has not adopted targets for the number or proportion of directors who are women or members of other designated groups as the company seeks to promote individuals solely based on merit. Currently two (or 25%) of the executive officers are women, none (or 0%) of the executive officers are visible minorities and none (or 0%) of the executive officers are Indigenous peoples or persons with a disability.

Communication from Shareholders

The board will give appropriate attention to written communications that are submitted by shareholders and will respond if and as appropriate. The chairman of the board of directors is primarily responsible for monitoring communications from shareholders and for providing copies or summaries to the other directors as he considers appropriate.

Communications are forwarded to all directors if they relate to important substantive matters and include suggestions or comments that the chairman of the board considers to be important for the directors to know. In general, communications relating to corporate governance and corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we receive repetitive or duplicative communications.

Board and Committee Meetings

Our board of directors held eight meetings during 2022. During 2022, each of the directors then in office attended at least 75% of the aggregate of all meetings of the board of directors and all meetings of the committees of the board of directors on which such director then served. A director’s attendance rate is considered by the nominating and corporate governance committee when making recommendations for re-appointment of the director. Continuing directors and nominees for election as directors in a given year are required to attend the annual meeting of shareholders, barring significant commitments or special circumstances. Fusion held a 2022 annual meeting of shareholders. The board meeting attendance record for each director who served at the end of 2022 is as follows:

Board Member	Number of Board Meetings Held in 2022 Board Member Eligible to Attend	Number of Board Meetings Attended
Ms. Duncan	8	8
Dr. Bergstrom	8	8
Dr. Cagnoni	8	8
Dr. Christenson	8	7
Mr. Gannon	8	8
Mr. Khuong	8	8
Dr. Lee	8	8
Dr. Preston	8	8
Dr. Valliant	8	8

Our board has established an audit committee, a compensation committee and a nominating and corporate governance committee. Each of these committees operates under a charter that has been approved by our board of directors. A copy of each charter can be found under the “Investors & Media—Corporate Governance” section of our website, which is located at www.fusionpharma.com. The board has not adopted position descriptions for the chairperson of each committee. However, each committee chairperson understands that the responsibilities of the committee chairperson include responsibility for providing leadership to the committee, including chairing meetings in a manner that facilitates open discussions and expressions of competing views, and reporting to the board on the work of the committee and any recommendations for approval by the board. The committee chairperson also ensures that the committee receives the information required for the performance of its responsibilities. In March 2021, our board of directors also established a research and development committee to assist the board in its oversight of our research and development activities.

Audit Committee

The audit committee, which has been established in accordance with Section 3(a)(58) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently consists of Steve Gannon, Chau Khuong and Heather Preston M.D. Mr. Gannon is the chair of the audit committee. Our board of directors has determined that each member of the audit committee meets the independence requirements established by the SEC, the applicable listing standards of Nasdaq and applicable Canadian laws. Our board of directors has determined that Mr. Gannon qualifies as an “audit committee financial expert” within the meaning of SEC regulations. Our audit committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits and quarterly reviews of our financial statements. We currently do not have an internal audit function. The audit committee held four meetings during 2022. The audit committee’s responsibilities include:

•
appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•
pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•
reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;
•
reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
•
coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
•
establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
•
recommending based upon the audit committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report on Form 10-K;

•
monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
•
preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
•
reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and
•
reviewing quarterly earnings releases.

All audit services to be provided to us and all non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

Compensation Committee

The current members of our compensation committee are Pablo Cagnoni, M.D., Steve Gannon and Heather Preston, M.D. Dr. Cagnoni is the current chair of the compensation committee. Our compensation committee assists our board of directors in the discharge of its responsibilities relating to the compensation of our executive officers. The compensation committee held five meetings and acted by written consent sixteen times during 2022. The compensation committee’s responsibilities include:

•
annually reviewing and recommending to the board of directors the corporate goals and objectives relevant to the compensation of our Chief Executive Officer;
•
evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and based on such evaluation (i) reviewing and determining the cash compensation of our Chief Executive Officer and (ii) reviewing and approving grants and awards to our Chief Executive Officer under equity-based plans;
•
reviewing and approving the compensation of our other executive officers;
•
reviewing and establishing our overall management compensation, philosophy and policy;
•
overseeing and administering our compensation and similar plans;
•
evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq listing rules;
•
reviewing and approving our policies and procedures for the grant of equity-based awards;
•
reviewing and recommending to the board of directors the compensation of our directors;
•
preparing our compensation committee report if and when required by SEC rules;
•
reviewing and discussing annually with management our “Compensation Discussion and Analysis,” if and when required, to be included in our annual proxy statement; and
•
reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters.

Our Compensation Committee makes most of the significant adjustments to annual compensation, determines bonus and equity awards and establishes new performance objectives. However, our Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of the Company’s compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation. Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, our Compensation Committee solicits and considers evaluations and recommendations submitted to the Compensation Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted. For all executives and directors, as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director share ownership information, company stock performance data, analyses of historical executive compensation levels and current company-wide compensation levels and analyses of executive and director compensation paid at a peer group of other companies approved by our Compensation Committee. In 2022, the Compensation

Committee retained the services of Pay Governance LLC (“Pay Governance”), as its external, independent compensation consultant and considered Pay Governance’s input on certain compensation matters as they deemed appropriate.

Nominating and Corporate Governance Committee

The current members of our nominating and corporate governance committee are Barbara Duncan, Philina Lee, Ph.D. and Chau Khuong. Ms. Duncan is the chair of the nominating and corporate governance committee. The nominating and corporate governance committee held three meetings during 2022. The nominating and corporate governance committee’s responsibilities include:

•
developing and recommending to the board of directors criteria for board and committee membership;
•
establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by shareholders;
•
reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;
•
identifying individuals qualified to become members of the board of directors;
•
recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;
•
developing and recommending to the board of directors a code of business conduct and ethics and a set of corporate governance guidelines;
•
overseeing the evaluation of our board of directors and management; and
•
developing a succession plan for the chief executive officer position for consideration by the board and reporting on the plan to the board.

Research and Development Committee

The current members of our research and development committee are Donald Bergstrom, M.D., Pablo Cagnoni, M.D., Johan Christenson, M.D., Ph.D. and Philina Lee, Ph.D. Dr. Bergstrom is the chair of the research and development committee. The research and development committee held four meetings during 2022. The research and development committee’s responsibilities include:

•
reviewing, evaluating and advising the board and management regarding the long-term strategic goals and objectives and the quality and direction of our research and development programs;
•
monitoring and evaluating trends in research and development and recommend to the board and management emerging technologies for building our technological expertise and development platforms;
•
recommending approaches to acquiring and maintain technology positions and advising the board and management on the scientific aspects of business development transactions;
•
regularly reviewing our research and development pipeline through a series of periodic pipeline reviews and in-depth assessment of select project strategies and plans; and
•
assisting the board with its oversight responsibility for enterprise risk management in areas affecting our research and development efforts.

Our board of directors may from time to time establish other committees.

Limitations on Liability and Indemnification Agreements

We are governed by the CBCA. Under the CBCA, and under our by-laws, we may (or must, in the case of our by-laws) indemnify our current or former directors and officers or any other individuals who act or have acted at our request as a director or officer of a related entity, against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, reasonably incurred by such individual in respect of any civil, criminal, administrative, investigative or other proceeding in which such individual is involved because of his or her association with us or a related entity. The CBCA also provides that we may also make an advance payment to such individual for costs, charges and expenses reasonably incurred in connection with such a proceeding, provided, however, that such individual shall repay such payment if he or she does not fulfill the conditions described below. The CBCA also provides that we may, with the approval of the court, indemnify the individual or make an advance payment in respect of certain derivative actions by or on behalf of us or the other entity to procure a judgement in our or its favor.

Indemnification is prohibited under the CBCA unless the individual:

•
acted honestly and in good faith with a view to our best interests, or in the best interests of the other entity for which the individual acted as director or officer or in a similar capacity at our request; and
•
in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, the individual had reasonable grounds for believing that his or her conduct was lawful.

The CBCA also provides that the individual is entitled to indemnification from us in respect of all costs, charges and expenses reasonably incurred by the individual in connection with the defense of any civil, criminal, administrative, investigative or other proceeding to which the individual is subject because of his or her association with us or a related entity if the individual (i) was not judged by the court or other competent authority to have committed any fault or omitted to do anything that the individual ought to have done, and (ii) fulfils the conditions described above.

The CBCA and our by-laws authorize us to purchase and maintain insurance for the benefit of each of our current or former directors or officers and other agents and each person who acts or acted at our request as a director, officer or other agent or an individual acting in a similar capacity, of another entity.

In addition, we have entered into separate indemnity agreements with each of our directors and officers pursuant to which we agree to indemnify and hold harmless our directors and officers against any and all liability, loss, damage, cost or expense in accordance with the terms and conditions of the CBCA and our by-laws.

We maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe that these provisions in our by-laws and these indemnity agreements are necessary to attract and retain qualified persons as directors and officers. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee. None of the members of our compensation committee is an officer or employee of our company, nor have they ever been an officer or employee of our company.

Board Leadership Structure

Our board of directors is currently chaired by Barbara Duncan, an independent director. Currently, the role of chairman of the board of directors is separated from the role of chief executive officer. Separating these positions allows our chief executive officer to focus on our day-to-day business, while allowing the chairperson of the board to lead the board of directors in its fundamental role of providing advice to and independent oversight of management. The board has not adopted a position description for the chairperson. However, there is a shared understanding on the board of the chairperson’s responsibilities. The chairperson’s primary role is to provide leadership to the board and its committees, including chairing meetings in a manner that facilitates open discussions and expressions of competing views. The chairperson is also responsible for, among other things, assisting the board in obtaining information required for the performance of their duties, retaining appropriately qualified and independent advisors as needed, working with the board to support board development and to ensure a proper committee structure is in place, providing a link between the board and management and acting in an advisory capacity to the chief executive officer in all matters concerning the interests and management of the company. Our board of directors recognizes the time, effort and energy that the chief executive officer must devote to his position in the current business environment, as well as the commitment required to serve as the chairperson of the board, particularly as the board of directors’

oversight responsibilities continue to grow. Our board of directors also believes that this structure ensures a greater role for the non-management directors in the oversight of our company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our board of directors. Our board of directors believes its administration of its risk oversight function has not affected its leadership structure. Although our by-laws do not require our chairperson of the board and chief executive officer positions to be separate, our board of directors believes that having separate positions is the appropriate leadership structure for us at this time. The board has not adopted a separate position description for our chief executive officer. The role and responsibilities of the chief executive officer is delineated by frequent discussion and interaction between the board chairperson and the chief executive officer.

Oversight of Risk

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including risks relating to our financial condition, development and commercialization activities, operations, strategic direction and intellectual property as more fully discussed under “Risk Factors” in our Annual Report on Form 10-K. Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

Our board of directors regularly discusses with management our major risk exposures, the potential impact of these risks on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable our board to understand the company’s risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk.

The audit committee reviews information regarding liquidity and operations, and oversees our management of financial risks. Periodically, the audit committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the audit committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. The compensation committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. The nominating and corporate governance committee manages risks associated with the independence of the board, corporate disclosure practices, and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board is regularly informed through committee reports about such risks. Matters of significant strategic risk are considered by our board as a whole.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers and holders of more than 10% of our common shares to file with the SEC, initial reports of ownership of our common shares and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Directors and officers and holders of 10% of our common shares are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. The SEC has designated specific deadlines for these reports, and we must identify in this Proxy Statement those persons who did not file these reports when due. To our knowledge, based solely on a review of copies of such forms furnished to us, and written representations made by our directors and officers regarding their filing obligations, we believe all Section 16(a) filing requirements were satisfied on a timely basis with respect to the year ended December 31, 2022, except that forms for all of our independent director annual grants were not timely filed.

Ownership of Our Common Shares

The information in this section is set forth below in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”

Item 11. Executive Compensation.

Executive Compensation

Overview

The following discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation policies and practices that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

As an “emerging growth company,” we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer for the year ended December 31, 2022, or fiscal year 2022, and our next two most highly compensated executive officers in respect of their service to our company for fiscal year 2022. We refer to these individuals as our named executive officers. Our named executive officers for fiscal year 2022 are:

•
John Valliant, Ph.D., our Chief Executive Officer;
•
Eric Burak, Ph.D., our Chief Technology Officer; and
•
John Crowley, CPA, our Chief Financial Officer.

Compensation for our executive officers is composed primarily of the following main components: base salary; bonus; and equity incentives in the form of stock options. Our executive officers, like all full-time employees, are eligible to participate in our health and welfare benefit plans.

Our compensation committee reviews compensation annually for our executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our shareholders, and a long-term commitment to our company. We target a general competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, annual incentives or long-term incentives.

Our compensation committee is responsible for approving the compensation for all of our executive officers. Our compensation committee typically reviews and discusses management’s proposed compensation with the Chief Executive Officer for all executives officers other than the Chief Executive Officer. Based on those discussions and its discretion, taking into account the factors noted above, the compensation committee approves the compensation for the executive officers.

Our compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our executive compensation programs and related policies. In 2022, the compensation committee retained the services of Pay Governance as its external independent compensation consultant. During 2022, Pay Governance did not provide services to us other than the services to our compensation committee described herein. Our compensation committee performs an annual assessment of its compensation consultants’ independence to determine whether the consultants are independent. Based on its evaluation, the compensation committee has determined that Pay Governance is independent and that its work has not raised any conflicts of interest.

2022 Summary Compensation Table

The following table presents information regarding the total compensation that was awarded to, earned by or paid to our named executive officers for services rendered during fiscal year 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
John Valliant, Ph.D., (4)	2022	$595,284	$—	$1,881,826	$238,119	$31,314	$2,746,543
Chief Executive Officer	2021	597,010	—	2,384,726	259,699	31,332	3,272,767
Eric Burak, Ph.D., (5)	2022	459,403	—	778,463	161,710	16,927	1,416,503
Chief Technology Officer	2021	458,549	—	2,308,284	166,164	23,599	2,956,596
John Crowley,	2022	458,274	—	772,909	163,146	48,684	1,443,013
Chief Financial Officer	2021	440,713	—	979,441	159,691	46,266	1,626,111

(1) The amounts reported for 2021 and 2022 represent the aggregate grant date fair value of the stock options awarded to the named executive officer, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”). Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 11, “Share-based Compensation,” to our audited financial statements included in our 2022 Annual Report. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the named executive officers upon exercise of the stock options or sale of the underlying common shares.

(2) Amounts reflect annual performance bonuses paid to our named executive officers under our annual performance-based incentive plan in the year indicated. Such amounts paid to Dr. Valliant and Dr. Burak were paid in CAD and have been converted from CAD to USD using a conversion rate of CAD$1.301 to USD$1.00 for 2022 and CAD$1.254 to USD$1.00 for 2021.

(3) For Dr. Valliant, these amounts reflect $30,844 and $31,186 in pension benefits paid to McMaster University in 2022 and 2021, respectively, as described further below under “Narrative to Summary Compensation Table—Employment Agreements with our Named Executive Officers—John Valliant, Ph.D.”. Such amount was paid in CAD and has been converted from CAD to USD using a conversion rate of CAD$1.301 to USD$1.00 for 2022 and CAD$1.254 to USD$1.00 for 2021. Dr. Valiant also received a parking benefit of $470 and $146 in 2022 and 2021, respectively. For Dr. Burak these payments for 2022 and 2021 consisted of $15,827 and $22,866, respectively, in Canadian registered retirement savings plan contributions and $470 and $146, respectively, in parking reimbursement. The 2022 and 2021 payments for Dr. Burak also included $630 and $587, respectively, in group insurance benefits. Such amounts paid to Dr. Burak have been converted from CAD to USD using a conversion rate of CAD$1.301 to USD$1.00 for 2022 and CAD$1.254 to USD$1.00 for 2021. For Mr. Crowley these payments for 2022 consisted of $34,009 in company paid health insurance benefits, $10,675 in company match to his 401k, and $4,000 company paid contributions to his health savings account. For Mr. Crowley these payments for 2021 consisted of $32,116 in company paid health insurance benefits, $10,150 in company match to his 401k, and $4,000 company paid contributions to his health savings account.

(4) A portion of Dr. Valliant’s salary is paid by McMaster University, in accordance with a Memorandum of Understanding with McMaster University, described below under “Narrative to Summary Compensation Table—Employment Agreements with our Named Executive Officers—John Valliant, Ph.D.”. The amounts reported for Dr. Valliant as “Salary” include the portion for which we reimburse McMaster University. In addition, a portion of Dr. Valliant’s salary was paid in CAD. Such amounts have been converted from CAD to USD using a conversion rate of CAD$1.254 to USD$1.00 for 2021 and CAD$1.301 to USD$1.00 for 2022.

(5) Amounts paid to Dr. Burak in salary were paid in CAD. Such amounts have been converted from CAD to USD using a conversion rate of CAD$1.254 to USD$1.00 for 2021 and CAD$1.301 to USD$1.00 for 2022. Dr. Burak also received a performance-based option in 2021 that was in addition to his annual option grant.

Narrative to Summary Compensation Table

The primary elements of compensation for our named executive officers are base salary, bonus, and equity incentives in the form of stock options. These elements (and the amounts of compensation and benefits under each element) were selected because we believe they are necessary to help us attract and retain executive talent in a very competitive market, which is fundamental to our success. Below is a more detailed summary of the current executive compensation program as it relates to our named executive officers.

Annual Base Salary

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Our compensation committee and board of directors, in the case of Dr. Valliant, annually reviews base salaries for trends in the market of the salaries paid to public company employees as well as for exogenous factors such as inflation. For the year ended December 31, 2022, the annual base salaries for each of Dr. Valliant,

Dr. Burak and Mr. Crowley were reviewed and adjusted upward for merit increases. For the year ending December 31, 2023, the annual base salaries for each of Dr. Valliant, Dr. Burak and Mr. Crowley are $805,543 CAD ($619,172 USD), $624,643 CAD ($480,125 USD) and $478,896, respectively. Drs. Valliant and Burak’s salary increases in local Canadian currency were 4.0% and 4.5% respectively. Due to fluctuations in the twelve-month trailing United States and Canadian dollar exchange rate, in some years Drs. Valliant and Burak’s salaries may appear to decrease rather than increase when compared to the prior year when viewed only in US dollars.

Cash Bonus

We also believe that a significant portion of our executives’ cash compensation should be based on the attainment of business goals established by our board of directors or compensation committee. Each of our named executive officers participated in our Senior Executive Cash Incentive Bonus Plan (the “Bonus Plan”). The Bonus Plan provides for formula-based incentive payments based upon the achievement of certain corporate and individual performance goals and objectives approved by our board of directors and compensation committee, respectively. We typically establish bonus targets for our named executive officers and conduct an annual performance review process to serve as the basis for determining eligibility for any such bonuses. Among the key parameters that typically are the basis for such bonus determinations are our achievement of overall corporate goals and the achievement of specified goals and objectives by each individual employee. For the year ended December 31, 2022, Dr. Valliant was eligible to receive an annual target cash bonus equal to 50% of his base salary, based on company performance. Dr. Burak and Mr. Crowley were eligible to receive an annual target cash bonus equal to 40% of their respective salaries, based on company and individual performance.

All final bonus payments to our named executive officers (other than for Dr. Valliant) are approved by our compensation committee. Any final bonus payment to Dr. Valliant is recommended by our compensation committee and approved by our board of directors. The actual bonuses, if any, awarded in a given year may vary from target, depending on individual performance and the achievement of corporate objectives and may also vary based on other factors at the discretion of our compensation committee (or board of directors, in the case of Dr. Valliant’s bonus).

For 2022, the corporate performance objectives generally fell into the following five categories: (1) advancing our FPI-1434 clinical program; (2) advancing our pipeline by progressing our FPI-1966 clinical program and our FPI-2059 program; (3) delivering on our partnerships, particularly our existing collaboration with AstraZeneca plc; (4) strengthening and leveraging our platform; and (5) strengthening our culture. In evaluating management’s performance relative to corporate performance for 2021, our compensation committee determined to award a corporate achievement level of 85% to executives (other than Dr. Valliant). This corporate achievement level along with each individual’s performance (other than Dr. Valliant) was then used to determine each named executive officer’s bonus. Our board of directors determined to award a corporate achievement level of 80% to Dr. Valliant. For 2022, we awarded bonuses to Dr. Valliant, Dr. Burak and, Mr. Crowley in the amounts of $309,824 CAD ($238,119 USD), $210,406 CAD ($161,710 USD) and $163,146, respectively.

Equity Compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our named executive officers, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our shareholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. During the year ended December 31, 2022, we granted options to purchase common shares to each of our named executive officers, as described in more detail in the “Outstanding Equity Awards at 2022 Fiscal Year-End” table. In January 2023, as part of our annual compensation review, Dr. Valliant, Dr. Burak and Mr. Crowley were granted time-based stock options for 500,000 shares, 250,000 and 250,000 shares, respectively. These options vest in 48 equal monthly installments.
Employment Agreements with Our Named Executive Officers

We have entered into executive compensation arrangements, offer letters and an employment agreement, with each of our named executive officers. Except as noted below, these employment arrangements provide for “at will” employment.

John Valliant, Ph.D.—In June 2020 we entered into a new employment agreement with Dr. Valliant, replacing his existing employment agreement upon the completion of our initial public offering. The new employment agreement provides for Dr. Valliant’s continued employment and sets forth his 2020 annual base salary at $542,400, the terms of his discretionary annual bonus, certain expense reimbursements, his eligibility for accrued paid vacation, his obligation to cooperate with us in litigation and regulatory matters both during and after his employment, and his non-disparagement obligations both during and after his employment.

Pursuant to a Memorandum of Understanding (the “MOU”) between us, Dr. Valliant, and McMaster University (the “University”), dated July 1, 2018, Dr. Valliant will continue his employment with the University while also continuing in his appointment as our Chief Executive Officer. Pursuant to the terms of the MOU, Dr. Valliant remains on the University’s payroll and remains eligible for University benefits. In addition, we reimburse the University for 75% of the University’s payment of Dr. Valliant’s salary and benefits annually (including as Dr. Valliant’s base salary is increased) and correspondingly deduct such payments of base salary from us to Dr. Valliant. In the event Dr. Valliant’s services to us are terminated, we and Dr. Valliant will provide the University with not less than six weeks of advance written notice and we are responsible for reimbursing the University for 75% of the University’s payment of Dr. Valliant’s salary and benefits during such six-week notice period, including any associated costs, fees and expenses.

In addition, Dr. Valliant has entered into and is subject to our confidential information, assignment of inventions, and non-solicitation and non-competition agreements.

Eric Burak, Ph.D.—In June 2020 we entered into a new employment agreement with Dr. Burak, which replaced his existing employment agreement upon the completion of our initial public offering. The new employment agreement provides for Dr. Burak’s continued employment and sets forth his 2020 annual base salary at $413,500, the terms of his discretionary annual bonus, certain expense reimbursements, his eligibility for accrued paid vacation, his obligation to cooperate with us in litigation and regulatory matters both during and after his employment, and his non-disparagement obligations both during and after his employment.

In addition, Dr. Burak has entered into an agreement with us which contains protections of confidential information, requires assignment of inventions, restricts Dr. Burak from certain solicitation and competition activities during his employment and for a period thereafter.

John Crowley—In June 2020 we entered into a new employment agreement with Mr. Crowley, which replaced his existing employment agreement upon the completion of our initial public offering. The new employment agreement provides for Mr. Crowley’s continued employment and sets forth his 2020 annual base salary of $423,700, the terms of his discretionary annual bonus, certain expense reimbursements, his eligibility to participate in our benefit plans generally, his eligibility for accrued paid vacation, his obligation to cooperate with us in litigation and regulatory matters both during and after his employment, and his non-disparagement obligations both during and after his employment.

Benefits Provided Upon Termination Without Cause

Under the terms of the employment agreements we have entered into with each of Drs. Valliant and Burak and Mr. Crowley, if such executive’s employment is terminated by us without cause or by the executive for good reason (as defined in each executive’s employment agreement), subject to the executive’s signing a separation agreement that will include, among other things, a general release of potential claims against us, (1) he will be entitled to continue to receive his monthly base salary for a period of 12 months; (2) he will be entitled to any incentive compensation pursuant the employment agreement awarded in the year preceding the year of termination but not yet paid and a pro-rated annual bonus up to the date of termination (or, in the case of Dr. Valliant, his target annual bonus for the then-current year); (3) we will continue to make payments of group insurance benefits for Drs. Valliant and Burak for 12 months; and (4) for Mr. Crowley, subject to the respective copayment of employee premiums and respective proper election to receive benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), the monthly employer contribution that we would have made to provide Mr. Crowley health insurance if either had remained employed by us until the earliest of (i) the 12 month anniversary of his date of termination, (ii) his eligibility for group medical plan benefits under any other employer group medical plan, or (iii) the cessation of his rights under COBRA.

Benefits Provided Upon a Change in Control

We have designed our change-in-control policies to provide income continuity after a change-in-control of the company that results in the executive being separated from the company. Our policy in the case of change-in-control benefits has been to structure these as “double trigger” benefits. In other words, the change-in-control does not itself trigger benefits; rather, benefits are paid only if the employment of the executive is terminated or the executive terminates his employment for good reason during a specified period after the change-in-control. We believe a “double trigger” benefit maximizes shareholder value because it prevents an unintended windfall to executives in the event of a friendly change-in-control, while still providing them appropriate incentives to cooperate in negotiating any change-in-control in which they believe they may lose their jobs. Under the terms of their respective employment arrangements, if, within one year following a change in control, each of our named executive officer’s employment is terminated by us or the succeeding company, as applicable, without cause or he terminates his employment for good reason (as defined in the applicable employment agreement), subject to the executive’s signing a separation agreement that will include a general release of potential claims against us:

•
in the case of Dr. Valliant, (1) he will be entitled to continue to receive his monthly base salary for a period of 18 months, (2) he will be entitled to receive any incentive compensation awarded in the year preceding the year of termination but not yet paid and a lump-sum payment equal to 150% of his target bonus at the time he ceases to be employed by the company or the succeeding company, as applicable, and (3) the company or the succeeding company, as applicable, will continue to make payments of group insurance benefits for eighteen months;
•
in the case of Dr. Burak, (1) he will be entitled to continue to receive his monthly base salary for a period of 12 months, (2) he will be entitled to receive any incentive compensation awarded in the year preceding the year of termination but not yet paid and a lump-sum payment equal to 100% his target bonus at the time he ceases to be employed by the company or the succeeding company, as applicable, and (3) the company or the succeeding company, as applicable, will continue to make payments of group insurance benefits for 12 months;
•
in the case of Mr. Crowley, (1) he will be entitled to continue to receive his monthly base salary for a period of 12 months, (2) he will be entitled to receive any incentive compensation awarded in the year preceding the year of termination but not yet paid and a lump-sum payment equal to 100% of his target bonus at the time he ceases to be employed by the company or the succeeding company, as applicable, and (3) subject to the respective copayment of employee premiums and respective proper election to receive benefits under COBRA, the monthly employer contribution that we would have made to provide Mr. Crowley health insurance if either had remained employed by us until the earliest of (i) the 12 month anniversary of his date of termination, (ii) his eligibility for group medical plan benefits under any other employer group medical plan, or (iii) the cessation of his rights under; and
•
in the case of all executive officers, the vesting and exercisability of all time-based stock option awards on the later of the date of termination or the effective date of the separation and release of claims agreement.

In addition, Mr. Crowley has entered into an agreement with us which contains protections of confidential information, requires assignment of inventions, restricts him from certain solicitation activities during his employment and for a period thereafter, and restricts him from certain competitive activities during his employment and for a period thereafter. Pursuant to the agreement, Mr. Crowley is eligible to receive 50% of his respective highest annualized base salary paid by us within the two-year period preceding the last day of his employment during the post-employment non-competition period (but for not more than 12 months following the end of his employment) if we enforce the respective non-competition covenant, or garden leave pay. If Mr. Crowley is eligible to receive either any other severance or change in control payments as described above, such payment(s) shall be reduced by the amount of the garden leave pay.

Other Benefits and Perquisites

We offer participation in broad-based retirement, health and welfare plans to all of our colleagues, including our named executive officers. All of our full-time colleagues, including our named executive officers, are eligible to participate in a standard suite of health and welfare benefit plans, including those set forth below.

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. Plan participants are able to defer eligible compensation subject to applicable annual Internal Revenue Code limits. We provide a matching contribution of 100 percent of employee contributions up to 3.5% percent of compensation, which vests after two years of service. The 401(k) plan is intended to be qualified under Section 401(a) of the Internal Revenue Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

RRSP

We maintain a Canadian registered retirement savings plan (the “RRSP”) that provides eligible Canadian employees with an opportunity to save for retirement on a tax-advantaged basis. We provide a matching contribution of 100 percent of employee contributions up to 3 percent of compensation.

Other

We also provide all employees, including executive officers, with a flexible spending account plan, health savings account, the right to purchase common shares under an employee share purchase plan and paid time off benefits, including vacation, sick time and holidays. We do not offer or provide any additional perquisites (other than those noted here) to the chief executive officer or any other executive officer of the company.

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk-taking. This is primarily due to the fact that our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with our pay-for-performance compensation philosophy. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on the company.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table summarizes the number of common shares that were underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2022.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
John Valliant, Ph.D.	533,095(1)	—	—	$1.02	2/22/2027
	270,300(1)	—	—	$1.02	2/22/2027
	556,161(2)	50,560	—	$2.35	4/1/2029
	126,530(3)	46,998	—	$2.99	1/10/2030
	129,088(4)	77,453	—	$17.00	6/18/2030
	233,092(5)	139,856	—	$17.00	6/25/2030
	154,000(6)	182,000	—	$11.90	2/4/2031
	84,708(7)	321,892	—	$7.70	2/1/2032
Eric Burak, Ph.D.	159,928(1)	—	—	$1.02	2/22/2027
	81,090(1)	—	—	$1.02	2/22/2027
	66,311(2)	6,029	—	$2.35	4/1/2029
	28,117(3)	10,444	—	$2.99	1/10/2030
	27,971(4)	16,783	—	$17.00	6/18/2030
	43,681(5)	26,209	—	$17.00	6/25/2030
	63,708(6)	75,292	—	$11.90	2/4/2031
	25,055(8)	15,945	—	$11.90	2/4/2031
	—	—	91,066(9)	$11.90	2/4/2031
	35,041(7)	133,159	—	$7.70	2/1/2032
John Crowley	300,303(10)	13,056	—	$2.19	2/28/2029
	28,118(3)	10,443	—	$2.99	1/10/2030
	16,857(4)	10,115	—	$17.00	6/18/2030
	38,032(5)	22,820	—	$17.00	6/25/2030
	63,250(6)	74,750	—	$11.90	2/4/2031
	34,791(7)	132,209	—	$7.70	2/1/2032

(1) This option is fully vested.

(2) This option vests as to 25% of the shares on April 1, 2020 and further vests in 36 equal monthly installments thereafter until April 1, 2023.

(3) This option vests as to 25% of the shares on January 10, 2021 and further vests in 36 equal monthly installments thereafter until January 10, 2024.

(4) This option vests as to 25% of the shares on June 18, 2021 and further vests in 36 equal monthly installments thereafter until June 18, 2024.

(5) This option vests as to 25% of the shares on June 25, 2021 and further vests in 36 equal monthly installments thereafter until June 25, 2024.

(6) This option vests as to 25% of the shares on February 4, 2022 and further vests in 36 equal monthly installments thereafter until February 4, 2025.

(7) This option vests in 48 equal monthly installments beginning on March 1, 2022.

(8) This option vests in 36 equal monthly installments beginning on March 4, 2021.

(9) This is a performance-based stock option that vests no earlier than December 2022 and no later than December 2026 but only if certain manufacturing and development milestones are achieved. One-third of this option was cancelled in December 2022 due to failure to meet the applicable performance milestone and was no longer outstanding as of December 31, 2022.

(10) This option vests as to 25% of the shares on February 28, 2020 and further vests in 36 equal monthly installments thereafter until February 28, 2023.

Other Compensation Agreements and Policies

Other Agreements

We have also entered into non-competition, non-solicitation and non-disclosure agreements with each of our named executive officers. Under the non-competition, non-solicitation and non-disclosure agreements, each named executive officer has agreed (i) not to compete with us during his employment and for a period of one year after the termination of his employment, (ii) not to solicit our employees during his employment and for a period of one year after the termination of his employment, (iii) to protect our confidential and proprietary information, and (iv) to assign to us related intellectual property developed during the course of his employment.

Insider Trading Policy Prohibitions and Hedging Policy

Our company maintains an Insider Trading Policy that prohibits our officers, directors, employees and designated consultants and contractors who in the course of the performance of their duties have access to material, nonpublic information regarding the Company from engaging in the following transactions:

•
selling any of our securities that they do not own at the time of the sale (a “short sale”);
•
buying or selling puts, calls, other derivatives of the Company or any derivative securities that provide the economic equivalent of ownership of any of our securities or an opportunity, direct or indirect, to profit from any change in the value of the Company’s securities or engage in any other hedging transaction with respect to the Company’s securities, at any time;
•
using our securities as collateral in a margin account; and
•
pledging our securities as collateral for a loan (or modifying an existing pledge).

Director Compensation

Under our director compensation program, we pay our non-employee directors both cash and equity retainers. During fiscal year 2022, John Valliant, Ph.D., our Chief Executive Officer, served as a member of our board of directors, as well as an employee, and received no additional compensation for his services as a director. See the section entitled “Executive Compensation” for more information about Dr. Valliant’s compensation for fiscal year 2022.

Each non-employee director receives a cash retainer for service on the board of directors and for service on each committee of which the director is a member. The chairperson of the board and of each committee receives a higher retainer for such service. These fees are payable quarterly in arrears. The fees paid in 2022 to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member were as follows:

	Member Annual Fee	Chairperson Annual Fee
Board of Directors	$40,000	$65,000
Audit Committee	7,500	15,000
Compensation Committee	5,000	10,000
Nominating and Corporate Governance Committee	4,000	8,000
Research and Development Committee	5,000	10,000

For 2022, the annual board of directors fee was increased from $35,000 (which was in effect in 2021) to $40,000. No other changes were made to the fees paid for service on our board of directors in 2022 or any committee thereof.

Under our director compensation program, upon their initial election to the board of directors, each non-employee director receives an option to purchase 34,000 common shares, which initial option vests ratably in 36 equal monthly installments, subject to continued service as a director through the applicable vesting dates, and becomes exercisable in full upon a change in control of our company. Further, on the date of the first board meeting held after each annual meeting of shareholders, each non-employee director receives an option to purchase 17,000 common shares. Each of these options vests on the earlier of: (i) the first anniversary of the grant date or the next annual meeting of shareholders, or (ii) upon a change in control of our company, both subject to the non-employee director’s continued service as a director. The exercise price of these options equals the fair market value of our common shares on the date of grant.

This program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our shareholders.

We reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending board of director and committee meetings. The following table sets forth information regarding compensation earned by our non-employee directors during the year ended December 31, 2022.

Director Compensation for 2022

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	Total ($)
Donald Bergstrom, M.D. (3)	$50,000	$37,949	$87,949
Pablo Cagnoni, M.D. (4)	55,000	37,949	92,949
Johan Christenson, M.D, Ph.D. (5)	45,000	—	45,000
Barbara Duncan (6)	81,000	37,949	118,949
Steve Gannon (7)	60,000	37,949	97,949
Chau Khuong (8)	51,500	37,949	89,449
Philina Lee, Ph.D. (9)	52,000	37,949	89,949
Heather Preston, M.D. (10)	52,500	37,949	90,449

(1) The amounts in the Option Awards column reflect the grant date fair value of option awards granted during 2022 under our equity incentive plans, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions, and there can be no assurance that FASB ASC Topic 718 amounts will reflect actual amounts realized. Refer to Note 11, “Share-Based Compensation”, in the Notes to Consolidated Financial Statements included in this Annual Report for the relevant assumptions used to determine the valuation of our option awards.

(2) The number of shares underlying stock option awards granted to our non-employee directors in 2022 and the grant date fair value of such stock options as determined in accordance with FASB ASC Topic 718 are:

Name	Grant Date	Number of Shares Underlying Stock Option Grants in 2022	Grant Date Fair Value of Stock Option Grants in 2022 ($)
Donald Bergstrom, M.D.	6/14/2022	17,000	37,949
Pablo Cagnoni, M.D.	6/14/2022	17,000	37,949
Johan Christenson, M.D, Ph.D.	—	—	—
Barbara Duncan	6/14/2022	17,000	37,949
Steve Gannon	6/14/2022	17,000	37,949
Chau Khuong	6/14/2022	17,000	37,949
Philina Lee, Ph.D.	6/14/2022	17,000	37,949
Heather Preston, M.D.	6/14/2022	17,000	37,949

(3) At December 31, 2022, Dr. Bergstrom held stock options to purchase 68,000 common shares

(4) At December 31, 2022, Dr. Cagnoni held stock options to purchase 205,011 common shares.

(5) At December 31, 2022, Dr. Christenson held no stock options to purchase common shares. Dr. Christenson has waived his rights to all stock option grants as a director due to rules pertaining to his current employer.

(6) At December 31, 2022, Ms. Duncan held stock options to purchase 64,000 common shares.

(7) At December 31, 2022, Mr. Gannon held stock options to purchase 205,011 common shares.

(8) At December 31, 2022, Mr. Khuong held stock options to purchase 64,000 common shares.

(9) At December 31, 2022, Dr. Lee held stock options to purchase 64,000 common shares.

(10) At December 31, 2022, Dr. Preston held stock options to purchase 64,000 common shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Ownership of Our Common Shares

Unless otherwise provided below, the following table sets forth information regarding beneficial ownership of our common shares as of February 17, 2023 by:

•
each person, or group of affiliated persons, known to us to be the beneficial owner of 5% or more of our common shares outstanding;
•
each of our current directors;
•
our principal executive officer and our other executive officers who served during the year ended December 31, 2022, named in the Summary Compensation table below, whom, collectively, we refer to as our named executive officers; and
•
all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include common shares issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after February 17, 2023. Except as otherwise indicated, all of the shares reflected in the table are common shares and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 62,724,555 of our common shares outstanding as of February 17, 2023. Except as otherwise indicated in the footnotes below, the address of the beneficial owner is c/o Fusion Pharmaceuticals, Inc., 270 Longwood Road South, Hamilton, Ontario. Canada L8P 0A6.

	Number of Common Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or Greater Shareholders
Entities affiliated with Federated Hermes Kaufmann(1)	5,849,100	9.33%
Entities affiliated with Avidity Capital(2)	5,700,000	9.09%
FMR LLC(3)	4,680,650	7.46%
HealthCap VII L.P.(4)	3,807,247	6.07%
Johnson & Johnson Innovation – JJDC, Inc.(5)	3,670,516	5.85%
Varian Medical Systems, Inc.(6)	3,256,972	5.19%
Directors, Named Executive Officers and Other Executive Officers
John Valliant, Ph.D.(7)	2,603,796	4.15%
Eric Burak, Ph.D.(8)	632,513	1.00%
John Crowley(9)	555,126	*
Donald Bergstrom, M.D. Ph.D.(10)	39,666	*
Pablo Cagnoni, M.D.(11)	186,344	*
Johan Christenson, M.D., Ph.D.	—	*
Barbara Duncan(12)	41,166	*
Steve Gannon(13)	242,744	*
Chau Q. Khuong(14)	87,426	*
Philina Lee, Ph.D.(15)	38,666	*
Heather Preston, M.D.(16)	54,156	*
All executive officers and directors as a group (15 persons)	4,864,034	7.75%

* Represents beneficial ownership of less than 1% of our outstanding common shares.

(1) Consists of: (a) 3,224,100 common shares owned by Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp. (together, the “Investment Advisers”); (b) 1,340,000 common shares owned by Federated Hermes Kaufmann Fund (the “Fund”), a portfolio of Federated Hermes Equity Funds, an investment company registered under the Investment Company Act of 1940; (c) 1,245,600 common shares owned by Federated Hermes Kaufmann Small Cap Fund (the “Small Cap Fund”), a portfolio of Federated Hermes Equity Funds, an investment company registered under the Investment Company Act of 1940; and (d) 39,400 common shares owned by Federated Hermes Kaufmann Fund II (the “Fund II”), a portfolio of Federated Hermes Insurance Series, an investment company registered under the Investment Company Act of 1940. The Fund, Small Cap Fund and Fund II are managed by the Investment Advisers, which are wholly-owned subsidiaries of FII Holdings, Inc., which is a wholly-owned subsidiary of Federated Hermes, Inc. (the “Parent”). All of the Parent’s outstanding voting shares is held in the Voting Shares Irrevocable Trust for which Thomas R. Donahue, Ann C. Donahue and J. Christopher Donahue act as trustees (collectively, the “Trustees”). The Parent’s subsidiaries have the power to direct the vote and disposition of the securities held by the Fund, Small Cap Fund and Fund II. The principal business address of Parent is 1001 Liberty Avenue, Pittsburgh, PA 15222-3779. The principal business address of the Trustees, the Fund, Small Cap Fund and Fund II is 4000 Ericsson Drive, Warrendale, PA 15086-7561. The information presented here is based, in part, on a Schedule 13G filed with the SEC by Federated Hermes, Inc. on February 1, 2023.

(2) Consists of: (a) 2,900,550 common shares owned by Avidity Master Fund LP (“Avidity Master”) and (b) 2,799,450 common shares owned by Avidity Private Master Fund I LP (“APF1”). The general partner of each of Avidity Master and APF1 is Avidity Capital Partners Fund (GP) LP, a Delaware limited partnership, whose general partner is Avidity Capital Partners (GP) LLC, a Delaware limited liability company. Avidity Partners Management LP, is the investment manager of each of Avidity Master and APF1. Avidity Partners Management (GP) LLC is the general partner of Avidity Partners Management LP. David Witzke and Michael Gregory are the managing members of Avidity Capital Partners (GP) LLC and Avidity Partners Management (GP) LLC. Mr. Witzke and Mr. Gregory may be deemed to have shared voting and investment power of the securities held by Avidity Master and APF1. Each of Mr. Witzke and Mr. Gregory disclaim beneficial ownership of such securities, except to the extent of his or her pecuniary interest therein. The principal business address of Avidity Master and APF1 is 2828 N. Harwood Street, Suite 1220, Dallas, TX 75201.

(3) FMR LLC has the sole voting and dispositive power of 4,680,650 of our common shares, all of which are held by funds or accounts managed by direct or indirect subsidiaries of FMR LLC and all of which shares are beneficially owned, or may be deemed to be beneficially owned, by FMR LLC. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. The address for each of the individuals and entities listed above is 245 Summer Street, Boston, MA 02210. This information is based, in part, on a Schedule 13G/A filed by FMR LLC with the SEC on February 9, 2023.

(4) Consists of 3,807,247 common shares owned by HealthCap VII, L.P. , a Delaware limited partnership (the “Fund”. HealthCap VII GP S.A., a corporation organized under the laws of Switzerland (the “General Partner”) is the sole general partner of the Fund and has voting and investment control over the equity. Johan Christenson, M.D., Ph.D. is a Partner of HealthCap Advisor AB, acting as advisor to HealthCap Advisor AB and a member of our board of directors. Dr. Christenson disclaims beneficial ownership of all shares held by HealthCap VII L.P. except to the extent of his pecuniary interest therein. The principal business address of HealthCap VII L.P. is 18 Avenue d’Ouchy, Lausanne, Switzerland CH-1006. The information presented here is based on a Schedule 13D filed on July 10, 2020.

(5) Consists of 3,670,516 common shares owned by Johnson & Johnson Innovation – JJDC, Inc., a New Jersey corporation (“JJDC”), a wholly owned subsidiary of Johnson & Johnson, a New Jersey corporation (“J&J”). J&J may be deemed to indirectly beneficially own the shares that are directly beneficially owned by JJDC. The principal business address of J&J is One Johnson & Johnson Plaza, New Brunswick, NJ 08933, and the principal business address of JJDC is 410 George Street, New Brunswick, NJ 08901. The information presented here is based on a Schedule 13G/A filed on January 27, 2023.

(6) The principal business address of Varian Medical Systems, Inc. is 3100 Hansen Way Building 4A, Palo Alto, CA 94304-1038. The information presented here is based on a Schedule 13G filed on February 9, 2021.

(7) Consists of: (a) 318,147 common shares held by Valliant Consulting and Management Inc., of which Dr. Valliant is the beneficial owner and (b) 2,285,649 common shares issuable upon the exercise of options exercisable within 60 days of February 17, 2023.

(8) Consists of: (a) 38,490 common shares and (b) 594,023 common shares issuable upon the exercise of options exercisable within 60 days of February 17, 2023.

(9) Consists of: (a) 10,410 common shares and (b) 544,716 common shares issuable upon the exercise of options exercisable within 60 days of February 17, 2023.

(10) Consists of 39,666 common shares issuable upon the exercise of options exercisable within 60 days of February 17, 2023.

(11) Consists of 186,344 common shares issuable upon the exercise of options exercisable within 60 days of February 17, 2023.

(12) Consists of 41,166 common shares issuable upon the exercise of options exercisable within 60 days of February 17, 2023.

(13) Consists of: (a) 56,400 common shares and (b) 186,344 common shares issuable upon the exercise of options exercisable within 60 days of February 17, 2023.

(14) Consists of: (a) 42,093 common shares and (b) 45,333 common shares issuable upon the exercise of options exercisable within 60 days of February 17, 2023.

(15) Consists of (b) 38,666 common shares issuable upon the exercise of options exercisable within 60 days of February 17, 2023.

(16) Consists of: (a) 8,823 common shares and (b) 45,333 common shares issuable upon the exercise of options exercisable within 60 days of February 17, 2023.

Equity Compensation Plan Information

The following table contains information about our equity compensation plans as of December 31, 2022. In addition, from time to time, we may grant “inducement grants” pursuant to Nasdaq Listing Rule 5635(c)(4).

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	8,297,755	(1)	$7.63	4,036,510	(2)
Equity compensation plans not approved by security holders(3)	2,233,800		5.00	0
Total	10,531,555		$7.08	4,036,510

(1) Consists of (i) 3,130,235 common shares issuable under our 2017 equity incentive plan and (ii) 5,167,520 common shares issuable under our 2020 stock option and incentive plan.

(2) Consists of (i) 2,782,203 common shares available for future issuance under our 2020 stock option and incentive plan and (ii) 1,254,307 common shares available for future issuance under our 2020 employee share purchase plan.

(3) Consists of stock option awards approved by our Board as inducements material to the respective individual’s acceptance of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). The inducement awards had an exercise price per share equal to the closing price of a common share on the respective grant dates, and vest over four years, with 25% of the original number of shares vesting on the one-year anniversary of the respective grant date and then in equal installments for 36 months thereafter, subject to the employee's continued service with us through the applicable vesting dates.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships with Related Parties

Other than the compensation agreements and other arrangements described in “Executive Compensation” and the relationships and transactions described below, since January 1, 2022, there was no transaction or series of transactions to which we were or will be a party in which:

•
the amount involved exceeded or will exceed $120,000; and
•
any of our directors, executive officers or holders of more than five percent of our common shares, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Share Issuance in connection with Rainier Asset Purchase Agreement

In March 2020, we entered into an asset purchase agreement with Rainier Therapeutics, Inc. (f/k/a BioClin Therapeutics, Inc.) (“Rainier”) (as amended, the “APA”) and a share purchase agreement with Rainier (the “SPA”), pursuant to which we acquired substantially all the assets of Rainier. As partial consideration for the transaction, we paid an upfront cash payment of $1.0 million. As a result of the closing of the transaction, in July 2021, we paid an additional $3.5 million and issued 313,359 of our common shares to certain of Rainier’s shareholders, including 22,303 of our common shares to HealthCap IV LP. In the future, we may owe HealthCap IV LP additional cash and equity consideration upon the achievement of specified development and regulatory milestones as set forth in the APA. Dr. Christenson who is a member of our board of directors, serves as a partner of HealthCap Advisor AB, which oversees several funds, including HealthCap IV LP.

Agreements with CPDC

We have entered into a Master Services Agreement and a Supply Agreement with CPDC under which CPDC provides products and services to us, including preclinical and manufacturing services, administrative support services, access to laboratory facilities and laboratory technicians and products for human safety and efficacy clinical trials. In connection with the Supply Agreement, we pay CPDC $0.2 million per quarter, plus fees for production, packaging and distribution of products supplied to us. In connection with the Master Services Agreement, we pay CPDC periodically pursuant to the amounts set forth in each work order. During the years ended December 31, 2020, 2021 and 2022, we made payments to CPDC in connection with the services described above of $1.1 million, $1.7 million and $1.8 million, respectively. We also entered into a transition services agreement with CPDC on June 1, 2021 in connection with our manufacturing facility in Hamilton, Ontario pursuant to which we have paid the CPDC $2.5 million for services relating to certain aspects of the validation of the manufacturing facility which is currently under construction. John Valliant, our Chief Executive Officer, is the founder and a member of the board of directors of CPDC. In August 2022, CPDC transferred and assigned the Master Services Agreement and the Supply Agreement to a third-party commercial development and manufacturing organization known as AtomVie. Dr. Valliant received non-voting shares in AtomVie, but has no control over AtomVie nor is in any other way affiliated with AtomVie.

Policies and Procedures for Related Person Transactions

Our board of directors reviews and approves transactions with directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related party. In connection with our initial public offering, we adopted a formal written policy that our executive officers, directors, holders of more than five percent of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our audit committee, or other independent members of our board of directors in the event it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, holders of more than five percent of any class of our voting securities, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee will consider the relevant facts and circumstances available and deemed relevant to our audit committee, including, but not limited to, whether the transaction will be on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. All of the transactions described in this section were entered into prior to the adoption of this policy.

Corporate Governance

The information in this section is set forth above in “Item 10. Directors Executive Officers and Corporate Governance – Corporate Governance”

Item 14. Principal Accounting Fees and Services.

Principal Accounting Fees and Services

PricewaterhouseCoopers LLP audited our financial statements for the year ended December 31, 2022. Our shareholders are being asked to confirm at the annual meeting the appointment of PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2023.

The following table summarizes the fees of PricewaterhouseCoopers LLP billed or expected to be billed to us for each of the last two fiscal years.

Fee Category	2022	2021
Audit Fees (1)	$901,000	$730,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	209,068	375,200
All Other Fees (4)	3,250	5,000
Total Fees	$1,113,318	$1,110,200

(1) “Audit Fees” consist of fees for the audit of our annual financial statements, the review of our interim financial statements included in our quarterly reports on Form 10-Q, and consultations on miscellaneous filings with the SEC and Canadian securities regulators and other professional services provided in connection with regulatory filings or engagements.

(2) “Audit-Related Fees” consists of fees billed by our independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements.

(3) “Tax Fees” consist of fees for tax compliance, advice and tax services, including fees for tax preparation.

(4) “All Other Fees” consists of fees billed for products and services, other than those described above under Audit Fees and Tax fees.

All such accountant services and fees were pre-approved by our audit committee in accordance with the “Audit Committee Pre-Approval Policies and Procedures” described below.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee has adopted procedures requiring the pre-approval of all audit and non-audit (including tax) services that are to be performed by our independent registered public accounting firm in order to assure that these services do not impair the auditor’s independence. These procedures generally approve the performance of specific services subject to a cost limit for all such services. This general approval is to be reviewed, and if necessary modified, at least annually. Management must obtain the specific prior approval of the audit committee for each engagement of our independent registered public accounting firm to perform any other audit or non-audit services. The audit committee does not delegate its responsibility to approve services performed by our independent registered public accounting firm to any member of management.

The standard applied by the audit committee in determining whether to grant approval of any type of non-audit service, or of any specific engagement to perform a non-audit service, is whether the services to be performed, the compensation to be paid therefor and other related factors are consistent with the independent registered public accounting firm’s independence under guidelines of the SEC and applicable professional standards. Relevant considerations include whether the work product is likely to be subject to, or implicated in, audit procedures during the audit of our financial statements, whether the independent registered public accounting firm would be functioning in the role of management or in an advocacy role, whether the independent registered public accounting firm’s performance of the service would enhance our ability to manage or control risk or improve audit quality, whether such performance would increase efficiency because of the independent registered public accounting firm’s familiarity with our business, personnel, culture, systems, risk profile and other factors, and whether the amount of fees involved, or the non-audit services portion of the total fees payable to the independent registered public accounting firm in the period would tend to reduce the independent registered public accounting firm’s ability to exercise independent judgment in performing the audit.

All of the services rendered by PricewaterhouseCoopers LLP with respect to the 2022 and 2021 fiscal years were pre-approved by the audit committee in accordance with this policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The following documents are included on pages F-1 through F-39 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedule

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

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

4.4*	Form of Warrant to Purchase Stock entered into in connection with the Loan and Security Agreement, dated as of April 2, 2022, and as amended by and between Oxford Finance LLC and the Company

4.5

Registration Rights Agreement by and among the Registrant and certain of its shareholders, dated February 13, 2023 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 14, 2023 (File No. 001-39344) and incorporated by reference herein)

10.1#

2017 Equity Incentive Plan, as amended, and forms of award agreements thereunder (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.2#

2020 Stock Option and Incentive Plan and forms of award agreements thereunder (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.3#

Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

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

10.12#*	Employment Agreement between the Company and Dmitri Bobilev, MD (dated as of November 7, 2022)

10.13#

Employment Agreement between the Company and Mohit Rawat, dated as of September 27, 2021 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 17, 2022 (File No. 001-39344) and incorporated by reference herein)

10.14#

Employment Agreement between the Company and Christopher Leamon, Ph.D., dated as of November 1, 2021 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 17, 2022 (File No. 001-39344) and incorporated by reference herein)

10.15

Lease Agreement, dated as of October 1, 2019, by and between Fort Hill Square 2 Owner LLC and the Company (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.16

First Amendment to Lease Agreement, dated as of March 16, 2021, by and between Fort Hill Square 2 Owner LLC and the Company (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 25, 2021 (File No. 001-39344) and incorporated by reference herein)

10.17

Lease Agreement, dated as of August 1, 2018, by and between McMaster University and the Company (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.18

Lease Agreement, dated as of June 1, 2021, by and between McMaster University and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2021 (File No. 001-39344) and incorporated by reference herein)

10.19†

License Agreement, dated as of February 22, 2017, by and between the Centre for Probe Development and Commercialization Inc. and the Company (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.20†

License Agreement, dated as of December 19, 2016, by and between ImmunoGen, Inc. and the Company, as amended (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.21†

Asset Purchase Agreement, dated as of March 10, 2020, by and between Rainier Therapeutics, Inc., Fortis Advisors LLC and the Company (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.22

Amendment No. 1 to Asset Purchase Agreement, dated October 8, 2020, by and between Rainier Therapeutics, Inc. and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 10, 2020 (File No. 001-39344) and incorporated by reference herein)

10.23

Amendment No. 2 to Asset Purchase Agreement, dated February 8, 2021, by and between Rainier Therapeutics, Inc. and the Company (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 25, 2021 (File No. 001-39344) and incorporated by reference herein)

10.24†

Master Services Agreement, dated as of February 22, 2017, by and between the Centre for Probe Development and Commercialization Inc. and the Company (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.25†

Supply Agreement, dated as of January 17, 2019, by and between the Centre for Probe Development and Commercialization Inc. and the Company (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.26†

Strategic Collaboration Agreement, dated as of October 30, 2020, by and between AstraZeneca UK Limited and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020 (File No. 001-39344) and incorporated by reference herein)

10.27†

Asset Purchase Agreement, dated as of March 1, 2021, by and between Ipsen Pharma SAS and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2021 (File No. 001-39344) and incorporated by reference herein)

10.28†

Collaboration Agreement dated December 10, 2020, by and between TRIUMF Innovations Inc., TRIUMF JV and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed on November 9, 2021 (File No. 001-39344) and incorporated by reference herein)

10.29†

Loan and Security Agreement, dated as of April 2, 2022, by and between Oxford Finance LLC and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed on August 9, 2022 (File No. 001-39344) and incorporated by reference herein)

10.30†

Consent and First Amendment to Loan and Security Agreement, dated as of August 23, 2022, by and between Oxford Finance LLC and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed on November 8, 2022 (File No. 001-39344) and incorporated by reference herein)

10.31

Second Amendment to Loan and Security Agreement, dated as of September 21, 2022, by and between Oxford Finance LLC and the Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed on November 8, 2022 (File No. 001-39344) and incorporated by reference herein)

10.32†

Option and Asset Purchase Agreement, dated as of November 14, 2022, by and between RadioMedix, Inc. and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2023 (File No. 001-39344) and incorporated by reference herein)

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

* Filed herewith.

†Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

# Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSION PHARMACEUTICALS INC.

Date: March 16, 2023	By:	/s/ John Valliant
John Valliant
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Valliant	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2023
John Valliant

/s/ John Crowley	Chief Financial Officer (Principal Financial Officer)	March 16, 2023
John Crowley

/s/ Barbara Duncan	Chairperson and Director	March 16, 2023
Barbara Duncan

/s/ Donald Bergstrom	Director	March 16, 2023
Donald Bergstrom

/s/ Pablo Cagnoni	Director	March 16, 2023
Pablo Cagnoni

/s/ Johan Christenson	Director	March 16, 2023
Johan Christenson

/s/ Steven Gannon	Director	March 16, 2023
Steven Gannon

/s/ Chau Q. Khuong	Director	March 16, 2023
Chau Q. Khuong

/s/ Philina Lee	Director	March 16, 2023
Philina Lee

/s/ Heather Preston	Director	March 16, 2023
Heather Preston

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fusion Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fusion Pharmaceuticals Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of shareholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
March 16, 2023

We have served as the Company’s auditor since 2019.

FUSION PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$43,861	$52,898
Accounts receivable	61	357
Short-term investments	127,013	147,897
Prepaid expenses and other current assets	7,609	9,941
Restricted cash	454	669
Total current assets	178,998	211,762
Property and equipment, net	4,631	2,967
Deferred tax assets	4,806	1,645
Restricted cash	1,018	1,222
Long-term investments	15,761	19,987
Operating lease right-of-use assets	5,684	6,486
Other non-current assets	8,166	8,202
Total assets	$219,064	$252,271
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,686	$2,195
Accrued expenses and other current liabilities	10,605	7,563
Deferred revenue	333	1,538
Operating lease liabilities	1,443	1,215
Total current liabilities	15,067	12,511
Long-term debt, net of discount	34,233	—
Income taxes payable, net of current portion	299	297
Deferred revenue, net of current portion	2,667	2,500
Operating lease liabilities, net of current portion	4,577	5,507
Total liabilities	56,843	20,815
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common shares, no par value, unlimited shares authorized as of December 31, 2022 and 2021; 44,805,627 shares and 43,073,727 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	444,552	425,821
Accumulated other comprehensive (loss) income	(469)	(115)
Accumulated deficit	(281,862)	(194,250)
Total shareholders’ equity	162,221	231,456
Total liabilities and shareholders’ equity	$219,064	$252,271

The accompanying notes are an integral part of these consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Collaboration revenue	$1,461	$1,440
Operating expenses:
Research and development	58,895	56,357
General and administrative	30,600	27,098
Total operating expenses	89,495	83,455
Loss from operations	(88,034)	(82,015)
Other (expense) income:
Interest income	2,161	381
Interest expense	(1,801)	—
Other (expense) income, net	(1,775)	469
Total other (expense) income, net	(1,415)	850
Loss before benefit for income taxes	(89,449)	(81,165)
Income tax benefit	1,837	118
Net loss	$(87,612)	$(81,047)
Unrealized loss on investments	(354)	(159)
Comprehensive loss	$(87,966)	$(81,206)

Net loss per share—basic and diluted	$(2.00)	$(1.90)

Weighted-average common shares outstanding—basic and diluted	43,748,549	42,598,843

The accompanying notes are an integral part of these consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balances at December 31, 2020	41,725,797	$—	$407,672	$(113,203)	$44	$294,513
Issuance of common shares pursuant to asset purchase agreements	913,359	—	8,924	—	—	8,924
Issuance of common shares under ESPP	15,596	—	124	—	—	124
Issuance of common shares upon exercise of stock options	418,975	—	498	—	—	498
Share-based compensation expense	—	—	8,603	—	—	8,603
Unrealized loss on investments	—	—	—	—	(159)	(159)
Net loss	—	—	—	(81,047)	—	(81,047)
Balances at December 31, 2021	43,073,727	$—	$425,821	$(194,250)	$(115)	$231,456
Issuance of common shares pursuant to asset purchase agreements	156,679	—	1,285	—	—	1,285
Issuance of common share warrants under Loan Agreement	—	—	562	—	—	562
Issuance of common shares from at-the-market offering, net of issuance costs	1,462,881	—	5,814	—	—	5,814
Issuance of common shares under ESPP	28,261	—	53	—	—	53
Issuance of common shares upon exercise of stock options	84,079	—	173	—	—	173
Share-based compensation expense	—	—	10,844	—	—	10,844
Unrealized loss on investments	—	—	—	—	(354)	(354)
Net loss	—	—	—	(87,612)	—	(87,612)
Balances at December 31, 2022	44,805,627	$—	$444,552	$(281,862)	$(469)	$162,221

The accompanying notes are an integral part of these consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(87,612)	$(81,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	10,844	8,603
Depreciation and amortization expense	909	634
Non-cash lease expense	1,140	1,073
Non-cash interest expense	215	—
Amortization (accretion) of premiums (discounts) on investments, net	(483)	1,653
Deferred tax benefit	(3,162)	(991)
Common shares issued to acquire in-process research & development	1,285	8,924
Other	(72)	6
Changes in operating assets and liabilities:
Accounts receivable	296	(357)
Prepaid expenses and other current assets	2,333	(4,628)
Operating lease right-of-use assets	182	—
Other non-current assets	(77)	(6,582)
Accounts payable	400	(1,183)
Accrued expenses and other current liabilities	2,702	2,740
Deferred revenue	(1,038)	(962)
Income taxes payable	2	(2,797)
Operating lease liabilities	(1,140)	(826)
Net cash used in operating activities	(73,276)	(75,740)
Cash flows from investing activities:
Purchases of investments	(165,156)	(172,469)
Maturities of investments	190,385	211,734
Purchases of property and equipment	(2,142)	(1,491)
Net cash provided by investing activities	23,087	37,774
Cash flows from financing activities:
Proceeds from issuance of debt	34,693	—
Proceeds from issuance of common shares from at-the-market offering, net of issuance costs	5,814	—
Payment of offering costs	—	(275)
Proceeds from issuance of common shares upon exercise of stock options and ESPP	226	622
Net cash provided by financing activities	40,733	347
Net decrease in cash, cash equivalents and restricted cash	(9,456)	(37,619)
Cash, cash equivalents and restricted cash at beginning of period	$54,789	$92,408
Cash, cash equivalents and restricted cash at end of period	$45,333	$54,789
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,401	$3,961
Cash paid for interest	$1,586	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$339	$1,166
Increase in right-of-use assets and operating lease liabilities from operating lease modifications	$—	$911
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$610	$178

The accompanying notes are an integral part of these consolidated financial statements.

FUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of its convertible preferred shares, including borrowings under a convertible promissory note, which converted into convertible preferred shares, proceeds from sales of its former Irish subsidiary’s preferred exchangeable shares, proceeds from its initial public offering completed in June 2020, proceeds from its “at-the-market” equity offering program (see Note 10), proceeds from its loan and security agreement with Oxford Finance LLC executed in April 2022 (see Note 9), and proceeds from a private placement financing completed in February 2023 (see Note 20). The Company has incurred recurring losses since its inception, including net losses of $87.6 million and $81.0 million for the years ended December 31, 2022 and 2021, respectively. In addition, as of December 31, 2022, the Company had an accumulated deficit of $281.9 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations.

Impacts of COVID-19 and Market Conditions on Our Business

The Company has been actively monitoring the ongoing COVID-19 pandemic and its impact globally. Despite efforts to mitigate the impacts of the COVID-19 pandemic, including the addition of new trial sites, in 2020 and 2021 the Company saw patient enrollment rates decline primarily as a result of resourcing and reduced staffing issues at the trial sites. The Company believes its financial results for the years ended December 31, 2022 and 2021 were not significantly impacted by the ongoing COVID-19 pandemic. The Company believes its hybrid and remote working arrangements have had limited impact on its ability to maintain internal operations during the years ended December 31, 2022 and 2021. Further, disruption of global financial markets and a recession or market correction, including as a result of the ongoing COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and other global macroeconomic factors such as inflation, could reduce the Company’s ability to access capital, which could, in the future, negatively affect its business and the value of its common shares.

2.
Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses, valuations of share-based awards, valuation allowance of deferred tax assets, and revenue recognition. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

During the years ended December 31, 2022 and 2021, the Company recorded $(2.3) million and $0.2 million, respectively, of foreign currency (losses) gains in the consolidated statements of operations and comprehensive loss.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and investments. The Company’s cash equivalents and investments as of December 31, 2022 consisted of money market funds, U.S. and Canadian Government agency debt securities, corporate bonds, municipal bonds and commercial paper. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

As of December 31, 2022 and 2021, the Company was required to maintain separate cash balances of $0.2 million and $0.3 million, respectively, to collateralize corporate credit cards with a bank, which was classified as restricted cash, current, on its consolidated balance sheets. The Company also maintained a $0.1 million guaranteed investment certificate to fulfill certain contractual obligations which was classified as restricted cash, current, as of December 31, 2022 and 2021.

In connection with the Company’s lease agreement entered into in October 2019 (see Note 15), the Company maintained a letter of credit of $1.5 million for the benefit of the landlord, which was reduced to $1.2 million during the year ended December 31, 2022. As of December 31, 2022, $0.2 million and $1.0 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2021, $0.3 million and $1.2 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s consolidated balance sheets based on the release date of the restrictions of this cash.

As of December 31, 2022 and 2021, the cash, cash equivalents and restricted cash of $45.3 million and $54.8 million, respectively, presented in the consolidated statements of cash flows included cash and cash equivalents of $43.9 million and $52.9 million, respectively, and restricted cash of $1.5 million and $1.9 million, respectively.

Investments

The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company classifies its investments as current or non-current based on each instrument’s underlying maturity date. Investments with original maturities of greater than three months and remaining maturities less than twelve months are classified as current and are included in short-term investments in the consolidated balance sheets. Investments with remaining maturities greater than one year from the balance sheet date are classified as non-current and are included in long-term investments in the consolidated balance sheets. The Company’s investments are classified as available-for-sale, are reported at fair value and consist of U.S. and Canadian government agency debt securities, corporate bonds, and commercial paper. Unrealized gains and losses are included in other comprehensive (loss) income as a component of shareholders’ equity until realized. Amortization and accretion of premiums and discounts are recorded in interest income. Realized gains and losses on debt securities are included in other (expense) income, net.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering in shareholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. The Company recorded $0.2 million and $0.3 million, respectively, of deferred offering costs as of December 31, 2022 and 2021 in other non-current assets.

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

For the years ended December 31, 2022 and 2021, the Company recorded $1.5 million and $1.4 million, respectively, of revenue under collaboration agreements. Please refer to Note 3, “Collaboration Agreement” for additional details regarding revenue recognition under the AstraZeneca Agreement.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2022 and 2021.

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

Share-Based Compensation

The Company measures stock options and restricted stock units with service-based vesting granted to employees, non-employees and directors based on the fair value on the date of grant using the Black Scholes option pricing model. Compensation expense for employee and director awards is recognized over the requisite service period, which is generally the vesting period of the award. Compensation expense for non-employee awards is recognized in the same manner as if the Company had paid cash in exchange for the goods or services, which is generally the vesting period of the award. The Company uses the straight-line method to record the expense of awards with only service-based vesting conditions.

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

Government Assistance

The Company received government assistance for the year ended December 31, 2022 which primarily consisted of government grants supporting its research and development efforts.

In October 2022, the Company received an upfront $0.8 million CAD (equivalent to $0.6 million) from a Canadian-based governmental funding program for the development of its manufacturing facility and processes. The Company recorded the $0.6 million received as unearned grant income within accrued expenses and other current liabilities on its consolidated balance sheet as of December 31, 2022, which will be recognized as other income in its consolidated statement of operations and comprehensive loss as the amounts are earned.

During the year ended December 31, 2022, the Company received $0.7 million CAD (equivalent to $0.5 million) from a separate Canadian-based governmental funding program in reimbursements for expenditures relating to research on its early-stage discovery programs which was recorded as other income in its consolidated statement of operations and comprehensive loss.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the years ended December 31, 2022 and 2021, unrealized gains and losses on investments are included in other comprehensive (loss) income as a component of shareholders’ equity until realized.

Net Loss per Share

Basic net income (loss) per share attributable to common shareholders is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) attributable to common shareholders is computed by adjusting net income (loss) attributable to common shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common shareholders is computed by dividing the diluted net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding stock options, restricted stock units and warrants are considered potential dilutive common shares.

In periods in which the Company reported a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common shareholders for the years ended December 31, 2022 and 2021.

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, or ASU 2021-04. ASU 2021-04 provides clarification and reduces diversity in accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This guidance is effective for annual periods beginning after December 15, 2021, including interim periods within that fiscal year. Companies should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. The Company adopted ASU 2021-04 effective January 1, 2022, and the adoption did not have a material impact on its consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, or ASU 2021-10, which requires business entities to disclose information about certain government assistance they receive. Such disclosure requirements include the nature of the transactions and the related accounting policy used, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item and significant terms and conditions of the transactions. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. The Company adopted ASU 2021-10 effective January 1, 2022, and the adoption did not have a material impact on its consolidated financial statements.

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU 2020-04, and ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, or ASU 2021-01, respectively, which provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance was effective beginning on March 12, 2020 through December 31, 2022. The Company’s debt agreement that utilized LIBOR was amended in September 2022 to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”). The Company adopted ASU 2020-04 and ASU 2021-01 upon execution of the amendment to the Company’s debt agreement discontinuing the use of LIBOR and utilized the relief provided by the ASUs. The adoption did not have a material impact on its consolidated financial statements.

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

3.
Collaboration Agreement

Strategic Collaboration Agreement with AstraZeneca UK Limited

In October 2020, the Company and AstraZeneca entered into the AstraZeneca Agreement pursuant to which the Company and AstraZeneca will work to jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer globally by leveraging the Company’s Targeted Alpha Therapies (“TATs”) platform and expertise in radiopharmaceuticals with AstraZeneca’s leading portfolio of antibodies and cancer therapeutics, including DNA damage response inhibitors, or DDRis. Each party retains full ownership over its existing assets.

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

Novel TATs Collaboration

As part of the Novel TATs Collaboration, the parties may develop up to three novel TATs. The Company and AstraZeneca will share development costs equally (with each party responsible for the cost of its own supply in connection with such development). Either party has the right to opt out of the co-development and co-commercialization arrangement at pre-determined timepoints and obtain exclusive rights to a novel TAT in exchange for milestone payments to the other party of up to $145.0 million per novel TAT and a low or high single-digit royalties on future sales (depending on the opt out time point). If neither party opts out, and unless otherwise agreed by the parties, AstraZeneca will lead worldwide commercialization activities for the novel TATs, subject to the Company’s option to co-promote the TATs in the U.S. All profits and losses resulting from such commercialization activities will be shared equally. In January 2022, the Company announced the nomination of the first novel TAT candidate under the Novel TATs Collaboration, which the Company refers to as FPI-2068.

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

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense. For the years ended December 31, 2022 and 2021, the Company incurred $5.4 million and $3.1 million, respectively, in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $2.8 million and $1.6 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs. As of December 31, 2022 and 2021, the Company recorded $0.4 million and $1.4 million, respectively, due from AstraZeneca for reimbursement of shared costs in prepaid expenses and other current assets.

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

The following table presents changes in the Company’s accounts receivable and contract liabilities for the year ended December 31, 2022 (in thousands):

	Balance as of			Balance as of
	December 31, 2021	Additions	Deductions	December 31, 2022
Accounts receivable	$357	$423	$(719)	$61
Contract liabilities:
Deferred revenue	$4,038	$—	$(1,038)	$3,000

During the years ended December 31, 2022 and 2021, the Company recognized the following revenue (in thousands):

	Year Ended December 31,
	2022	2021
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$1,038	$962

The current portion of deferred revenue and deferred revenue, net of current portion, are $0.3 million and $2.7 million as of December 31, 2022, respectively, which reflects the Company’s estimate of the revenue it expects to recognize within the next 12 months and beyond 12 months, respectively. The Company expects to recognize the revenue associated with the AstraZeneca Agreement in subsequent periods through the year ending December 31, 2026.

4.
Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,241	$—	$—	$4,241
U.S. Government agency debt securities	—	5,974	—	5,974
Investments:
Commercial paper	—	28,792	—	28,792
Corporate bonds	—	14,342	—	14,342
Municipal bonds	—	2,697	—	2,697
Canadian Government agency debt securities	—	19,911	—	19,911
U.S. Government agency debt securities	—	77,032	—	77,032
	$4,241	$148,748	$—	$152,989

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$11,490	$—	$—	$11,490
Investments:
Commercial paper	—	19,041	—	19,041
Corporate bonds	—	21,941	—	21,941
Municipal bonds	—	14,866	—	14,866
Canadian Government agency debt securities	—	3,320	—	3,320
U.S. Government agency debt securities	—	108,716	—	108,716
	$11,490	$167,884	$—	$179,374

During the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

5.
Investments

Investments consisted of the following (in thousands):

	December 31, 2022
	Amortized Cost	Fair Value
Due within one year or less	$127,441	$127,013
Due after one year through three years	15,802	15,761
	$143,243	$142,774

	December 31, 2021
	Amortized Cost	Fair Value
Due within one year or less	$147,945	$147,897
Due after one year through three years	20,054	19,987
	$167,999	$167,884

As of December 31, 2022, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non- Current
Commercial paper	$28,804	$10	$(22)	$28,792	$28,792	$—
Corporate bonds	14,354	4	(16)	14,342	9,469	4,873
Municipal bonds	2,705	—	(8)	2,697	2,697	—
Canadian Government agency debt securities	20,065	23	(177)	19,911	19,911	—
U.S. Government agency debt securities	77,315	15	(298)	77,032	66,144	10,888
	$143,243	$52	$(521)	$142,774	$127,013	$15,761

As of December 31, 2021, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non- Current
Commercial paper	$19,041	$1	$(1)	$19,041	$19,041	$—
Corporate bonds	21,929	32	(20)	21,941	17,444	4,497
Municipal bonds	14,878	—	(12)	14,866	14,866	—
Canadian Government agency debt securities	3,287	33	—	3,320	3,320	—
U.S. Government agency debt securities	108,864	—	(148)	108,716	93,226	15,490
	$167,999	$66	$(181)	$167,884	$147,897	$19,987

6.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid external research and development expenses	$3,741	$5,030
Prepaid insurance	1,295	2,144
Prepaid software subscriptions	402	302
Income tax receivable	386	308
Interest receivable	332	350
Other receivable due from AstraZeneca	352	1,396
Canadian harmonized sales tax receivable	592	178
Other	509	233
	$7,609	$9,941

7.
Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$4,125	$3,327
Computer hardware and software	105	171
Furniture and fixtures	70	70
Leasehold improvements	535	—
Construction-in-progress	1,778	704
	6,613	4,272
Less: Accumulated depreciation	(1,982)	(1,305)
	$4,631	$2,967

Depreciation and amortization expense related to property and equipment was $0.9 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, construction-in-progress primarily relates to the Company’s manufacturing facility which is currently under construction. These assets are expected to be placed into service during the year ending December 31, 2023.

8.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued employee compensation and benefits	$4,140	$3,301
Accrued external research and development expenses	4,914	3,635
Accrued professional and consulting fees	916	627
Unearned grant income	591	—
Other	44	—
	$10,605	$7,563

9.
Debt

Long-term debt, net of discount, consisted of the following (in thousands):

December 31,
2022
Principal amount of long‑term debt	$35,000
Less: Current portion of long‑term debt	—
Long‑term debt, net of current portion	35,000
Accretion of Final Fee	120
Debt discount	(887)
Long‑term debt, net of discount	$34,233

Loan Agreement

On April 4, 2022 (the “Original Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC, as collateral agent and lender (the “Lender”). The Lender initially agreed to make available to the Company term loans in an aggregate principal amount of up to $75.0 million under the Loan Agreement. The Company plans to use the proceeds of the term loans for working capital and general corporate purposes. The Loan Agreement initially provided a term loan commitment of $75.0 million in three potential tranches: (i) a $25.0 million Term A loan facility, with $10.0 million funded on the Original Closing Date and the remaining $15.0 million to be funded at the request of the Company on a one-time basis at any time prior to April 4, 2023, (ii) a $25.0 million Term B loan facility to be funded at the request of the Company, subject to certain conditions being met, no later than June 30, 2023, and (iii) a $25.0 million Term C loan facility to be funded at the Lender’s sole discretion. The term loan facilities have a maturity date of April 1, 2027. Initially borrowings under all three loan facilities bear interest at a floating per annum rate equal to the greater of (i) 8.00% and (ii) the sum of (a) the greater of (x) 1 Month LIBOR Rate and (y) 0.10% plus (b) 7.90%.

On August 23, 2022, the Company and the Lender entered into a Consent and First Amendment to Loan and Security Agreement to amend certain terms of the Loan Agreement. Additionally, on September 21, 2022, the Company and the Lender entered into a Second Amendment to Loan and Security Agreement (together with the Loan Agreement and Consent and First Amendment to Loan and Security Agreement, the “Amended Loan Agreement”). The Amended Loan Agreement provides a term loan commitment of $75.0 million in four potential tranches: (i) a $10.0 million Term A loan facility, funded on the Original Closing Date, (ii) a $25.0 million Term B loan facility, funded at the request of the Company subject to certain conditions having been met, for which funding took place in connection with the execution of the Amended Loan Agreement, (iii) a $15.0 million Term C loan facility to be funded at the request of the Company, subject to certain conditions being met, no later than April 4, 2023, and (iv) a $25.0 million Term D loan facility to be funded at the Lender’s sole discretion. The term loan facilities have a maturity date of April 1, 2027. The floating per annum rate of interest for borrowings under all four loan facilities was amended to the greater of (i) 8.00% and (ii) the sum of (a) 1-Month CME Term SOFR (as defined in the Amended Loan Agreement), (b) 0.10% and (c) 7.90%.

As the terms of the amendments were not substantially different than the terms of the Loan Agreement, the amendments were accounted for as a debt modification. Issuance costs paid to the Lender in connection with the amendments were recorded as an additional debt discount and will be amortized to interest expense over the remaining term, together with unamortized original issuance costs, using the effective interest method.

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

The Loan Agreement contains financial covenants that require the Company to maintain certain minimum cash balances generally equal to 55% of the outstanding principal or 110% of the outstanding principal in cases where the cash balances are not maintained in accounts pledged as collateral for the benefit of the Lender. The Company was in compliance with all such covenants as of December 31, 2022. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable. The Company’s obligations under the Loan Agreement are collateralized by a first priority security interest in substantially all of its assets.

As of December 31, 2022, the estimated future principal payments due were as follows (in thousands):

Year Ending December 31,
2023	$—
2024	—
2025	10,652
2026	18,261
2027	6,087
Thereafter	—
$35,000

In connection with the Loan Agreement and the funding of the Term A loan facility, the Company issued warrants to the Lender (the “Term A Warrants”) (see Note 10) to purchase an aggregate of 26,110 common shares, equal to 2.00% of the $10.0 million funded from the Term A loan facility divided by the exercise price of $7.66 per share.

In connection with the funding of the Term B loan facility, the Company issued warrants to the Lender (the “Term B Warrants”) (see Note 10) to purchase an aggregate 170,010 common shares, equal to 2.00% of the $25.0 million funded from the Term B loan facility divided by the exercise price of $2.94 per share.

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

10.
Equity

Common Shares

In July 2021, the Company entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC to issue and sell common shares of up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as the Company’s agent and/or principal (the “ATM Facility”). The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. The Company has no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of December 31, 2022, the Company has sold 1,462,881 common shares for net proceeds of $5.8 million under the Sales Agreement.

As of December 31, 2022, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue unlimited common shares, each with no par value per share.

Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through December 31, 2022, no cash dividends had been declared or paid by the Company.

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

In April 2022, in connection with the Loan Agreement with Oxford Finance LLC (see Note 9) and the funding of the Term A loan facility, the Company issued warrants to the Lender to purchase an aggregate of 26,110 common shares, equal to 2.00% of the $10.0 million funded from the Term A loan facility divided by the exercise price of $7.66 per share.

In September 2022, the Term B loan facility was funded by Oxford Finance LLC and the Company issued warrants to the Lender to purchase an aggregate of 170,010 common shares, equal to 2.00% of the $25.0 million funded from the Term B loan facility divided by the exercise price of $2.94 per share.

The Company is obligated to issue additional warrants to the Lender in the event the Term C loan facility and/or the Term D loan facility is funded. As of December 31, 2022, there were 196,120 common share warrants outstanding.

11.
Share-based Compensation

2020 Stock Option and Incentive Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on June 24, 2020. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 4,273,350, which is cumulatively increased each January 1 by 4% of the number of the Company’s common shares outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee of the board of directors. The common shares underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares, expire or are otherwise terminated (other than by exercise) under the 2020 Plan and the Company's 2017 Equity Incentive Plan (the “2017 Plan”) will be added back to the common shares available for issuance under the 2020 Plan. The total number of common shares reserved for issuance under the 2020 Plan was 8,015,223 shares as of December 31, 2022.

As of December 31, 2022, 2,782,203 shares, remained available for future grant under the 2020 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2017 Equity Incentive Plan

The 2017 Plan provides for the Company to grant incentive stock options or nonqualified stock options, restricted share awards and restricted share units to employees, officers, directors and non-employee consultants of the Company.

As of December 31, 2022 and 2021, no shares remained available for future grant under the 2017 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2020 Employee Share Purchase Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Employee Share Purchase Plan (the “ESPP”), which became effective on June 24, 2020. A total of 450,169 common shares were reserved for issuance under this plan. In addition, the number of common shares that may be issued under the ESPP is automatically increased each January 1 by the lesser of (i) 900,338 common shares, (ii) 1% of the number of the Company’s common shares outstanding on the immediately preceding December 31 and (iii) such lesser number of shares as determined by the Company’s compensation committee of the board of directors. As of December 31, 2022, 43,857 shares were issued under the ESPP. The total number of common shares reserved for issuance under the ESPP was 1,298,164 shares as of December 31, 2022.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.45%	0.91%
Expected term (in years)	5.8	6.1
Expected volatility	64.3%	66.7%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	8,045,706	$7.84	8.2	$6,597
Granted	3,849,550	5.74
Exercised	(84,079)	2.07
Forfeited/cancelled	(1,279,622)	8.19
Outstanding as of December 31, 2022	10,531,555	$7.08	7.5	$4,434
Vested and expected to vest as of December 31, 2022	10,440,489	$7.03	7.5	$4,434
Options exercisable as of December 31, 2022	5,405,416	$6.64	6.3	$3,437

Included in the table above are 2,233,800 options outstanding as of December 31, 2022 that were granted outside of the 2020 Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those options that had exercise prices lower than the fair value of the Company’s common shares. The intrinsic value for stock options exercised during the years ended December 31, 2022 and 2021 was $0.3 million and $3.4 million, respectively. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $3.47 and $5.87 per share, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity since December 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested as of December 31, 2021	—	$—
Granted	100,400	5.91
Vested	—	—
Forfeited	(34,900)	5.91
Unvested as of December 31, 2022	65,500	$5.91

Share-based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development expenses	$3,751	$2,735
General and administrative expenses	7,093	5,868
	$10,844	$8,603

As of December 31, 2022, total unrecognized share-based compensation expense related to unvested stock options was $21.6 million, which is expected to be recognized over a weighted-average period of 2.7 years. Additionally, as of December 31, 2022, the Company has unrecognized share-based compensation expense of $0.7 million related to unvested stock options with performance-based vesting conditions for which performance has not been deemed probable.

As of December 31, 2022, total unrecognized share-based compensation expense related to unvested restricted stock units was $0.3 million, which is expected to be recognized over a weighted-average period of 2.3 years.

12.
License Agreements and Asset Acquisitions

License Agreement with the Centre for Probe Development and Commercialization Inc.

In November 2015, the Company entered into a license agreement with the Centre for Probe Development and Commercialization Inc. (“CPDC”), a related party (see Note 18) (the “CPDC Agreement”). Under the CPDC Agreement, the Company was granted an exclusive, sublicensable, nontransferable, worldwide license under CPDC’s patent rights related to CPDC’s radiopharmaceutical linker technology to develop, market, make, use and sell certain products for all disease indications and uses in humans, whether diagnostic or therapeutic. The Company has the right to grant sublicenses of its rights. The CPDC Agreement was amended in 2017; however, there were no material changes to the terms of the CPDC Agreement. Also in 2017, the Company entered into a second license agreement with CPDC, under which the Company was granted an exclusive, sublicensable, worldwide license under CPDC’s patent rights related to certain CPDC radiopharmaceutical linker technology to develop, market, make, use and sell certain products for all disease indications and uses in humans. The Company has the right to grant sublicenses of its rights.

The Company has no obligations under any of the agreements with CPDC to make any milestone payments or to pay any royalties or annual maintenance fees to CPDC.

During the years ended December 31, 2022 and 2021, the Company did not make any payments to CPDC or recognize any research and development expenses under the license agreements with CPDC.

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

During the years ended December 31, 2022 and 2021, the Company did not make any payments to ImmunoGen or recognize any research and development expenses under the ImmunoGen Agreement.

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

During the year ended December 31, 2022, the Company made a payment to MediaPharma of $0.1 million upon the achievement of a specified development milestone and recognized this amount as research and development expense in its consolidated statements of operations and comprehensive loss. During the year ended December 31, 2021, the Company did not make any payments to MediaPharma or recognize any research and development expenses under the MediaPharma Agreement. As of December 31, 2022 the Company is no longer actively developing the specified antibody acquired from MediaPharma.

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

During the year ended December 31, 2022, the Company recognized $3.3 million of research and development expense associated with the payment of $2.0 million and the issuance of 156,679 of its common shares as noted above. During the year ended December 31, 2021, the Company recognized $6.1 million of research and development expense associated with the payment of $3.5 million and the issuance of 313,359 of its common shares as noted above.

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

Pursuant to the Genentech License Agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize at least one Product and the Company is solely responsible for the costs associated with the development, manufacturing, regulatory approval and commercialization of any Products. The manufacture of the antibody by any third-party contract development and manufacturing organization, or CDMO, must be approved in advance by Genentech. Additionally, Genentech retains the right to use the Licensed Antibodies solely to research and develop molecules other than the Licensed Antibodies.

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

During the years ended December 31, 2022 and 2021, the Company did not make any payments to Genentech or recognize any research and development expenses under the Genentech License Agreement.

Collaboration Agreement and Supply Agreement with TRIUMF Innovations, Inc.

On December 10, 2020, the Company entered into a Collaboration Agreement and Supply Agreement (the “Collaboration Agreement”) with TRIUMF Innovations Inc. and TRIUMF JV (collectively, “the TRIUMF entities”) for the development, production and supply of actinium-225, or 225Ac, to the Company. Under the Collaboration Agreement as executed in December 2020, the Company is obligated to pay the TRIUMF entities an aggregate of $5.0 million CAD upon the achievement of certain milestones. The Collaboration Agreement contemplated that the parties would enter into an amendment thereto to expand the scope of the project and provide for additional milestone payments.

As of December 31, 2022, the TRIUMF entities had achieved certain milestones under the Collaboration Agreement totaling $3.0 million CAD (equivalent to $2.3 million at the time of payment) which were paid during the year ended December 31, 2021 and are being recognized as research and development expense over the period of performance by the TRIUMF entities. During the years ended December 31, 2022 and 2021, the Company recognized the amortization of $0.3 million and $2.0 million, respectively, as research and development expense under the Collaboration Agreement.

As previously contemplated, on August 12, 2021, the parties amended the Collaboration Agreement in order to expand the scope of the project and the Company agreed to make an additional financial investment of up to $15.0 million CAD in connection with development of new process technology for the manufacture of 225Ac upon the achievement of certain milestones under an amendment to the Collaboration Agreement (the “Amended Collaboration Agreement”). In connection with the Amended Collaboration Agreement, the parties have formed a company (“NewCo”) to hold certain intellectual property derived from the collaboration. NewCo is jointly owned and managed by the Company and the TRIUMF entities and its purpose is to manufacture 225Ac for the research, clinical and commercial needs of the Company, and in certain circumstances, other third parties. The supply of 225Ac by NewCo to the Company shall be done under a commercial supply agreement, to be negotiated by NewCo and the Company. The Company is expected to purchase at least 50% of its annual 225Ac requirements from NewCo, unless NewCo is unable to supply such necessary quantities to the Company, in which case the Company may use other 225Ac suppliers to meet its commercial needs. As of December 31, 2022, there were no assets held by NewCo.

As of December 31, 2022, the TRIUMF entities had achieved certain milestones under the Amended Collaboration Agreement totaling $8.5 million CAD (equivalent to $6.6 million at the time of payment), of which $2.6 million was paid during the year ended December 31, 2022 and $3.9 million was paid during the year ended December 31, 2021. These amounts are being recognized as research and development expense over the period of performance by the TRIUMF entities. During the years ended December 31, 2022 and 2021, the Company recognized the amortization of $1.9 million and $0.2 million, respectively, as research and development expense under the Amended Collaboration Agreement.

The Company recorded $2.0 million and $2.5 million of milestone payments in prepaid expenses and other current assets and other non-current assets, respectively, as of December 31, 2022 based on its estimate of costs to be incurred over the 12 months following the balance sheet date for both the Collaboration Agreement and the Amended Collaboration Agreement.

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

During the year ended December 31, 2022, the Company did not make any payments to Ipsen or recognize any research and development expenses under the Ipsen Agreement. During the year ended December 31, 2021, the Company recognized $6.4 million of research and development expense associated with the issuance of 600,000 of its common shares upon closing pursuant to the Ipsen Agreement. Additionally, during the year ended December 31, 2021, the Company paid $0.8 million which was recognized as research and development expense.

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

Collaboration and Supply Agreement with Niowave, Inc.

On June 9, 2022, the Company entered into a Collaboration and Supply Agreement with Niowave, Inc. (“Niowave”) (as amended from time to time, the “Niowave Agreement”) for the development, production and supply of 225Ac to the Company. Under the Niowave Agreement, the Company is obligated to pay Niowave an aggregate of $5.0 million upon the achievement of certain milestones.

On September 26, 2022, the Company entered into an amendment to the Niowave Agreement to amend certain terms of the Niowave Agreement, but made no change to the aggregate milestone payments owed under the Niowave Agreement.

As of December 31, 2022, Niowave had achieved certain milestones under the Niowave Agreement totaling $0.9 million which was paid during the year ended December 31, 2022 and is being recognized as research and development expense over the period of performance by Niowave. During the year ended December 31, 2022, the Company recognized the amortization of $0.9 million as research and development expense under the Niowave Agreement.

13.
Income Taxes

The Company is domiciled in Canada and is primarily subject to taxation in that country. During the years ended December 31, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in Canada in each period due to its uncertainty of realizing a benefit from those items.

During the year ended December 31, 2022, the Company recorded a tax benefit primarily due to return to provision adjustments arising during the year from the Company’s operating company in the U.S., as well as a change to Internal Revenue Code Section 174 from the Tax Cuts and Jobs Act (the “TCJA”), which was signed into law in the U.S. on December 22, 2017. Under the TCJA provisions, effective for tax years beginning on or after January 1, 2022, taxpayers can no longer immediately expense qualified research and development expenditures. Taxpayers are now required to capitalize and amortize these costs over five years for research conducted within the United States or 15 years for research conducted abroad. As a result, the Company capitalized approximately $10.0 million of research and development expenses for the year ended December 31, 2022. As a result, the new capitalization requirement increased the Company’s deferred tax assets and current tax liabilities, but also decreased its effective tax rate by increasing the foreign-derived intangible income deduction. During the year ended December 31, 2021, the Company recorded a tax benefit primarily due to the change in the Company’s deferred tax assets from U.S. operations, offset by the current income tax obligations of its operating company in the U.S., which generates a profit for tax purposes.

Loss before benefit for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Canada	$(90,965)	$(82,327)
Foreign (U.S.)	1,516	1,162
Loss before benefit for income taxes	$(89,449)	$(81,165)

The Company’s current and deferred income tax benefit (provision) consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Current income tax (provision):
Canada	$(2)	$(2)
Foreign (U.S.)	(1,323)	(871)
Total current income tax (provision)	(1,325)	(873)
Deferred income tax benefit:
Canada	—	—
Foreign (U.S.)	3,162	991
Total deferred income tax benefit	3,162	991
Total income tax benefit	$1,837	$118

A reconciliation of the Canadian federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Canadian federal statutory income tax rate	(26.5)%	(26.5)%
Foreign income tax rate differential	(0.1)	(0.1)
Foreign income taxes	(0.1)	(0.1)
Foreign-derived intangible income	(1.4)	—
Other permanent differences	0.5	(0.9)
Income tax credits	(3.4)	(2.3)
Share-based compensation	1.8	1.5
Change in valuation allowance	27.1	28.3
Effective income tax rate	(2.1)%	(0.1)%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Canadian net operating loss carryforwards	$45,111	$27,196
Canadian capitalized research and development expenditure pool	9,418	5,268
Canadian research and development tax credit carryforwards	5,010	2,964
Intangibles	6,468	5,717
Capitalized research and development expenses	2,137	—
Deferred revenue	795	1,070
Reserves and accruals	3,385	2,648
Operating lease liabilities	1,463	1,642
Other	173	286
Total deferred tax assets	73,960	46,791
Valuation allowance	(67,770)	(43,562)
Net deferred tax assets	$6,190	$3,229

Deferred tax liabilities:
Operating lease right-of-use assets	(1,384)	(1,584)
Total deferred tax liabilities	(1,384)	(1,584)
Net deferred tax assets	$4,806	$1,645

As of December 31, 2022, the Company had $170.2 million of Canadian net operating loss carryforwards that begin to expire in 2035. In addition, the Company had $6.4 million of Canadian research and development tax credit carryforwards that begin to expire in 2037 as well as a capitalized research and development expenditure pool of $35.5 million that can be carried forward indefinitely.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses in Canada, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its Canadian deferred tax assets as of December 31, 2022 and 2021. Based on its evaluation, the Company has recorded a full valuation allowance against its net deferred tax assets in Canada as of December 31, 2022 and 2021.

The Company’s valuation allowance increased during the years ended December 31, 2022 and 2021 due primarily to the generation of Canadian net operating loss carryforwards, as follows (in thousands):

	Year Ended December 31,
	2022	2021
Valuation allowance as of beginning of year	$43,562	$20,598
Increases recorded to income tax provision	24,208	22,964
Valuation allowance as of end of year	$67,770	$43,562

As of December 31, 2022 and 2021, the Company had liabilities for uncertain tax positions of $0.3 million which, if recognized, would impact the Company’s tax provision and effective income tax rate. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of each of December 31, 2022 and 2021, the Company had accrued interest or penalties related to uncertain tax position of less than $0.1 million. The Company does not expect its uncertain tax positions to change significantly over the next twelve months.

Changes in the Company’s unrecognized tax benefits from uncertain tax positions consisted of the following (in thousands):

	December 31,
	2022	2021
Unrecognized tax benefits as of beginning of year	$254	$254
Additions for tax positions of prior years	—	—
Unrecognized tax benefits as of end of year	$254	$254

The Company files tax returns in Canada and foreign jurisdictions. With few exceptions, the Company is subject to Canadian federal, provincial and foreign tax examinations by tax authorities for the tax years ended December 31, 2017 and subsequent years.

As of December 31, 2022 and 2021, income taxes on undistributed earnings of the Company’s U.S. subsidiary have not been provided for as the Company plans to indefinitely reinvest these amounts in the United States. The cumulative undistributed foreign earnings were not material as of December 31, 2022 and 2021.

14.
Net Loss per Share

Net Loss per Share Attributable to Common Shareholders

Basic and diluted net loss per share attributable to common shareholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(87,612)	$(81,047)

Denominator:
Weighted-average common shares outstanding—basic and diluted	43,748,549	42,598,843
Net loss per share attributable to common shareholders—basic and diluted	$(2.00)	$(1.90)

The Company’s potentially dilutive securities, which include stock options, restricted stock units and common share warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Options to purchase common shares	10,531,555	8,045,706
Unvested restricted stock units	65,500	—
Warrants to purchase common shares	196,120	651,816
	10,793,175	8,697,522

15.
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

In October 2019, the Company entered into an operating lease for office space in Boston, Massachusetts, which expires February 2026 and has no renewal options. In connection with entering into the original lease agreement, the Company issued a letter of credit of $1.5 million for the benefit of the landlord, which was reduced to $1.2 million during the year ended December 31, 2022. As of December 31, 2022, $0.2 million and $1.0 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2021, $0.3 million and $1.2 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s consolidated balance sheets based on the release date of the restrictions of this cash.

On March 16, 2021, the Company entered into an amendment to its lease for office space in Boston, Massachusetts to expand the area under lease (“Expansion Premises”) and extend the term of the premises currently under lease (“Original Premises”) to align with the lease end date for the Expansion Premises. The additional rent for the Expansion Premises was determined to be commensurate with the additional right-of-use and is accounted for as a new operating lease that was recognized on the Company’s balance sheet since the Company was able to access the Expansion Premises upon execution of the amendment. The Company has made certain improvements to the Expansion Premises, for which the landlord has provided the Company an allowance of $0.2 million which was recorded as a reduction to operating lease right-of-use assets and operating lease liabilities as of December 31, 2021, and for which reimbursement was received during the year ended December 31, 2022. The rental payments for the Expansion Space commenced on January 1, 2022. The lease end date for the Original Premises and the Expansion Premises is April 30, 2027, with no option to extend the lease term. The lease modification for the extension of the Original Premises and the recognition of the Expansion Premises resulted in increases to the Company’s right-of-use asset balance, which was obtained in exchange for operating lease liabilities, of $0.9 million and $1.2 million, respectively.

On June 1, 2021, the Company entered into a lease for a manufacturing facility in Hamilton, Ontario. The Company currently expects the rent for the manufacturing facility, which is under construction, to commence in June 2023, approximately two months after the anticipated delivery date of the premises. The Company currently expects the lease end date for the manufacturing facility to be in May 2038. The lease has a five-year renewal option, which the Company is not reasonably certain to exercise and therefore was not included in the expected lease term. Upon execution of the lease in June 2021, the Company paid $2.5 million CAD (equivalent to $2.1 million at the time of payment) which represented an initial direct cost paid prior to the lease commencement date. As of December 31, 2022, the $2.1 million payment was recorded to prepaid rent as a component of other non-current assets. On the lease commencement date, the Company will reclassify the prepayment to the right-of-use asset, thereby increasing its initial value, but it will not be included in the measurement of the lease liability. The lease was not recorded on the consolidated balance sheet as a component of the Company’s right-of-use asset and operating lease liabilities as of December 31, 2022 as the facility is under construction and the lease has not commenced. As of December 31, 2022, the estimate of the undiscounted future minimum lease payments due under the lease is $18.9 million which is not included in the future maturities of operating lease liabilities table below. The Company is currently evaluating the lease classification as an operating lease or finance lease for accounting purposes.

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

The components of operating lease cost, which are included within operating expenses in the accompanying consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$1,467	$1,393
Variable lease cost	78	25
Total lease cost	$1,545	$1,418

The following table summarizes supplemental information for the Company’s operating leases:

As of December 31,
2022
Weighted-average remaining lease term (in years)	4.4
Weighted average discount rate	5.1%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$1,466

As of December 31, 2022, the future maturities of operating lease liabilities are as follows (in thousands):

Year Ending December 31,
2023	$1,498
2024	1,534
2025	1,570
2026	1,508
2027	476
Thereafter	145
Total lease payments	$6,731
Less: imputed interest	(711)
Total lease liabilities	$6,020

16.
Commitments and Contingencies

Manufacturing Commitments

In January 2019, and as amended in September 2020, the Company entered into an agreement with CPDC, a related party (see Note 18), to manufacture clinical trial materials. In August 2022, this agreement was assigned and transferred to a third-party CDMO who is not a related party. As of December 31, 2022, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.4 million over the following twelve months.

In May 2019, the Company entered into an agreement with a third-party CDMO to manufacture clinical trial materials. As of December 31, 2022, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.6 million over the following twelve months.

On March 31, 2022, the Company entered into an agreement with another third-party CDMO to manufacture clinical trial materials. As of December 31, 2022, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.2 million over the following twelve months.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 12).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 or 2021.

Legal Proceedings

The Company has filed an Inter Partes Review, or IPR, petition with the United States Patent and Trademark Office, or USPTO, to challenge the validity of a certain issued U.S. Patent relating to FPI-2265. The Company cannot predict if the IPR will be instituted by the USPTO or, if instituted, the Company will prevail.

The Company is not a party to any other litigation and does not have contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

17.
Benefit Plans

The Company has an established defined contribution savings plan under Section 401(k) of the U.S. Internal Revenue Code of 1986, as amended. This plan covers all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.3 million and $0.2 million to the plan during the years ended December 31, 2022 and 2021, respectively.

The Company also has an established group retirement savings plan registered with the Canada Revenue Agency. This plan covers all Canadian employees who meet the eligibility requirements under the Income Tax Act (Canada) and allows members to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.2 million and $0.1 million to the plan during the years ended December 31, 2022 and 2021, respectively.

18.
Related Party Transactions

The Company’s chief executive officer, founder and member of the board of directors, John Valliant, Ph.D., is a member of the board of directors at CPDC.

Besides the license agreements entered into with CPDC (see Note 12), the Company had also entered into a Master Services Agreement and a Supply Agreement with CPDC, under which CPDC provided services to the Company related to preclinical and manufacturing services, administrative support services and access to laboratory facilities. In connection with the Supply Agreement, the Company was obligated to pay CPDC an amount of $0.2 million per quarter, or $0.9 million in the aggregate per year, plus fees for materials, packaging and distribution of products supplied to the Company. The Company recognized expenses in connection with the services performed in the normal course of business under the Master Services Agreement and the Supply Agreement in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development expenses	$1,435	$1,724
General and administrative expenses	18	44
	$1,453	$1,768

During the years ended December 31, 2022 and 2021, the Company made payments to CPDC in connection with the services described above of $1.8 million and $1.7 million, respectively. As of December 31, 2022, there were no amounts due to CPDC by the Company in connection with the services described above. As of December 31, 2021, amounts due to CPDC by the Company in connection with the services described above totaled $0.5 million which was included in accounts payable and accrued expenses and other current liabilities on the consolidated balance sheet.

In addition to costs incurred in connection with the services described above, the Company also reimbursed CPDC for purchases on the Company’s behalf from parties with which the Company did not have an account. During the years ended December 31, 2022 and 2021, the Company made payments to CPDC of $0.1 million and $0.2 million, respectively, for reimbursement of these pass-through costs.

During both years ended December 31, 2022 and 2021, the Company recorded $0.2 million of lab equipment purchased from CPDC which they acquired from third-party vendors on its behalf.

In connection with the Company entering into a lease for a manufacturing facility in Hamilton, Ontario (see Note 15), the Company entered into an agreement with CPDC for services relating to certain aspects of the validation of the manufacturing facility which is currently under construction. During the year ended December 31, 2021, the Company paid $3.0 million CAD (equivalent to $2.5 million at the time of payment) which was recorded as research and development expense.

In August 2022, CPDC transferred and assigned all agreements (including the Master Services Agreement and the Supply Agreement) other than the license agreements (see Note 12) with the Company to a third-party CDMO who is not a related party. All terms and conditions of the agreements that were transferred and assigned will remain in full force and effect. CPDC’s performance obligations under these agreements will be undertaken by this third-party CDMO.

19.
Geographical Information

The Company has operating companies in the United States and Canada. Information about the Company’s long-lived assets, consisting solely of property and equipment, net, by geographic region was as follows (in thousands):

	December 31,
	2022	2021
United States	$465	$541
Canada	4,166	2,426
	$4,631	$2,967

20.
Subsequent Events

RadioMedix Option and Asset Purchase Agreement

On November 14, 2022, the Company and RadioMedix, Inc. (“RadioMedix”) entered into an option and asset purchase agreement (the “RadioMedix Agreement”), pursuant to which RadioMedix granted to the Company the exclusive right, but not the obligation (the “RadioMedix Option”), to acquire certain of RadioMedix’s assets related to its on-going Phase 2 clinical trial evaluating actinium-225 PSMA I&T (the “TATCIST Study”), a small molecule targeting prostate specific membrane antigens, expressed on prostate tumors. Such assets include, among other things, the investigational new drug application for the TATCIST Study, any third-party license held, or later acquired, by RadioMedix relating to 225Ac PSMA, and clinical and other data for the TATCIST Study (collectively, the “RadioMedix Assets”). The Company paid RadioMedix an option fee of $0.8 million upon the execution of the RadioMedix Agreement, which was recorded as research and development expense in its consolidated statements of operations and comprehensive loss during the year ended December 31, 2022.

On February 10, 2023, the Company notified RadioMedix of its decision to exercise the RadioMedix Option, paid the $1.5 million option exercise fee and closed the acquisition. The alpha-emitting radiopharmaceutical being evaluated in the TATCIST Study is now referred to as FPI-2265.

Pursuant to the terms of the RadioMedix Agreement, the Company will be obligated to pay RadioMedix (i) up to an additional $10.5 million upon the achievement of certain clinical and regulatory milestones, (ii) low single-digit royalties on potential future net sales, subject to specified reductions, and (iii) up to an additional $50.0 million in net sales milestones; in each case, relating to products covered by the RadioMedix Agreement. In addition, in the event RadioMedix or the Company is successful in obtaining certain intellectual property rights from a third party relating to 225Ac PSMA I&T, the amount of the clinical and regulatory milestone payments will be increased by up to an aggregate of $4.0 million and the royalty rates will increase but remain in the low- to mid-single digits.

Pursuant to the RadioMedix Agreement, the Company is prohibited from terminating or deprioritizing the development of 225Ac PSMA I&T, subject to specified exceptions. If the Company terminates or deprioritizes the development of 225-225Ac PSMA I&T, and does not sell, license or otherwise transfer its rights to a third-party within 12 months of such termination, the Company and RadioMedix are required to negotiate the return of 225Ac PSMA I&T and related assets to RadioMedix in return for specified reimbursement costs to the Company.

RadioMedix has agreed, subject to certain exceptions, not to develop or research a molecule that targets PSMA for a certain period of time following the closing date.

Additionally, the Company and RadioMedix have entered into manufacturing agreements under which RadioMedix will supply FPI-2265 to the Company for use in clinical trials. RadioMedix will not be the sole manufacturer to supply FPI-2265 for use in clinical trials.

Securities Purchase Agreement and Registration Rights Agreement

On February 13, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Investors”).

Pursuant to the Purchase Agreement, the Company agreed to sell an aggregate of 17,648,596 of its common shares (the “Shares”), no par value per share (the “Common Shares”), at a purchase price equal to $3.40 per share, which represents the closing price on the Nasdaq Global Select Market on February 10, 2023, to the Investors for approximately $60.0 million in aggregate gross proceeds (collectively, the “Offering”). The Offering closed on February 16, 2023.

On February 13, 2023, in connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors. Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 45 calendar days after the closing of the Offering for purposes of registering the resale of the Shares and any Common Shares as a dividend or other distribution with respect to the Shares. The Company agreed to use its commercially reasonable efforts to cause this registration statement to be declared effective by the SEC within 60 days after the filing of the registration statement.

The Offering was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The Investors have acquired the securities not with a view to or for sale in connection with any distribution thereof, and appropriate legends have been affixed to the securities issued in this transaction.