Form 10-Q
period 2023-03-31
Fusion Pharmaceuticals Inc.
filed 2023-05-11
CIK 1805890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(289) 799-0891

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value per share	FUSN	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 2, 2023, the registrant had 63,846,009 common shares, with no par value per share, outstanding.

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
•
The COVID-19 pandemic may materially and adversely affect our business and financial results;
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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$53,617	$43,861
Accounts receivable	89	61
Short-term investments	156,227	127,013
Prepaid expenses and other current assets	10,272	7,609
Restricted cash	419	454
Total current assets	220,624	178,998
Property and equipment, net	5,141	4,631
Deferred tax assets	5,300	4,806
Restricted cash	849	1,018
Long-term investments	11,338	15,761
Operating lease right-of-use assets	17,840	5,684
Other non-current assets	5,459	8,166
Total assets	$266,551	$219,064
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,904	$2,686
Accrued expenses and other current liabilities	10,353	10,605
Income taxes payable	97	—
Deferred revenue	333	333
Operating lease liabilities	4,638	1,443
Total current liabilities	17,325	15,067
Long-term debt, net of discount	34,360	34,233
Income taxes payable, net of current portion	299	299
Deferred revenue, net of current portion	2,667	2,667
Operating lease liabilities, net of current portion	11,067	4,577
Total liabilities	65,718	56,843
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares, no par value, unlimited shares authorized as of March 31, 2023 and December 31, 2022; 63,201,559 and 44,805,627 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	507,071	444,552
Accumulated other comprehensive loss	(85)	(469)
Accumulated deficit	(306,153)	(281,862)
Total shareholders’ equity	200,833	162,221
Total liabilities and shareholders’ equity	$266,551	$219,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue	$28	$585
Operating expenses:
Research and development	15,877	12,661
General and administrative	9,006	8,449
Total operating expenses	24,883	21,110
Loss from operations	(24,855)	(20,525)
Other income (expense):
Interest income	1,921	83
Interest expense	(1,223)	—
Other (expense) income, net	(145)	478
Total other income, net	553	561
Loss before benefit for income taxes	(24,302)	(19,964)
Income tax benefit	11	55
Net loss	$(24,291)	$(19,909)
Unrealized gain (loss) on investments	384	(463)
Comprehensive loss	$(23,907)	$(20,372)

Net loss per share—basic and diluted	$(0.45)	$(0.46)

Weighted-average common shares outstanding—basic and diluted	53,775,985	43,170,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other	Total Shareholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balances at December 31, 2022	44,805,627	$—	$444,552	$(281,862)	$(469)	$162,221
Issuance of common shares from private placement financing, net of issuance costs	17,648,596	—	56,003	—	—	56,003
Issuance of common shares from at-the-market offering, net of issuance costs	747,336	—	3,367	—	—	3,367
Share-based compensation expense	—	—	3,149	—	—	3,149
Unrealized gain on investments	—	—	—	—	384	384
Net loss	—	—	—	(24,291)	—	(24,291)
Balances at March 31, 2023	63,201,559	$—	$507,071	$(306,153)	$(85)	$200,833

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other	Total Shareholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balances at December 31, 2021	43,073,727	$—	$425,821	$(194,250)	$(115)	$231,456
Issuance of common shares from at-the-market offering, net of issuance costs	222,726	—	1,627	—	—	1,627
Issuance of common shares upon exercise of stock options	34,685	—	82	—	—	82
Share-based compensation expense	—	—	2,633	—	—	2,633
Unrealized loss on investments	—	—	—	—	(463)	(463)
Net loss	—	—	—	(19,909)	—	(19,909)
Balances at March 31, 2022	43,331,138	$—	$430,163	$(214,159)	$(578)	$215,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(24,291)	$(19,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,149	2,633
Depreciation and amortization expense	273	203
Non-cash lease expense	405	281
Non-cash interest expense	127	—
(Accretion) amortization of (discounts) premiums on investments, net	(1,101)	188
Deferred tax benefit	(494)	(340)
Other	(1)	26
Changes in operating assets and liabilities:
Accounts receivable	(28)	31
Prepaid expenses and other current assets	(2,663)	2,731
Operating lease right-of-use assets	—	182
Other non-current assets	177	(75)
Accounts payable	(704)	(563)
Accrued expenses and other current liabilities	(35)	355
Deferred revenue	—	(438)
Income taxes payable	97	—
Operating lease liabilities	(346)	(276)
Net cash used in operating activities	(25,435)	(14,971)
Cash flows from investing activities:
Purchases of investments	(62,422)	(17,330)
Maturities of investments	39,117	37,056
Purchases of property and equipment	(1,223)	(595)
Net cash (used in) provided by investing activities	(24,528)	19,131
Cash flows from financing activities:
Proceeds from issuance of common shares from private placement	60,005	—
Proceeds from issuance of common shares from at-the-market offering, net of issuance costs	3,367	1,627
Payment of offering costs	(3,857)	—
Proceeds from issuance of common shares upon exercise of stock options	—	82
Net cash provided by financing activities	59,515	1,709
Net increase in cash, cash equivalents and restricted cash	9,552	5,869
Cash, cash equivalents and restricted cash at beginning of period	45,333	54,789
Cash, cash equivalents and restricted cash at end of period	$54,885	$60,658
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,096	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,560	$339
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$169	$217
Common share issuance costs included in accounts payable and accrued expenses	$145	$—
Debt issuance costs included in accounts payable and accrued expenses	$—	$60

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

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of the COVID-19 pandemic and overall market conditions, the ability to secure additional capital to fund operations and commercial success of its product candidates. Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiary, Fusion Pharmaceuticals US Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of its convertible preferred shares, including borrowings under a convertible promissory note, which converted into convertible preferred shares, proceeds from sales of its former Irish subsidiary’s preferred exchangeable shares, proceeds from its initial public offering completed in June 2020, proceeds from its “at-the-market” equity offering program (see Note 9), proceeds from its loan and security agreement with Oxford Finance LLC executed in April 2022 (see Note 8), and proceeds from a private placement financing completed in February 2023 (see Note 9). The Company has incurred recurring losses since its inception, including net losses of $24.3 million and $19.9 million for the three months ended March 31, 2023 and 2022, respectively. In addition, as of March 31, 2023, the Company had an accumulated deficit of $306.2 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations.

Impacts of COVID-19 and Market Conditions on Our Business

The Company believes its financial results for the three months ended March 31, 2023 and year ended December 31, 2022 were not significantly impacted by the COVID-19 pandemic. The Company believes its hybrid and remote working arrangements have had limited impact on its ability to maintain internal operations during the three months ended March 31, 2023 and year ended December 31, 2022. Further, disruption of global financial markets and a recession or market correction, including as a result of the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and other global macroeconomic factors such as inflation and the recent banking industry volatility, could reduce the Company’s ability to access capital, which could, in the future, negatively affect its business and the value of its common shares.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statement of operations and comprehensive loss, and the condensed consolidated statement of shareholders’ equity, and the condensed consolidated statement of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of its operations and its cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

The accompanying balance sheet as of December 31, 2022 has been derived from the Company’s audited financial statements for the year ended December 31, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements as of December 31, 2022, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 16, 2023.

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

During the three months ended March 31, 2023 and 2022, the Company recorded $(0.3) million and $0.3 million, respectively, of foreign currency (losses) gains in the condensed consolidated statements of operations and comprehensive loss.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of standard checking accounts, money market accounts, and all highly liquid investments with an original maturity of three months or less at the date of purchase.

As of March 31, 2023 and December 31, 2022, the Company was required to maintain a separate cash balance of $0.2 million to collateralize corporate credit cards with a bank, which was classified as restricted cash, current, on its condensed consolidated balance sheets. The Company also maintained a $0.1 million guaranteed investment certificate to fulfill certain contractual obligations which was classified as restricted cash, current, as of March 31, 2023 and December 31, 2022.

In connection with the Company’s lease agreement entered into in October 2019 (see Note 14), the Company maintained a letter of credit of $1.5 million for the benefit of the landlord, which was reduced to $1.0 million during the three months ended March 31, 2023. As of March 31, 2023, $0.2 million and $0.8 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2022, $0.2 million and $1.0 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash.

As of March 31, 2023 and December 31, 2022, the cash, cash equivalents and restricted cash of $54.9 million and $45.3 million, respectively, presented in the condensed consolidated statements of cash flows included cash and cash equivalents of $53.6 million and $43.9 million, respectively, and restricted cash of $1.3 million and $1.5 million, respectively.

Investments

The Company adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) effective January 1, 2023, and the adoption did not have a material impact on its condensed consolidated financial statements.

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

The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in net loss, and if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive loss. No credit losses were recorded during the periods presented.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering in shareholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. The Company recorded $0.2 million of deferred offering costs as of March 31, 2023 and December 31, 2022 in other non-current assets.

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

For the three months ended March 31, 2023 and 2022, the Company recorded less than $0.1 million and $0.6 million, respectively, of revenue under collaboration agreements. Please refer to Note 3, “Collaboration Agreement” for additional details regarding revenue recognition under the AstraZeneca Agreement.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the three months ended March 31, 2023 and 2022, unrealized gains and losses on investments are included in other comprehensive (loss) income as a component of shareholders’ equity until realized.

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

Recently Adopted Accounting Pronouncements

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

In June 2016, the FASB issued ASU 2016-13 which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. This guidance is effective for the Company for annual periods beginning after December 15, 2022, including interim periods within that fiscal year. The Company adopted ASU 2016-13 effective January 1, 2023, and the adoption did not have a material impact on its condensed consolidated financial statements.

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

Novel TATs Collaboration

As part of the Novel TATs Collaboration, the parties may develop up to three novel TATs. The Company and AstraZeneca will share development costs equally (with each party responsible for the cost of its own supply in connection with such development). Either party has the right to opt out of the co-development and co-commercialization arrangement at pre-determined timepoints and obtain exclusive rights to a novel TAT in exchange for milestone payments to the other party of up to $145.0 million per novel TAT and a low or high single-digit royalties on future sales (depending on the opt out time point). If neither party opts out, and unless otherwise agreed by the parties, AstraZeneca will lead worldwide commercialization activities for the novel TATs, subject to the Company’s option to co-promote the TATs in the U.S. All profits and losses resulting from such commercialization activities will be shared equally. In January 2022, the Company announced the nomination of the first novel TAT candidate under the Novel TATs Collaboration, which the Company refers to as FPI-2068. FPI-2068 is a TAT designed to deliver 225Ac to various solid tumors that express epidermal growth factor receptor (“EGFR”) and mesenchymal epithelial transition factor (“cMET”). In April 2023, the Company announced the clearance of investigational new drug applications (“INDs”) for FPI-2068 and its corresponding imaging analogue, FPI-2107, by the FDA.

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

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense. For the three months ended March 31, 2023 and 2022, the Company incurred $1.6 million and $0.7 million, respectively, in research and development expenses relating to the Novel TATs Collaboration which was offset by $0.6 million and $0.3 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs. As of March 31, 2023 and December 31, 2022, the Company recorded $0.9 million and $0.4 million, respectively, due from AstraZeneca for reimbursement of shared costs in prepaid expenses and other current assets.

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

The following table presents changes in the Company’s accounts receivable and contract liabilities for the three months ended March 31, 2023 (in thousands):

	Balance as of			Balance as of
	December 31, 2022	Additions	Deductions	March 31, 2023
Accounts receivable	$61	$28	$—	$89
Contract liabilities:
Deferred revenue	$3,000	$—	$—	$3,000

During the three months ended March 31, 2023 and 2022, the Company recognized the following revenue (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$—	$438

The current portion of deferred revenue and deferred revenue, net of current portion, are $0.3 million and $2.7 million as of March 31, 2023, respectively, which reflects the Company’s estimate of the revenue it expects to recognize within the next 12 months and beyond 12 months, respectively. The Company expects to recognize the revenue associated with the AstraZeneca Agreement in subsequent periods through the year ending December 31, 2026.

4.
Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements as of March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$14,556	$—	$—	$14,556
Investments:
Commercial paper	—	31,874	—	31,874
Corporate bonds	—	11,371	—	11,371
Canadian Government agency debt securities	—	15,987	—	15,987
U.S. Government agency debt securities	—	108,333	—	108,333
	$14,556	$167,565	$—	$182,121

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,241	$—	$—	$4,241
U.S. Government agency debt securities	—	5,974	—	5,974
Investments:
Commercial paper	—	28,792	—	28,792
Corporate bonds	—	14,342	—	14,342
Municipal bonds	—	2,697	—	2,697
Canadian Government agency debt securities	—	19,911	—	19,911
U.S. Government agency debt securities	—	77,032	—	77,032
	$4,241	$148,748	$—	$152,989

During the three months ended March 31, 2023 and the year ended December 31, 2022, there were no transfers between Level 1, Level 2 and Level 3.

5.
Investments

Investments consisted of the following (in thousands):

	March 31, 2023
	Amortized Cost	Fair Value
Due within one year or less	$156,339	$156,227
Due after one year through three years	11,311	11,338
	$167,650	$167,565

	December 31, 2022
	Amortized Cost	Fair Value
Due within one year or less	$127,441	$127,013
Due after one year through three years	15,802	15,761
	$143,243	$142,774

As of March 31, 2023, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$31,892	$2	$(20)	$31,874	$31,874	$—
Corporate bonds	11,386	1	(16)	11,371	8,405	2,966
Canadian Government agency debt securities	16,009	47	(69)	15,987	15,987	—
U.S. Government agency debt securities	108,363	89	(119)	108,333	99,961	8,372
	$167,650	$139	$(224)	$167,565	$156,227	$11,338

As of December 31, 2022, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$28,804	$10	$(22)	$28,792	$28,792	$—
Corporate bonds	14,354	4	(16)	14,342	9,469	4,873
Municipal bonds	2,705	—	(8)	2,697	2,697	—
Canadian Government agency debt securities	20,065	23	(177)	19,911	19,911	—
U.S. Government agency debt securities	77,315	15	(298)	77,032	66,144	10,888
	$143,243	$52	$(521)	$142,774	$127,013	$15,761

6.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid external research and development expenses	$5,282	$3,741
Prepaid insurance	629	1,295
Prepaid software subscriptions	612	402
Income tax receivable	—	386
Interest receivable	591	332
Other receivable due from AstraZeneca	938	352
Canadian harmonized sales tax receivable	923	592
Other	1,297	509
	$10,272	$7,609

7.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued employee compensation and benefits	$2,532	$4,140
Accrued external research and development expenses	5,539	4,914
Accrued professional and consulting fees	1,782	916
Unearned grant income	435	591
Other	65	44
	$10,353	$10,605

8.
Debt

Long-term debt, net of discount, consisted of the following (in thousands):

March 31,
2023
Principal amount of long‑term debt	$35,000
Less: Current portion of long‑term debt	—
Long‑term debt, net of current portion	35,000
Accretion of Final Fee	195
Debt discount	(835)
Long‑term debt, net of discount	$34,360

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

On September 21, 2022, the Company and the Lender entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”). The Second Amendment provides a term loan commitment of $75.0 million in four potential tranches: (i) a $10.0 million Term A loan facility, funded on the Original Closing Date, (ii) a $25.0 million Term B loan facility, funded at the request of the Company subject to certain conditions having been met, for which funding took place in connection with the execution of the Second Amendment, (iii) a $15.0 million Term C loan facility to be funded at the request of the Company, subject to certain conditions being met, no later than April 4, 2023, and (iv) a $25.0 million Term D loan facility to be funded at the Lender’s sole discretion. The term loan facilities have a maturity date of April 1, 2027. The floating per annum rate of interest for borrowings under all four loan facilities was amended to the greater of (i) 8.00% and (ii) the sum of (a) 1-Month CME Term SOFR (as defined in the Second Amendment), (b) 0.10% and (c) 7.90%.

Additionally, on March 30, 2023, the Company and the Lender entered into a Third Amendment to Loan and Security Agreement (together with the Loan Agreement, Consent and First Amendment to Loan and Security Agreement, and Second Amendment, the “Amended Loan Agreement”) to amend the availability of the Term C loan facility which is to be funded at the request of the Company, subject to certain conditions being met, no later than March 31, 2024, under the Amended Loan Agreement.

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

The Company has the option to prepay all, but not less than all, of the outstanding principal balance of the term loans under the Loan Agreement. If the Company prepays all or a portion of the term loans prior to the maturity date, it is obligated to pay the Lender a prepayment fee based on a percentage of the outstanding principal balance of the loans, equal to 3.00% if the payment occurs on or before 12 months after the funding date of the applicable loan, 2.00% if the prepayment occurs more than 12 months after, but on or before 24 months after, the funding date of the applicable loan, or 1.00% if the prepayment occurs more than 24 months after, but on or before 36 months after, the funding date of the applicable loan, and no prepayment fee is required thereafter.

The Loan Agreement contains financial covenants that require the Company to maintain certain minimum cash balances generally equal to 55% of the outstanding principal or 110% of the outstanding principal in cases where the cash balances are not maintained in accounts pledged as collateral for the benefit of the Lender. The Company was in compliance with all such covenants as of March 31, 2023. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable. The Company’s obligations under the Loan Agreement are collateralized by a first priority security interest in substantially all of its assets.

As of March 31, 2023, the estimated future principal payments due were as follows (in thousands):

Year Ending December 31,
2023 (nine months)	$—
2024	—
2025	10,652
2026	18,261
2027	6,087
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

9.
Equity

Common Shares

On February 13, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Investors”). Pursuant to the Purchase Agreement, the Company agreed to sell an aggregate of 17,648,596 of its common shares, no par value per share, at a purchase price equal to $3.40 per share, which represents the closing price on the Nasdaq Global Select Market on February 10, 2023, to the Investors for net proceeds of approximately $56.0 million after deducting fees and offering costs (collectively, the “Offering”). The Offering closed on February 16, 2023.

In July 2021, the Company entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC to issue and sell common shares of up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as the Company’s agent and/or principal (the “ATM Facility”). The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. The Company has no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of March 31, 2023, the Company has sold 2,210,217 common shares for net proceeds of $9.2 million under the Sales Agreement.

As of March 31, 2023, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue unlimited common shares, each with no par value per share.

Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through March 31, 2023, no cash dividends had been declared or paid by the Company.

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

The Company is obligated to issue additional warrants to the Lender in the event the Term C loan facility and/or the Term D loan facility is funded. As of March 31, 2023, there were 196,120 common share warrants outstanding.

10.
Share-based Compensation

2020 Stock Option and Incentive Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on June 24, 2020. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 4,273,350, which is cumulatively increased each January 1 by 4% of the number of the Company’s common shares outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee of the board of directors. The common shares underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares, expire or are otherwise terminated (other than by exercise) under the 2020 Plan and the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) will be added back to the common shares available for issuance under the 2020 Plan. The total number of common shares reserved for issuance under the 2020 Plan was 10,073,459 shares as of March 31, 2023.

As of March 31, 2023, 1,370,967 shares, remained available for future grant under the 2020 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2017 Equity Incentive Plan

The 2017 Plan provides for the Company to grant incentive stock options or nonqualified stock options, restricted share awards and restricted share units to employees, officers, directors and non-employee consultants of the Company.

As of March 31, 2023 and December 31, 2022, no shares remained available for future grant under the 2017 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2020 Employee Share Purchase Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Employee Share Purchase Plan (the “ESPP”), which became effective on June 24, 2020. A total of 450,169 common shares were reserved for issuance under this plan. In addition, the number of common shares that may be issued under the ESPP is automatically increased each January 1 by the lesser of (i) 900,338 common shares, (ii) 1% of the number of the Company’s common shares outstanding on the immediately preceding December 31 and (iii) such lesser number of shares as determined by the Company’s compensation committee of the board of directors. As of March 31, 2023, 43,857 shares were issued under the ESPP. The total number of common shares reserved for issuance under the ESPP was 1,746,220 shares as of March 31, 2023.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.85%	1.72%
Expected term (in years)	6.0	6.0
Expected volatility	65.2%	65.7%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	10,531,555	$7.08	7.5	$4,434
Granted	3,870,000	3.70
Exercised	—	—
Forfeited/cancelled	(456,539)	7.44
Outstanding as of March 31, 2023	13,945,016	$6.13	8.2	$7,165
Vested and expected to vest as of March 31, 2023	13,853,950	$6.09	8.2	$7,165
Options exercisable as of March 31, 2023	5,614,768	$6.68	6.7	$5,192

Included in the table above are 2,443,800 options outstanding as of March 31, 2023 that were granted outside of the 2020 Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those options that had exercise prices lower than the fair value of the Company’s common shares. There were no stock options exercised during the three months ended March 31, 2023. The intrinsic value for stock options exercised during the three months ended March 31, 2022 was $0.2 million. The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2023 and 2022 was $2.31 and $4.55 per share, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity since December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested as of December 31, 2022	65,500	$5.91
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested as of March 31, 2023	65,500	$5.91

Share-based Compensation

Share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expenses	$1,138	$885
General and administrative expenses	2,011	1,748
	$3,149	$2,633

As of March 31, 2023, total unrecognized share-based compensation expense related to unvested stock options was $27.4 million, which is expected to be recognized over a weighted-average period of 3.0 years. Additionally, as of March 31, 2023, the Company has unrecognized share-based compensation expense of $0.7 million related to unvested stock options with performance-based vesting conditions for which performance has not been deemed probable.

As of March 31, 2023, total unrecognized share-based compensation expense related to unvested restricted stock units was $0.3 million, which is expected to be recognized over a weighted-average period of 2.1 years.

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

During the three months ended March 31, 2023 and 2022, the Company did not make any payments to CPDC or recognize any research and development expenses under the license agreements with CPDC.

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

During the three months ended March 31, 2023 and 2022, the Company did not make any payments to ImmunoGen or recognize any research and development expenses under the ImmunoGen Agreement.

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

The Rainier Agreement could have been terminated at any time prior to the Outside Date upon 30 days’ notice by the Company to Rainier or upon the mutual written consent of both parties. In October 2020, the Company and Rainier entered into a first amendment to the Rainier Agreement (the “First Amended Rainier Agreement”) to extend certain terms of the Rainier Agreement. Specifically, the Outside Date was amended such that termination may not occur later than eleven months following the Closing, or February 10, 2021 (the “Revised Outside Date”). In February 2021, the Company and Rainier entered into a second amendment to the First Amended Rainier Agreement, as amended (the “Second Amended Rainier Agreement”). Pursuant to the Second Amended Rainier Agreement, the Outside Date was further amended such that termination may not occur later than July 1, 2021, and such amendment was made in consideration for early payment of the additional $3.5 million owed to Rainier which the Company paid and recorded as research and development expense during the three months ended March 31, 2021. In May 2021, the Company notified Rainier of its intent to continue development of the asset and issued 313,359 of its common shares to Rainier on July 1, 2021. In August 2022, the Company announced the dosing of the first patient in a Phase 1 study of FPI-1966 and paid a $2.0 million milestone payment and issued 156,679 common shares to Rainier. In May 2023, the Company ceased further clinical development of FPI-1966 as a result of a portfolio prioritization decision.

During the three months ended March 31, 2023 and 2022, the Company did not recognize any research and development expense associated with the Second Amended Rainier Agreement.

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

Pursuant to the Genentech License Agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize at least one Product and the Company is solely responsible for the costs associated with the development, manufacturing, regulatory approval and commercialization of any Products. The manufacture of the antibody by any third-party contract development and manufacturing organization (“CDMO”) must be approved in advance by Genentech. Additionally, Genentech retains the right to use the Licensed Antibodies solely to research and develop molecules other than the Licensed Antibodies.

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

The Company has the right to terminate the Genentech License Agreement upon written notice to Genentech if the Company determines in its sole discretion that development or commercialization of Products is not economically or scientifically feasible or appropriate. In addition, if the Company or Genentech fails to comply with any of its obligations or otherwise breaches the agreement, the other party may terminate the agreement. The Genentech License Agreement expires on the date on which all obligations under the agreement related to milestone payments or royalties have passed or expired. In May 2023, the Company ceased further clinical development of FPI-1966 as a result of a portfolio prioritization decision.

During the three months ended March 31, 2023 and 2022, the Company did not make any payments to Genentech or recognize any research and development expenses under the Genentech License Agreement.

Collaboration Agreement and Supply Agreement with TRIUMF Innovations, Inc.

On December 10, 2020, the Company entered into a Collaboration Agreement and Supply Agreement (the “Collaboration Agreement”) with TRIUMF Innovations Inc. and TRIUMF JV (collectively, “the TRIUMF entities”) for the development, production and supply of actinium-225 (“225Ac”) to the Company. Under the Collaboration Agreement as executed in December 2020, the Company is obligated to pay the TRIUMF entities an aggregate of $5.0 million CAD upon the achievement of certain milestones. The Collaboration Agreement contemplated that the parties would enter into an amendment thereto to expand the scope of the project and provide for additional milestone payments.

As of March 31, 2023, the TRIUMF entities had achieved certain milestones under the Collaboration Agreement totaling $3.0 million CAD (equivalent to $2.3 million at the time of payment) which were paid during the year ended December 31, 2021 and are being recognized as research and development expense over the period of performance by the TRIUMF entities. During the three months ended March 31, 2023, the Company recognized the amortization of less than $0.1 million as research and development expense under the Collaboration Agreement. During the three months ended March 31, 2022, the Company did not recognize any research and development expense under the Collaboration Agreement.

As previously contemplated, on August 12, 2021, the parties amended the Collaboration Agreement in order to expand the scope of the project and the Company agreed to make an additional financial investment of up to $15.0 million CAD in connection with development of new process technology for the manufacture of 225Ac upon the achievement of certain milestones under an amendment to the Collaboration Agreement (the “Amended Collaboration Agreement”). In connection with the Amended Collaboration Agreement, the parties have formed a company (“NewCo”) to hold certain intellectual property derived from the collaboration. NewCo is jointly owned and managed by the Company and the TRIUMF entities and its purpose is to manufacture 225Ac for the research, clinical and commercial needs of the Company, and in certain circumstances, other third parties. The supply of 225Ac by NewCo to the Company shall be done under a commercial supply agreement, to be negotiated by NewCo and the Company. The Company is expected to purchase at least 50% of its annual 225Ac requirements from NewCo, unless NewCo is unable to supply such necessary quantities to the Company, in which case the Company may use other 225Ac suppliers to meet its commercial needs. As of March 31, 2023, there were no assets held by NewCo.

As of March 31, 2023, the TRIUMF entities had achieved certain milestones under the Amended Collaboration Agreement totaling $8.5 million CAD (equivalent to $6.6 million at the time of payment), of which $2.6 million was paid during the year ended December 31, 2022 and $3.9 million was paid during the year ended December 31, 2021. These amounts are being recognized as research and development expense over the period of performance by the TRIUMF entities. During the three months ended March 31, 2023 and 2022, the Company recognized the amortization of $0.3 million and $0.2 million, respectively, as research and development expense under the Amended Collaboration Agreement.

The Company recorded $2.1 million of milestone payments in prepaid expenses and other current assets and other non-current assets, respectively, as of March 31, 2023 based on its estimate of costs to be incurred over the 12 months following the balance sheet date for both the Collaboration Agreement and the Amended Collaboration Agreement.

Asset Acquisition from Ipsen Pharma SAS

In March 2021, the Company and Ipsen Pharma SAS (“Ipsen”) announced that the parties had entered into an asset purchase agreement (the “Ipsen Agreement”) whereby the Company agreed to acquire Ipsen’s intellectual property and assets related to IPN-1087, a small molecule targeting neurotensin receptor 1 (“NTSR1”), a protein expressed on multiple solid tumor types. The Company intends to combine its expertise and proprietary TAT platform with IPN-1087 to create an alpha-emitting radiopharmaceutical targeting solid tumors expressing NTSR1. The Company and Ipsen submitted a pre-merger notification and report form with the United States Federal Trade Commission and the Antitrust Division of the United States Department of Justice in accordance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The acquisition closed after completion of this antitrust review in April 2021. The Company concluded to account for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, the license rights.

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

During the three months ended March 31, 2023 and 2022, the Company did not make any payments to Ipsen or recognize any research and development expenses under the Ipsen Agreement.

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

Agreement with Merck & Co.

In May 2021, the Company entered into an agreement with two subsidiaries of Merck & Co. (“Merck”). Pursuant to the agreement, Merck will provide to the Company, at no cost, its anti-PD-1 (programmed death receptor-1) therapy, KEYTRUDA® (pembrolizumab) to evaluate in combination with the Company’s lead candidate, FPI-1434. The planned Phase 1 combination trial will evaluate safety, tolerability and pharmacokinetics of FPI-1434 in combination with pembrolizumab and is expected to initiate approximately six to nine months after achieving the recommended Phase 2 dose in the ongoing Phase 1 study of FPI-1434 monotherapy. Under the agreement, the Company will sponsor, fund and conduct the combination trial in accordance with an agreed-upon protocol and Merck agreed to manufacture and supply its compound, at its cost and for no charge to the Company, for use in the clinical trial.

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

As of March 31, 2023, Niowave had achieved certain milestones under the Niowave Agreement totaling $2.8 million, of which $1.9 million was paid during the three months ended March 31, 2023 and $0.9 million was paid during the year ended December 31, 2022. These amounts are being recognized as research and development expense over the period of performance by Niowave. During the three months ended March 31, 2023, the Company recognized $0.2 million as research and development expense under the Niowave Agreement.

RadioMedix Option and Asset Purchase Agreement

On November 14, 2022, the Company and RadioMedix, Inc. (“RadioMedix”) entered into an option and asset purchase agreement (the “RadioMedix Agreement”), pursuant to which RadioMedix granted to the Company the exclusive right, but not the obligation (the “RadioMedix Option”), to acquire certain of RadioMedix’s assets related to its on-going Phase 2 clinical trial evaluating 225Ac PSMA I&T (the “TATCIST Study”), a small molecule targeting prostate specific membrane antigens, expressed on prostate tumors. Such assets include, among other things, the investigational new drug application for the TATCIST Study, any third-party license held, or later acquired, by RadioMedix relating to 225Ac PSMA, and clinical and other data for the TATCIST Study (collectively, the “RadioMedix Assets”). The Company paid RadioMedix an option fee of $0.8 million upon the execution of the RadioMedix Agreement, which was recorded as research and development expense in its consolidated statements of operations and comprehensive loss during the year ended December 31, 2022.

On February 10, 2023, the Company notified RadioMedix of its decision to exercise the RadioMedix Option, paid the $1.5 million option exercise fee and closed the acquisition. During the three months ended March 31, 2023, the Company recognized the $1.5 million option exercise fee as research and development expense under the RadioMedix Agreement.

The alpha-emitting radiopharmaceutical being evaluated in the TATCIST Study is now referred to as FPI-2265.

Pursuant to the terms of the RadioMedix Agreement, the Company is obligated to pay RadioMedix (i) up to an additional $10.5 million upon the achievement of certain clinical and regulatory milestones, (ii) low single-digit royalties on potential future net sales, subject to specified reductions, and (iii) up to an additional $50.0 million in net sales milestones; in each case, relating to products covered by the RadioMedix Agreement. In addition, in the event RadioMedix or the Company is successful in obtaining certain intellectual property rights from a third party relating to 225Ac PSMA I&T, the amount of the clinical and regulatory milestone payments will be increased by up to an aggregate of $4.0 million and the royalty rates will increase but remain in the low- to mid-single digits.

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

12.
Income Taxes

The Company is domiciled in Canada and is primarily subject to taxation in that country. During the three months ended March 31, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in Canada in each period due to its uncertainty of realizing a benefit from those items. During the three months ended March 31, 2023, the Company recorded a tax benefit of less than $0.1 million primarily related to the Company’s foreign-derived intangible income deduction, partially offset by discrete share-based compensation items. Under the Tax Cuts and Jobs Act, taxpayers can no longer immediately expense qualified research and development expenditures. Taxpayers are now required to capitalize and amortize these costs over five years for research conducted within the United States or 15 years for research conducted abroad. As a result, the capitalization requirement increased the Company’s deferred tax assets and current tax liabilities, but also decreased its effective tax rate by increasing the foreign-derived intangible income deduction. During the three months ended March 31, 2022, the Company recorded a tax benefit of $0.1 million related to discrete share-based compensation items arising in the quarter, partially offset by income tax obligations of its operating company in the U.S., which typically generates a profit for tax purposes.

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the three months ended March 31, 2023 and 2022, the Company excluded Canada from the calculation of the AETR as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets both in the United States and Canada, which primarily consist of net operating loss carryforwards in Canada. The Company has considered its history of cumulative net losses in Canada, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its Canadian deferred tax assets. As a result, as of March 31, 2023 and December 31, 2022, the Company has recorded a full valuation allowance against its net deferred tax assets in Canada.

13.
Net Loss per Share

Net Loss per Share Attributable to Common Shareholders

Basic and diluted net loss per share attributable to common shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(24,291)	$(19,909)

Denominator:
Weighted-average common shares outstanding—basic and diluted	53,775,985	43,170,076
Net loss per share attributable to common shareholders —basic and diluted	$(0.45)	$(0.46)

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

	Three Months Ended March 31,
	2023	2022
Options to purchase common shares	13,945,016	10,112,732
Unvested restricted stock units	65,500	—
Warrants to purchase common shares	196,120	—
	14,206,636	10,112,732

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

In October 2019, the Company entered into an operating lease for office space in Boston, Massachusetts, which expires February 2026 and has no renewal options. In connection with entering into the original lease agreement, the Company issued a letter of credit of $1.5 million for the benefit of the landlord, which was reduced to $1.0 million during the three months ended March 31, 2023. As of March 31, 2023, $0.2 million and $0.8 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2022, $0.2 million and $1.0 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash.

In March 2021, the Company entered into an amendment to its lease for office space in Boston, Massachusetts to expand the area under lease (“Expansion Premises”) and extend the term of the premises currently under lease (“Original Premises”) to align with the lease end date for the Expansion Premises. The additional rent for the Expansion Premises was determined to be commensurate with the additional right-of-use and is accounted for as a new operating lease that was recognized on the Company’s balance sheet since the Company was able to access the Expansion Premises upon execution of the amendment. The Company has made certain improvements to the Expansion Premises, for which the landlord has provided the Company an allowance of $0.2 million which was recorded as a reduction to operating lease right-of-use assets and operating lease liabilities as of December 31, 2021, and for which reimbursement was received during the year ended December 31, 2022. The rental payments for the Expansion Space commenced on January 1, 2022. The lease end date for the Original Premises and the Expansion Premises is April 30, 2027, with no option to extend the lease term. The lease modification for the extension of the Original Premises and the recognition of the Expansion Premises resulted in increases to the Company’s right-of-use asset balance, which was obtained in exchange for operating lease liabilities, of $0.9 million and $1.2 million, respectively.

In June 2021, the Company entered into a lease for a manufacturing facility in Hamilton, Ontario. The Company currently expects the rent for the manufacturing facility to commence in June 2023, approximately two months after the delivery date of the premises. The Company currently expects the lease end date for the manufacturing facility to be in June 2038. The lease has a five-year renewal option, which the Company is not reasonably certain to exercise and therefore was not included in the expected lease term. Upon execution of the lease in June 2021, the Company paid $2.5 million CAD (equivalent to $2.1 million at the time of payment) which represented an initial direct cost paid prior to the lease commencement date. The Company determined that the lease is an operating lease and commenced for accounting purposes on March 31, 2023, when the Company obtained access to the space for its’ intended use. On March 31, 2023, in connection with the lease commencement for accounting purposes, the Company recorded an operating right-of-use asset of $10.4 million (including the $2.1 million payment that was previously recorded to prepaid rent as a component of other non-current assets) obtained in exchange for an operating lease liability of $8.6 million.

On January 12, 2022, the Company entered into an operating lease for office space in Hamilton, Ontario. This lease was amended and commenced in February 2022 and is set to expire in August 2030. The lease has a five-year renewal option upon twelve months written notice prior to the expiration of the original term, which the Company is not reasonably certain to exercise and therefore was not included in the lease term for the purposes of measuring the lease. As a result, the Company recognized an operating lease liability and operating lease right-of-use asset of $0.3 million at lease commencement in February 2022.

From time to time, the Company enters into arrangements with CDMOs for the manufacture of materials for research and development purposes, including the manufacture of clinical trial materials. These contracts generally provide for certain non-cancellable obligations. The Company concluded that one such agreement contains an embedded lease as a controlled environment room at the facility is designated for the Company’s exclusive use during the term of the agreement. Upon the lease commencement in February 2023, the Company recorded an operating right-of-use asset of $2.2 million and corresponding operating lease liability of $1.5 million. The arrangement expires in March 2025.

The components of operating lease cost, which are included within operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$496	$366
Variable lease cost	22	13
Total lease cost	$518	$379

The following table summarizes supplemental information for the Company’s operating leases:

As of March 31,
2023
Weighted-average remaining lease term (in years)	10.0
Weighted average discount rate	10.9%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$437

As of March 31, 2023, the future maturities of operating lease liabilities are as follows (in thousands):

Year Ending December 31,
2023 (nine months)	$4,038
2024	3,116
2025	2,578
2026	2,338
2027	1,326
Thereafter	13,429
Total lease payments	$26,825
Less: imputed interest	(11,120)
Total lease liabilities	$15,705

15.
Commitments and Contingencies

Manufacturing Commitments

In January 2019, and as amended in September 2020, the Company entered into an agreement with CPDC, a related party (see Note 16), to manufacture clinical trial materials. In August 2022, this agreement was assigned and transferred to a third-party CDMO who is not a related party. As of March 31, 2023, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.4 million over the following twelve months.

In May 2019, the Company entered into an agreement with a third-party CDMO to manufacture clinical trial materials. As of March 31, 2023, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.5 million over the following twelve months.

On January 26, 2023, the Company entered into an agreement with another third-party CDMO to manufacture clinical trial materials. As of March 31, 2023, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.3 million over the following twelve months.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 11).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2023 or December 31, 2022.

Legal Proceedings

On February 13, 2023, the Company filed an Inter Partes Review (“IPR”) petition with the United States Patent and Trademark Office (“USPTO”) to challenge the validity of a certain issued U.S. Patent relating to FPI-2265. The Company cannot predict if the IPR will be instituted by the USPTO or, if instituted, the Company will prevail.

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

Three Months Ended March 31,
2022
Research and development expenses	$990
General and administrative expenses	14
$1,004

In August 2022, CPDC transferred and assigned all agreements (including the Master Services Agreement and the Supply Agreement) other than the license agreements (see Note 11) with the Company to AtomVie, a third-party CDMO, who is not a related party. All terms and conditions of the agreements that were transferred and assigned will remain in full force and effect. CPDC’s performance obligations under these agreements will be undertaken by AtomVie.

During the three months ended March 31, 2022, the Company made payments to CPDC in connection with the services described above of $0.7 million. As of March 31, 2023 and December 31, 2022, there were no amounts due to CPDC by the Company in connection with the services described above.

In addition to costs incurred in connection with the services described above, the Company also reimbursed CPDC for purchases on the Company’s behalf from parties with which the Company did not have an account. During the three months ended March 31, 2022, the Company made payments to CPDC of less than $0.1 million for reimbursement of these pass-through costs.

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

17.
Geographical Information

The Company has operating companies in the United States and Canada. Information about the Company’s long-lived assets, consisting solely of property and equipment, net, by geographic region was as follows (in thousands):

	March 31, 2023	December 31, 2022
United States	$433	$465
Canada	4,708	4,166
	$5,141	$4,631

18.
Subsequent Events

Securities Purchase Agreement and Registration Rights Agreement

On May 10, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Investors”).

Pursuant to the Purchase Agreement, the Company agreed to sell an aggregate of 4,784,689 of its common shares (the “Shares”), no par value per share (the “Common Shares”), at a purchase price of $4.18 per share, to the Investors for approximately $20.0 million in aggregate gross proceeds (collectively, the “Offering”). The Offering is expected to close on or about May 15, 2023.

On May 10, 2023, in connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors. Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 45 calendar days after the closing of the Offering for purposes of registering the resale of the Shares and any Common Shares as a dividend or other distribution with respect to the Shares. The Company agreed to use its commercially reasonable efforts to cause this registration statement to be declared effective by the SEC within 60 days after the filing of the registration statement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing in Part I, Item I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed on March 16, 2023 with the U.S. Securities and Exchange Commission, or the SEC.

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

Recent data from over 250 patients treated in investigator sponsored trials with 225Ac-PSMA agents, including both patients previously treated with 177Lu-PSMA radiopharmaceuticals (approximately 100 patients) and 177Lu-PSMA radiopharmaceutical therapy naïve patients, have shown compelling clinical data and biochemical response rates (including PSA50, the percentage of participants who had a prostate-specific antigen, or PSA, decline of at least 50 percent from baseline) and a tolerability profile that we believe supports further development of an 225Ac-based PSMA-targeted therapy. We believe our access to 225Ac and expertise developing alpha therapies provides an opportunity for us to begin treating patients refractory to lutetium-based PSMA therapies as well as an opportunity to move to earlier lines of therapy both as a monotherapy and in combination with other agents. Upon transfer of the investigational new drug application, or IND, from RadioMedix to us, we intend to expand the Phase 2 clinical trial across multiple sites. We expect to report preliminary data for the first 20-30 patients in this study, including safety and efficacy data, in the first quarter of 2024.

Our second most advanced product candidate, FPI-1434, utilizes our Fast-Clear linker to connect a humanized monoclonal antibody that targets the insulin-like growth factor 1 receptor, or IGF-1R, with 225Ac. We are currently evaluating FPI-1434 as a monotherapy in the dose escalation portion of a Phase 1 clinical trial in patients with IGF-1R positive solid tumors to assess its safety, tolerability and pharmacokinetics as well as to identify the recommended Phase 2 dose. As part of the screening process, patients are administered the imaging analogue of FPI-1434, which utilizes the same linker and targeting molecule, but replaces 225Ac with the radioactive isotope indium-111, or 111In, and only those patients who meet predefined tumor uptake and dosimetry, and show organ radiation exposure within the limits of established standards for normal organ radiation tolerability, are advanced into the trial. In our ongoing Phase 1 trial, we are exploring various dosing levels of FPI-1434 in two dosing regimens: one with FPI-1434 alone, and another in which a small dose of cold antibody (naked IGF-1R antibody without the isotope) is administered prior to the imaging analogue and prior to each dose of FPI-1434. We are exploring the impact of administering the cold IGF-1R antibody prior to the imaging analogue and prior to each dose of FPI-1434 on the biodistribution, safety and tumor uptake. We refer to this dosing regimen as the “cold/hot” dosing regimen; we refer to the dosing regimen of FPI-1434 without pre-administration of the cold antibody as the “hot only” dosing regimen. The introduction of this “cold/hot” dosing regimen resulted, in part, from a cold antibody sub-study, or CASS, that was performed as part of the Phase 1 study, whereby a small amount of cold IGF-1R antibody was administered prior to administration of the imaging analogue only. In the CASS we treated five (5) patients at doses of 0.5 mg/kg and/or 1.5 mg/kg of cold IGF-1R antibody and saw, in general, an improved lesion uptake in most patients who received the cold IGF-1R antibody pre-administration and the lesion uptake was independent of anatomic location (including bone, mediastinum, lung, liver, and lymph nodes). Results at 0.5 mg/kg were generally more favorable than the 1.5 mg/kg dose of cold antibody. Imaging with the pre-administration of the cold antibody was well tolerated. As a result of the CASS data, we are prioritizing the cold/hot dosing regimen over the hot only dosing regimen. We are currently prioritizing patient enrollment into the “cold/hot” dosing regimen. We anticipate reporting Phase 1 molecular imaging, safety, and pharmacokinetics for both the “hot only” and “cold/hot” dosing regimens in June 2023. We expect to report the data across all dose escalation cohorts, including the first cohort of the “cold/hot” dosing regimen, which began after the “hot only” dosing regimen and the completion of the CASS.

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

We submitted INDs to the FDA for FPI-1966 and FPI-1967, the imaging analogue, for the treatment of cancers including head and neck and bladder cancers expressing fibroblast growth factor receptor 3, or FGFR3, in the second quarter of 2021 and announced FDA clearance of the INDs in July 2021. The Phase 1, non-randomized, open-label clinical trial of FPI-1966 in patients with solid tumors expressing FGFR3, intended to investigate safety, tolerability and pharmacokinetics and to establish the recommended Phase 2 dose, has been initiated with study sites open to patient recruitment. We dosed the first patient in August 2022. In May 2023, we ceased further clinical development of FPI-1966 as a result of a portfolio prioritization decision.

In November 2020, we announced a strategic collaboration agreement with AstraZeneca UK Limited, or AstraZeneca, to jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer. Under the terms of the collaboration agreement, we and AstraZeneca will jointly discover, develop and commercialize up to three novel TATs, which will utilize Fusion’s Fast-Clear linker technology platform with antibodies in AstraZeneca’s oncology portfolio. In January 2022, we announced the nomination of the first TAT candidate under the strategic collaboration agreement, a bispecific antibody owned by AstraZeneca radiolabeled with 225Ac utilizing our Fast-Clear linker technology, which we refer to as FPI-2068. FPI-2068 is a TAT designed to deliver 225Ac to various solid tumors that express epidermal growth factor receptor, or EGFR, and mesenchymal epithelial transition factor, or cMET. EGFR and cMET are both validated targets that are co-expressed in multiple tumor types, including head and neck squamous cell carcinoma, non-small cell lung cancer, colorectal cancer, and pancreatic ductal adenocarcinoma. In April 2023, we announced the clearance of INDs for FPI-2068 and its corresponding imaging analogue, FPI-2107, by the FDA. We plan to provide additional guidance on timelines for the FPI-2068 program following initial experience with patient screening in order to better predict the cadence of patient enrollment. In addition, we and AstraZeneca will exclusively explore up to five combination strategies involving our existing assets, including our FPI-1434 product candidate, and AstraZeneca therapeutics, for the treatment of various cancers. Each party will retain full rights to their respective assets.

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

Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. On June 30, 2020, we completed our initial public offering, or IPO, of our common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs. Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). Through March 31, 2023, we had received net proceeds of $429.4 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). In July 2021, we entered into an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC to issue and sell up to $100.0 million of our common shares, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as our agent. As of March 31, 2023, we had received net proceeds of $9.2 million from sales of common shares under the Sales Agreement. In April 2022, we received net proceeds of $9.8 million from the funding of the Term A loan facility with Oxford Finance LLC, or Oxford. In September 2022, we received net proceeds of $24.9 million from the funding of the Term B loan facility with Oxford. In February 2023, we received $60.0 million in gross proceeds from a private placement financing in which we issued and sold 17,648,596 of our common shares at an offering price of $3.40 per share.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $24.3 million and $19.9 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $306.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of March 31, 2023, we had cash, cash equivalents and investments of $221.2 million. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. Following the May 2023 announcement to cease further clinical development of our FPI-1966 program and $20.0 million in gross proceeds from our private placement which is expected to close in May 2023, we believe that our cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025.

Impacts of COVID-19 and Market Conditions on Our Business

We believe our financial results for the three months ended March 31, 2023 and year ended December 31, 2022 were not significantly impacted by the COVID-19 pandemic. We believe our hybrid and remote working arrangements have had limited impact on our ability to maintain internal operations during the three months ended March 31, 2023 and year ended December 31, 2022. Further, disruption of global financial markets and a recession or market correction, including as a result of the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and other global macroeconomic factors such as inflation and the recent banking industry volatility, could reduce our ability to access capital, which could, in the future, negatively affect our business and the value of our common shares.

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

During the three months ended March 31, 2023 and 2022, we recognized less than $0.1 million and $0.6 million, respectively, in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss.

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

In connection with the AstraZeneca Agreement, we and AstraZeneca are both active participants in the research and development activities of the collaboration and we are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement with respect to the novel TATs program, or the Novel TATs Collaboration. As this arrangement falls within the scope of ASC 808, Collaborative Arrangements, or ASC 808, all payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense. For the three months ended March 31, 2023 and 2022, the Company incurred $1.6 million and $0.7 million, respectively, in research and development expenses relating to the Novel TATs Collaboration which was offset by $0.6 million and $0.3 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we complete a Phase 2 clinical trial of FPI-2265 in patients with mCRPC, a Phase 1 clinical trial of FPI-1434 as a monotherapy in patients with solid tumors expressing IGF-1R, complete preclinical development and pursue initial stages of clinical development of our FPI-1434 combination therapies, complete a Phase 1 clinical trial of FPI-2059 as a monotherapy in patients with solid tumors expressing NTSR1, complete a Phase 1 clinical trial of FPI-2068 as a monotherapy in patients with solid tumors expressing EGFR and cMET, and continue to progress our other early-stage programs.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of foreign currency transaction gains and losses as well as miscellaneous income and expense unrelated to our core operations, including government assistance.

Income Taxes

We are domiciled in Canada and are primarily subject to taxation in that country. Since our inception, we have recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year by our operations in Canada due to our uncertainty of realizing a benefit from those items. As of December 31, 2022, we had $170.2 million of Canadian net operating loss carryforwards that begin to expire in 2035. In addition, as of December 31, 2022, we had $6.4 million of Canadian tax credit carryforwards that begin to expire in 2037 as well as Canadian capitalized research and development expenditures of $35.5 million that can be carried forward indefinitely. We have recorded a full valuation allowance against our Canadian net deferred tax assets as of December 31, 2022.

In prior periods, we have recorded an insignificant amount of income tax provision or benefit for our operating company in Canada and our operating company in the U.S., which typically generates a profit for tax purposes.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Collaboration revenue	$28	$585	$(557)
Operating expenses:
Research and development	15,877	12,661	3,216
General and administrative	9,006	8,449	557
Total operating expenses	24,883	21,110	3,773
Loss from operations	(24,855)	(20,525)	(4,330)
Other income (expense):
Interest income	1,921	83	1,838
Interest expense	(1,223)	—	(1,223)
Other (expense) income, net	(145)	478	(623)
Total other income, net	553	561	(8)
Loss before benefit for income taxes	(24,302)	(19,964)	(4,338)
Income tax benefit	11	55	(44)
Net loss	$(24,291)	$(19,909)	$(4,382)

Collaboration Revenue

Collaboration revenue was less than $0.1 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively, for services provided under the AstraZeneca Agreement.

Research and Development Expenses

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$2,128	$3,406	$(1,278)
FPI-1966	1,165	1,001	164
FPI-2059	836	—	836
FPI-2265	2,431	—	2,431
Platform development and unallocated research and development expenses:
TAT platform	2,999	2,659	340
Personnel related (including share-based compensation)	5,762	5,000	762
Other	556	595	(39)
Total research and development expenses	$15,877	$12,661	$3,216

Research and development expenses were $15.9 million for the three months ended March 31, 2023, compared to $12.7 million for the three months ended March 31, 2022. The increase of $3.2 million was primarily due to an increase of $2.2 million in direct costs related to our FPI-1434, FPI-1966, FPI-2059 and FPI-2265 product candidates, and an increase of $1.1 million in platform development and unallocated research and development costs, described below. We have incurred program expenses for FPI-2265 and FPI-2059 during the three months ended March 31, 2023. FPI-2265 and FPI-2059 are TATs designed to target and deliver 225Ac to tumor sites expressing PSMA and NTSR1, respectively. We acquired FPI-2265, a Phase 2 product candidate in February 2023 from RadioMedix, Inc., and in June 2022, we announced FDA clearance of our IND application for FPI-2059. Direct costs of $2.4 million for the three months ended March 31, 2023 for our FPI-2265 product candidate are related to the ongoing Phase 2 clinical trial of FPI-2265, including a $1.5 million payment under the RadioMedix Agreement. Direct costs of $0.8 million for the three months ended March 31, 2023 for our FPI-2059 product candidate are related to the initiation of a Phase 1 clinical trial of FPI-2059. The decrease in FPI-1434 of $1.3 million is primarily due to a decrease in manufacturing-related costs for our Phase 1 clinical trial of FPI-1434. In May 2023, we ceased further clinical development of FPI-1966 as a result of a portfolio prioritization decision. We expect to incur wind down costs associated with this program.

Platform development and unallocated research and development expenses were $9.3 million for the three months ended March 31, 2023, compared to $8.3 million for the three months ended March 31, 2022. The increase of $1.1 million was due to an increase of $0.8 million in personnel-related costs and an increase of $0.3 million in costs related to our TAT platform, partially offset by a decrease in other costs of $0.1 million. Personnel-related costs for the three months ended March 31, 2023 and 2022 included share-based compensation of $1.1 million and $0.9 million, respectively. The increase in TAT platform costs was primarily due to increased external costs for preclinical studies and activities associated with our advancement of our TAT platform.

General and Administrative Expenses

General and administrative expenses were $9.0 million for the three months ended March 31, 2023, compared to $8.4 million for the three months ended March 31, 2022. The increase of $0.6 million was primarily due to a $0.6 million increase in professional fees and a $0.5 million increase in personnel-related costs, offset by a $0.6 million decrease in corporate and other costs. The increase in professional fees was primarily due to increased corporate and patent related legal expenses. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our general and administrative functions, including in finance, legal, human resources and business development. Personnel-related costs for the three months ended March 31, 2023 and 2022 included share-based compensation of $2.0 million and $1.7 million, respectively. The decrease in corporate and other costs was primarily due to decreased general corporate, director and officer insurance expenses.

Other Income (Expense)

Interest Income. Interest income for the three months ended March 31, 2023 and 2022 was $1.9 million and $0.1 million, respectively. The increase of $1.8 million was primarily due to increases in interest income driven by increased market rates.

Interest Expense. Interest expense for the three months ended March 31, 2023 was $1.2 million. Interest expense consists of interest owed on outstanding borrowings under our loan and security agreement with Oxford, as well as amortization of debt discount.

Other Income (Expense), Net. Other income (expense), net for the three months ended March 31, 2023 and 2022 was $(0.1) million and $0.5 million, respectively. The net decrease of $0.6 million was primarily related to net realized and unrealized foreign exchange losses incurring during the three months ended March 31, 2023.

Income Tax Benefit

The income tax benefit was less than $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

Since our inception in 2014, we have not generated any revenue from product sales, and have incurred significant operating losses and negative cash flows from our operations. On June 30, 2020, we completed our IPO of our common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs. Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). From our inception through March 31, 2023, we had received net proceeds of $429.4 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). In July 2021, we entered into the Sales Agreement with Jefferies LLC to issue and sell our common shares up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as our agent and/or principal, or the ATM Facility. The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. We have no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of March 31, 2023, we had received net proceeds of $9.2 million from sales of common shares under the Sales Agreement. In April 2022, we received net proceeds of $9.8 million from the funding of the Term A loan facility with Oxford. In September 2022, we received net proceeds of $24.9 million from the funding of the Term B loan facility with Oxford. In February 2023, we received $60.0 million in gross proceeds from a private placement financing in which we issued and sold 17,648,596 of our common shares at an offering price of $3.40 per share.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(25,435)	$(14,971)
Net cash (used in) provided by investing activities	(24,528)	19,131
Net cash provided by financing activities	59,515	1,709
Net increase in cash, cash equivalents and restricted cash	$9,552	$5,869

Operating Activities

During the three months ended March 31, 2023, operating activities used $25.4 million of cash, resulting from our net loss of $24.3 million and net cash used in changes in our operating assets and liabilities of $3.5 million, partially offset by non-cash charges of $2.4 million. Net cash used in changes in our operating assets and liabilities for the three months ended March 31, 2023 primarily consisted of a $2.7 million increase in prepaid expenses and other current assets, a $0.7 million decrease in accounts payable and a $0.3 million decrease in operating lease liabilities.

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

Investing Activities

During the three months ended March 31, 2023, net cash used in investing activities was $24.5 million, consisting of purchases of investments of $62.4 million and purchases of property and equipment of $1.2 million, offset by maturities of investments of $39.1 million.

During the three months ended March 31, 2022, net cash provided by investing activities was $19.1 million, consisting of maturities of investments of $37.1 million, offset by purchases of investments of $17.3 million and purchases of property and equipment of $0.6 million.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $59.5 million, consisting of $60.0 million in gross proceeds from the issuance of common shares in connection with our February 2023 private placement financing and $3.4 million in proceeds from the issuance of common shares from our ATM Facility, net of issuance costs, offset by $3.9 million in offering costs paid in connection with our February 2023 private placement financing.

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

In July 2021, we entered into the Sales Agreement to issue and sell our common shares up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program. As of March 31, 2023, we had received net proceeds of $9.2 million from sales of common shares under the Sales Agreement.

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

We believe that our existing cash, cash equivalents and investments as of March 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. Following the May 2023 announcement to cease further clinical development of our FPI-1966 program and $20.0 million in gross proceeds from our private placement which is expected to close in May 2023, we believe that our cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

During the three months ended March 31, 2023 and 2022, we recognized less than $0.1 million and $0.6 million, respectively, in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss.

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

The Black-Scholes option-pricing model uses as inputs the fair value of our common shares and assumptions we make for the volatility of our common shares, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. As of January 1, 2023, we began using a blended average of our historical volatility and the historical volatility of a publicly traded set of peer companies to calculate the expected volatility when valuing our stock options. Prior to January 1, 2023, since we were historically a private company which lacked sufficient company-specific historical and implied volatility information, we estimated our expected share volatility based on the historical volatility of a publicly traded set of peer companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2023 and December 31, 2022, we had an aggregate cash, cash equivalents, restricted cash and investments balance of $222.5 million and $188.1 million, respectively, which consisted of cash, money market funds, U.S. and Canadian Government agency debt securities, corporate bonds, municipal bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are short-term in nature. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree, by the effect of a change in market interest rates on our investment portfolio.

As of March 31, 2023, we had $35.0 million of borrowings outstanding under the Loan Agreement. Interest on the outstanding borrowings under the Loan Agreement accrues at a floating per annum rate equal to the greater of (i) 8.00% and (ii) the sum of (a) 1-Month CME Term Secured Overnight Financing Rate, or SOFR, (b) 0.10% and (c) 7.90%. An immediate 10% change in the one-month SOFR rate would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. The functional currency of our operating company in Canada and operating company in the U.S. is also the U.S. dollar. As a result, we record no cumulative translation adjustments related to translation of unrealized foreign exchange gains or losses.

For the remeasurement of local currency to the U.S. dollar functional currency of the Canadian entity, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, and income items and expenses are translated into U.S. dollars at the average exchange rate in effect during the period. Resulting transaction gains (losses) are included in other income (expense), net in the consolidated statements of operations and comprehensive loss, as incurred. During the three months ended March 31, 2023 and 2022, recognized transaction gains and losses were insignificant.

We do not believe that we are subject to significant risk related to foreign currency exchange rate changes, and we do not expect that foreign currency transaction gains and losses will have a material effect on our financial position or results of operations in the foreseeable future.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor, research supplies and materials and manufacturing raw materials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023 and 2022.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 13, 2023, we filed an Inter Partes Review, or IPR, petition with the United States Patent and Trademark Office, or USPTO, to challenge the validity of a certain issued U.S. Patent relating to FPI-2265. We cannot predict if the IPR will be instituted by the USPTO or, if instituted, we will prevail.

We are not currently a party to any other material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common shares involves a high degree of risk. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

We have incurred significant net losses in each period since our inception in December 2014. For the three months ended March 31, 2023, we reported a net loss of $24.3 million. For the years ended December 31, 2022 and 2021, we reported net losses of $87.6 million and $81.0 million, respectively. As of March 31, 2023, we had an accumulated deficit of $306.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of FPI-2265, our newly acquired PSMA-I&T asset, FPI-1434, FPI-2059 and FPI-2068, which recently received IND clearance from the FDA and is being jointly developed with AstraZeneca under our collaboration agreement, the planned IND-enabling studies and future clinical trials for our other product candidates and to continue to identify new product candidates. We will require significant additional amounts of funding in order to launch and commercialize our product candidates.

On June 30, 2020, we completed an initial public offering of our common shares by issuing 12,500,000 common shares, at $17.00 per share, for net proceeds of approximately $193.1 million. As of March 31, 2023, we had approximately $222.5 million in cash, cash equivalents, restricted cash and investments. Based on our research and development plans, we expect our cash, cash equivalents and investments at March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. Following the May 2023 announcement to cease further clinical development of our FPI-1966 program and $20.0 million in gross proceeds from our private placement which is expected to close in May 2023, we believe that our cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We will require significant additional amounts of cash in order to continue to develop, launch and commercialize our current and future product candidates to the extent that such launch and commercialization are not the responsibility of a future collaborator that we may contract with in the future. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing FPI-2265, FPI-1434, FPI-2059 and FPI-2068 and our other product candidates;
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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from product sales. We do not expect to generate significant product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Other than FPI-2265, FPI-1434, FPI-2059 and FPI-2068, all of our product candidates are in the preclinical stages of clinical development and will require additional preclinical studies or clinical development as well as regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. As such, we face significant development risk as our product candidates advance further through preclinical and clinical development. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

We are early in our development efforts. FPI-2265, our most advanced product candidate is in Phase 2 and FPI-1434, FPI-2059 and FPI-2068, our other product candidates, are still in the early stages of clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Our business is highly dependent on our lead product candidates, FPI-2265, FPI-1434, FPI-2059 and FPI-2068, as the lead investigational assets for our TAT platform and we must complete preclinical studies and clinical testing before we can seek regulatory approval and begin commercialization of any of our other product candidates. If we are unable to obtain regulatory approval for, and successfully commercialize FPI-2265, FPI-1434, FPI-2059 or FPI-2068, our business may be materially harmed and such failure may affect the viability of our other product candidates.

There is no guarantee that any of our product candidates will proceed in preclinical or clinical development or achieve regulatory approval. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned or, if at all.

There is no guarantee that the results obtained in current and planned preclinical studies or our Phase 1 clinical trials of FPI-2265, FPI-1434, FPI-2059 or FPI-2068 or future clinical trials will be sufficient to obtain regulatory approval. In addition, because our lead product candidates are our most advanced product candidates, and because our future product candidates that use antibodies as a targeting molecule are based or will be based on our Fast-Clear technology, if our lead product candidates encounter safety or efficacy problems, developmental delays, regulatory issues, or other problems, our development plans and business related to our other current or future product candidates using antibodies could be significantly harmed. A failure of either of our lead product candidates may affect the ability to obtain regulatory approval to continue or conduct clinical programs for our other or future product candidates. Further, competitors who are developing products with similar technology may experience problems with their products that could identify problems that would potentially harm our business.

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

We intend to develop FPI-2265, FPI-1434, FPI-2059 and FPI-2068, and may develop future product candidates, for use in combination with one or more currently approved cancer therapies. For example, in May 2021, we announced that we had entered into a clinical trial collaboration with a subsidiary of Merck to evaluate FPI-1434 in combination with Merck’s anti-PD-1 (programmed death receptor-1) therapy, KEYTRUDA® (pembrolizumab), in patients with solid tumors expressing insulin-like growth factor 1 receptor. Even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

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

In addition, for our Phase 2 clinical trial of FPI-2265, assuming successful transfer of RadioMedix’s IND for 225Ac-PSMA-I&T, and our Phase 1 clinical trials of FPI-1434, FPI-2059 and FPI-2068 and any future clinical trials that may be completed for our product candidates, we cannot guarantee that the FDA or similar foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or similar foreign regulatory authorities to support a marketing application, approval of our product candidates may be significantly delayed or prevented entirely, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Initial success in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later-stage trials.

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. For example, our ongoing trials of FPI-2265, FPI-1434, FPI-2059 and FPI-2068 utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Our business may be adversely affected by a pandemic, epidemic or outbreak of an infectious disease, such as the COVID-19 pandemic.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third-party contract manufacturers and contract research organizations upon whom we rely, as well as our ability to recruit patients for our clinical trials. For example, the COVID-19 pandemic had unpredictable impacts on global societies, economies, financial markets, and business practices around the world.

We experienced some temporary delays or disruptions due to the COVID-19 pandemic, including pauses in and delays to patient dosing, limited or reduced patient access to ICU beds, hospitals and healthcare resources generally, delayed initiation of new clinical trial sites and limited on-site personnel support at various trial sites. In addition, certain of our third-party manufacturers and suppliers paused their operations in the early stages of the pandemic, and some paused their operations again as additional waves of the COVID-19 pandemic impacted local communities and/or as a result of national and local regulations.

In the event of another pandemic, epidemic or other outbreak of an infectious disease, we would actively monitor and manage our response and evaluate the actual and potential impacts to our business operations, including on our ongoing and planned clinical trials. We would work closely with our third-party vendors, collaborators, and other parties in order to seek to advance our programs and pipeline of product candidates, while keeping the health and safety of our employees and their families, partners, third-party vendors, healthcare providers, patients and communities a top priority.

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

We have limited financial and personnel resources and are placing significant focus on the development of our lead product candidates, and as such, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. For example, in May 2023, we announced that we had ceased further clinical development of FPI-1966 as a result of a portfolio prioritization decision. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

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

111In, is a key component of our imaging analogues. We source medical grade 111In from a single source. Currently, we believe there is sufficient supply of 111In to advance our ongoing and planned clinical trials, support additional trials we may undertake utilizing 111In and for commercialization of our product candidates. We continually evaluate 111In manufacturers and suppliers and intend to have redundant suppliers prior to the commercial launch of FPI-2265, FPI-1434, FPI-2059 or FPI-2068, if either is approved. While we consider 111In to be readily available, there can be no guarantee that we will be able to secure another 111In supplier or obtain on terms that are acceptable to us.

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

Under the strategic collaboration agreement, the Collaboration Agreement, entered into between us and AstraZeneca UK Limited, or AstraZeneca, in October 2020, we and AstraZeneca will jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer by leveraging our TAT platform and expertise in radiopharmaceuticals with AstraZeneca’s portfolio of antibodies and cancer therapeutics. As an example, Fusion is jointly developing FPI-2068 with AstraZeneca under the companies' multi-asset collaboration agreement. FPI-2068 is a targeted alpha therapy designed to deliver actinium-225 to various solid tumors that express EGFR and cMET. For the combination therapies, the parties will evaluate potential combination strategies involving our existing assets, including our FPI-1434 product candidates, in combination with certain of AstraZeneca’s existing therapeutics for the treatment of various cancers. AstraZeneca is obligated to fully fund all research and development activities for the combination strategies.

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

We are a party to license agreements with third parties pursuant to which we in-license key patent and patent applications for use in one or more of our product candidates. These existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensors may have the right to terminate the licenses, in which event we would not be able to develop or market the products covered by such licensed intellectual property.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting preclinical and clinical trials and other development activities in the United States is not considered an act of infringement. If FPI-2265, FPI-1434, FPI-2059, FPI-2068 or another product candidate is approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we may believe that patent claims or other intellectual property rights of a third party would not have a materially adverse effect on the commercialization of our product candidates, we may be incorrect in this belief, or we may not be able to prove it in litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that may be infringed by our product candidates. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents, held now or obtained in the future by a third party, were found by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product or methods use of the product, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover any aspect of our formulations, any combination therapies or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

As of March 31, 2023, we had 106 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank (“Signature”) and Silvergate Capital Corp. were each swept into receivership, and on May 1, 2023 First Republic Bank (“First Republic”) was placed into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature, First Republic or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature, First Republic or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

Inflation rates across the globe have been rapidly increasing since 2021. Economists generally believe that this recent spike in the inflation rate has been driven by a number of factors including (among others) global supply chain issues, the increased cost of oil and other commodities, changes in consumer buying patterns during the COVID-19 pandemic and the massive influx of money into certain economies as a result of governmental rescue and stimulus programs implemented since the beginning of the COVID-19 pandemic. The current Russia-Ukraine conflict, which has resulted in increased energy prices and sanctions disrupting the normal patterns of global trade, has exacerbated inflationary conditions. To address recent high inflation rates, the Federal Reserve has announced several 0.5% and 0.75% increases to its benchmark interest rate and may approve additional rate increases in 2023. Such increases may be significant and likely spell the end, for the foreseeable future, of what has been a prolonged period of low interest rates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On May 10, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Investors”).

Pursuant to the Purchase Agreement, the Company agreed to sell an aggregate of 4,784,689 of its common shares (the “Shares”), no par value per share (the “Common Shares”), at a purchase price of $4.18 per share, to the Investors for approximately $20.0 million in aggregate gross proceeds (collectively, the “Offering”). The Offering is expected to close on or about May 15, 2023. The Company will pay expenses associated with the sale of these Shares.

On May 10, 2023, in connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”), with the Investors. Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the SEC within 45 calendar days after the closing of the Offering for purposes of registering the resale of the Shares and any Common Shares as a dividend or other distribution with respect to the Shares. The Company agreed to use its commercially reasonable efforts to cause this registration statement to be declared effective by the SEC within 60 days after the filing of the registration statement.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1†*	Third Amendment to Loan and Security Agreement, dated as of March 30, 2023, by and between Oxford Finance LLC and the Company

10.2†

Option and Asset Purchase Agreement by and between the Company and RadioMedix, Inc., dated as of November 14, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 14, 2023 (File No. 001-39344) and incorporated by reference herein)

10.3##

Securities Purchase Agreement, dated as of February 13, 2023, by and among the Company and the Investors named therein (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on February 14, 2023 (File No. 001-39344) and incorporated by reference herein)

10.4##

Registration Rights Agreement, dated as of February 13, 2023, by and among the Company and the Investors named therein (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on February 14, 2023 (File No. 001-39344) and incorporated by reference herein)

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

## The representations and warranties contained in this agreement were made only for purposes of the transactions contemplated by the agreement as of specific dates and may have been qualified by certain disclosures between the parties and a contractual standard of materiality different from those generally applicable under securities laws, among other limitations. The representations and warranties were made for purposes of allocating contractual risk between the parties to the agreement and should not be relied upon as a disclosure of factual information relating to the Company, the Investors or the transactions contemplated by the agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fusion Pharmaceuticals Inc.

Date: May 11, 2023	By:	/s/ John Valliant
John Valliant
Chief Executive Officer

Date: May 11, 2023	By:	/s/ John Crowley
John Crowley
Chief Financial Officer