Form 10-Q
period 2023-06-30
Fusion Pharmaceuticals Inc.
filed 2023-08-08
CIK 1805890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, the registrant had 68,997,564 common shares, with no par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$32,022	$43,861
Accounts receivable	62	61
Short-term investments	166,074	127,013
Prepaid expenses and other current assets	9,283	7,609
Restricted cash	419	454
Total current assets	207,860	178,998
Property and equipment, net	5,709	4,631
Deferred tax assets	5,996	4,806
Restricted cash	849	1,018
Long-term investments	28,423	15,761
Operating lease right-of-use assets	17,632	5,684
Other non-current assets	1,817	8,166
Total assets	$268,286	$219,064
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,061	$2,686
Accrued expenses and other current liabilities	9,343	10,605
Deferred revenue	333	333
Operating lease liabilities	5,357	1,443
Total current liabilities	17,094	15,067
Long-term debt, net of discount	34,492	34,233
Income taxes payable, net of current portion	299	299
Deferred revenue, net of current portion	2,667	2,667
Operating lease liabilities, net of current portion	10,773	4,577
Total liabilities	65,325	56,843
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares, no par value, unlimited shares authorized as of June 30, 2023 and December 31, 2022; 68,990,263 and 44,805,627 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	534,541	444,552
Accumulated other comprehensive loss	(252)	(469)
Accumulated deficit	(331,328)	(281,862)
Total shareholders’ equity	202,961	162,221
Total liabilities and shareholders’ equity	$268,286	$219,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$34	$570	$62	$1,155
Operating expenses:
Research and development	18,994	12,076	34,871	24,737
General and administrative	7,753	7,781	16,759	16,230
Total operating expenses	26,747	19,857	51,630	40,967
Loss from operations	(26,713)	(19,287)	(51,568)	(39,812)
Other income (expense):
Interest income	2,495	198	4,416	281
Interest expense	(1,282)	(251)	(2,505)	(251)
Other income (expense), net	80	(414)	(65)	64
Total other income (expense), net	1,293	(467)	1,846	94
Loss before benefit for income taxes	(25,420)	(19,754)	(49,722)	(39,718)
Income tax benefit	245	681	256	736
Net loss	$(25,175)	$(19,073)	$(49,466)	$(38,982)
Unrealized (loss) gain on investments	(167)	(482)	217	(945)
Comprehensive loss	$(25,342)	$(19,555)	$(49,249)	$(39,927)

Net loss per share—basic and diluted	$(0.38)	$(0.44)	$(0.82)	$(0.90)

Weighted-average common shares outstanding—basic and diluted	66,277,279	43,357,240	60,061,166	43,264,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other	Total Shareholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balances at December 31, 2022	44,805,627	$—	$444,552	$(281,862)	$(469)	$162,221
Issuance of common shares from private placement financing, net of issuance costs	17,648,596	—	56,003	—	—	56,003
Issuance of common shares from at-the-market offering, net of issuance costs	747,336	—	3,367	—	—	3,367
Share-based compensation expense	—	—	3,149	—	—	3,149
Unrealized gain on investments	—	—	—	—	384	384
Net loss	—	—	—	(24,291)	—	(24,291)
Balances at March 31, 2023	63,201,559	$—	$507,071	$(306,153)	$(85)	$200,833
Issuance of common shares from private placement financing, net of issuance costs	4,784,689	—	19,971	—	—	19,971
Issuance of common shares from at-the-market offering, net of issuance costs	1,000,794	—	4,442	—	—	4,442
Issuance of common shares upon exercise of stock options	3,221	—	11	—	—	11
Share-based compensation expense	—	—	3,046	—	—	3,046
Unrealized gain on investments	—	—	—	—	(167)	(167)
Net loss	—	—	—	(25,175)	—	(25,175)
Balances at June 30, 2023	68,990,263	$—	$534,541	$(331,328)	$(252)	$202,961

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other	Total Shareholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balances at December 31, 2021	43,073,727	$—	$425,821	$(194,250)	$(115)	$231,456
Issuance of common shares from at-the-market offering, net of issuance costs	222,726	—	1,627	—	—	1,627
Issuance of common shares upon exercise of stock options	34,685	—	82	—	—	82
Share-based compensation expense	—	—	2,633	—	—	2,633
Unrealized loss on investments	—	—	—	—	(463)	(463)
Net loss	—	—	—	(19,909)	—	(19,909)
Balances at March 31, 2022	43,331,138	$—	$430,163	$(214,159)	$(578)	$215,426
Issuance of common share warrants	—	—	147	—	—	147
Issuance of common shares from at-the-market offering, net of issuance costs	10,000	—	74	—	—	74
Issuance of common shares upon exercise of stock options	43,372	—	79	—	—	79
Share-based compensation expense	—	—	2,736	—	—	2,736
Unrealized loss on investments	—	—	—	—	(482)	(482)
Net loss	—	—	—	(19,073)	—	(19,073)
Balances at June 30, 2022	43,384,510	$—	$433,199	$(233,232)	$(1,060)	$198,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(49,466)	$(38,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,195	5,369
Depreciation and amortization expense	610	419
Non-cash lease expense	999	565
Non-cash interest expense	259	38
(Accretion) amortization of (discounts) premiums on investments, net	(2,592)	277
Deferred tax benefit	(1,190)	(593)
Other	212	1
Changes in operating assets and liabilities:
Accounts receivable	(1)	180
Prepaid expenses and other current assets	(1,675)	1,895
Operating lease right-of-use assets	—	182
Other non-current assets	3,820	66
Accounts payable	(544)	(637)
Accrued expenses and other current liabilities	(1,127)	324
Deferred revenue	—	(831)
Operating lease liabilities	(519)	(560)
Net cash used in operating activities	(45,019)	(32,287)
Cash flows from investing activities:
Purchases of investments	(132,504)	(49,551)
Maturities of investments	83,590	79,293
Purchases of property and equipment	(1,933)	(970)
Net cash (used in) provided by investing activities	(50,847)	28,772
Cash flows from financing activities:
Proceeds from issuance of debt	—	9,835
Proceeds from issuance of common shares from private placement	80,005	—
Proceeds from issuance of common shares from at-the-market offering, net of issuance costs	7,809	1,701
Payment of offering costs	(4,002)	—
Proceeds from issuance of common shares upon exercise of stock options	11	161
Net cash provided by financing activities	83,823	11,697
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,043)	8,182
Cash, cash equivalents and restricted cash at beginning of period	45,333	54,789
Cash, cash equivalents and restricted cash at end of period	$33,290	$62,971
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$816	$276
Cash paid for interest	$2,246	$213
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,947	$339
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$363	$166
Common share issuance costs included in accounts payable and accrued expenses	$29	$—
Issuance of common share warrants under debt facility	$—	$147

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of its convertible preferred shares, including borrowings under a convertible promissory note, which converted into convertible preferred shares, proceeds from sales of its former Irish subsidiary’s preferred exchangeable shares, proceeds from its initial public offering completed in June 2020, proceeds from its “at-the-market” equity offering program (see Note 9), proceeds from its loan and security agreement with Oxford Finance LLC executed in April 2022 (see Note 8), and proceeds from private placement financings completed in February 2023 and May 2023 (see Note 9). The Company has incurred recurring losses since its inception, including net losses of $25.2 million and $49.5 million for the three and six months ended June 30, 2023, respectively, and net losses of $19.1 million and $39.0 million for the three and six months ended June 30, 2022, respectively. In addition, as of June 30, 2023, the Company had an accumulated deficit of $331.3 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations.

Impacts of COVID-19 and Market Conditions on Our Business

The Company believes its financial results for the three and six months ended June 30, 2023 and year ended December 31, 2022 were not significantly impacted by the COVID-19 pandemic. The Company believes its hybrid and remote working arrangements have had limited impact on its ability to maintain internal operations during the three and six months ended June 30, 2023 and year ended December 31, 2022. Further, disruption of global financial markets and a recession or market correction, including as a result of the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and other global macroeconomic factors such as inflation and the recent banking industry volatility, could reduce the Company’s ability to access capital, which could, in the future, negatively affect its business and the value of its common shares.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statement of operations and comprehensive loss, and the condensed consolidated statement of shareholders’ equity, and the condensed consolidated statement of cash flows for the three and six months ended June 30, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023 and the results of its operations and its cash flows for the three and six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

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

During the three and six months ended June 30, 2023, the Company recorded $0.1 million and $(0.3) million, respectively, of foreign currency gains (losses) in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2022, the Company recorded $(0.6) million and $(0.3) million, respectively, of foreign currency (losses) in the condensed consolidated statements of operations and comprehensive loss.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of standard checking accounts, money market accounts, and all highly liquid investments with an original maturity of three months or less at the date of purchase.

As of June 30, 2023 and December 31, 2022, the Company was required to maintain a separate cash balance of $0.2 million to collateralize corporate credit cards with a bank, which was classified as restricted cash, current, on its condensed consolidated balance sheets. The Company also maintained a $0.1 million guaranteed investment certificate to fulfill certain contractual obligations which was classified as restricted cash, current, as of June 30, 2023 and December 31, 2022.

In connection with the Company’s lease agreement entered into in October 2019 (see Note 14), the Company maintained a letter of credit of $1.5 million for the benefit of the landlord, which was reduced to $1.0 million during the six months ended June 30, 2023. As of June 30, 2023, $0.2 million and $0.8 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2022, $0.2 million and $1.0 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash.

As of June 30, 2023 and December 31, 2022, the cash, cash equivalents and restricted cash of $33.3 million and $45.3 million, respectively, presented in the condensed consolidated statements of cash flows included cash and cash equivalents of $32.0 million and $43.9 million, respectively, and restricted cash of $1.3 million and $1.5 million, respectively.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering in shareholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. The Company recorded $0.1 million and $0.2 million of deferred offering costs as of June 30, 2023 and December 31, 2022, respectively, in other non-current assets.

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

For the three and six months ended June 30, 2023, the Company recorded less than $0.1 million and $0.1 million, respectively, of revenue under collaboration agreements. For the three and six months ended June 30, 2022, the Company recorded $0.6 million and $1.2 million, respectively, of revenue under collaboration agreements. Please refer to Note 3, “Collaboration Agreement” for additional details regarding revenue recognition under the AstraZeneca Agreement.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the three and six months ended June 30, 2023 and 2022, unrealized gains and losses on investments are included in other comprehensive (loss) income as a component of shareholders’ equity until realized.

Net Loss per Share

Basic net income (loss) per share attributable to common shareholders is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) attributable to common shareholders is computed by adjusting net income (loss) attributable to common shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common shareholders is computed by dividing the diluted net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares. For purposes of this calculation, outstanding stock options, restricted stock units and warrants are considered potential dilutive common shares.

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

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense. For the three and six months ended June 30, 2023, the Company incurred $0.9 million and $2.7 million, respectively, in research and development expenses relating to the Novel TATs Collaboration which was offset by $0.5 million and $1.1 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs. For the three and six months ended June 30, 2022, the Company incurred $2.6 million and $3.3 million, respectively, in research and development expenses relating to the Novel TATs Collaboration which was offset by $1.2 million and $1.6 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs. As of June 30, 2023 and December 31, 2022, the Company recorded $1.1 million and $0.4 million, respectively, due from AstraZeneca for reimbursement of shared costs in prepaid expenses and other current assets.

Combination Therapies Collaboration

As part of the Combination Therapies Collaboration, the parties will evaluate up to five potential combination strategies involving the Company’s existing assets, including the Company’s FPI-1434 product candidate, in combination with certain of AstraZeneca’s existing therapeutics for the treatment of various cancers. The Company received an upfront payment of $5.0 million from AstraZeneca in December 2020 associated with the Combination Therapies Collaboration. AstraZeneca will fully fund all research and development activities for the combination strategies, until such point as the Company may opt-in to the clinical development activities.

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

The following table presents changes in the Company’s accounts receivable and contract liabilities for the six months ended June 30, 2023 (in thousands):

	Balance as of			Balance as of
	December 31, 2022	Additions	Deductions	June 30, 2023
Accounts receivable	$61	$62	$(61)	$62
Contract liabilities:
Deferred revenue	$3,000	$—	$—	$3,000

During the three and six months ended June 30, 2023 and 2022, the Company recognized the following revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$—	$393	$—	$831

The current portion of deferred revenue and deferred revenue, net of current portion, are $0.3 million and $2.7 million as of June 30, 2023, respectively, which reflects the Company’s estimate of the revenue it expects to recognize within the next 12 months and beyond 12 months, respectively. The Company expects to recognize the revenue associated with the AstraZeneca Agreement in subsequent periods through the year ending December 31, 2026.

4.
Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements as of June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$8,361	$—	$—	$8,361
Canadian Government agency debt securities	—	4,425	—	4,425
Investments:
Commercial paper	—	27,844	—	27,844
Corporate bonds	—	15,136	—	15,136
Canadian Government agency debt securities	—	15,070	—	15,070
U.S. Government agency debt securities	—	136,447	—	136,447
	$8,361	$198,922	$—	$207,283

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,241	$—	$—	$4,241
U.S. Government agency debt securities	—	5,974	—	5,974
Investments:
Commercial paper	—	28,792	—	28,792
Corporate bonds	—	14,342	—	14,342
Municipal bonds	—	2,697	—	2,697
Canadian Government agency debt securities	—	19,911	—	19,911
U.S. Government agency debt securities	—	77,032	—	77,032
	$4,241	$148,748	$—	$152,989

During the six months ended June 30, 2023 and the year ended December 31, 2022, there were no transfers between Level 1, Level 2 and Level 3.

5.
Investments

Investments consisted of the following (in thousands):

	June 30, 2023
	Amortized Cost	Fair Value
Due within one year or less	$166,096	$166,074
Due after one year through three years	28,653	28,423
	$194,749	$194,497

	December 31, 2022
	Amortized Cost	Fair Value
Due within one year or less	$127,441	$127,013
Due after one year through three years	15,802	15,761
	$143,243	$142,774

As of June 30, 2023, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$27,870	$1	$(27)	$27,844	$27,844	$—
Corporate bonds	15,229	3	(96)	15,136	7,885	7,251
Canadian Government agency debt securities	14,777	301	(8)	15,070	15,070	—
U.S. Government agency debt securities	136,873	5	(431)	136,447	115,275	21,172
	$194,749	$310	$(562)	$194,497	$166,074	$28,423

As of December 31, 2022, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$28,804	$10	$(22)	$28,792	$28,792	$—
Corporate bonds	14,354	4	(16)	14,342	9,469	4,873
Municipal bonds	2,705	—	(8)	2,697	2,697	—
Canadian Government agency debt securities	20,065	23	(177)	19,911	19,911	—
U.S. Government agency debt securities	77,315	15	(298)	77,032	66,144	10,888
	$143,243	$52	$(521)	$142,774	$127,013	$15,761

6.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid external research and development expenses	$4,646	$3,741
Prepaid insurance	—	1,295
Prepaid software subscriptions	602	402
Income tax receivable	269	386
Interest receivable	688	332
Other receivable due from AstraZeneca	1,053	352
Canadian harmonized sales tax receivable	330	592
Other	1,695	509
	$9,283	$7,609

7.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued employee compensation and benefits	$3,469	$4,140
Accrued external research and development expenses	4,139	4,914
Accrued professional and consulting fees	1,135	916
Unearned grant income	436	591
Other	164	44
	$9,343	$10,605

8.
Debt

Long-term debt, net of discount, consisted of the following (in thousands):

June 30,
2023
Principal amount of long‑term debt	$35,000
Less: Current portion of long‑term debt	—
Long‑term debt, net of current portion	35,000
Accretion of Final Fee	273
Debt discount	(781)
Long‑term debt, net of discount	$34,492

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

The Loan Agreement contains financial covenants that require the Company to maintain certain minimum cash balances generally equal to 55% of the outstanding principal or 110% of the outstanding principal in cases where the cash balances are not maintained in accounts pledged as collateral for the benefit of the Lender. The Company was in compliance with all such covenants as of June 30, 2023. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable. The Company’s obligations under the Loan Agreement are collateralized by a first priority security interest in substantially all of its assets.

As of June 30, 2023, the estimated future principal payments due were as follows (in thousands):

Year Ending December 31,
2023 (six months)	$—
2024	—
2025	10,652
2026	18,261
2027	6,087
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

9.
Equity

Common Shares

On May 10, 2023, the Company entered into a Securities Purchase Agreement (the “May 2023 Purchase Agreement”) with the purchasers named therein (the “May 2023 Investors”). Pursuant to the May 2023 Purchase Agreement, the Company agreed to sell an aggregate of 4,784,689 of its common shares, no par value per share, at a purchase price of $4.18 per share, to the May 2023 Investors for net proceeds of approximately $20.0 million after deducting fees and offering costs (collectively, the “May 2023 Offering”). The May 2023 Offering closed on May 15, 2023.

On February 13, 2023, the Company entered into a Securities Purchase Agreement (the “February 2023 Purchase Agreement”) with the purchasers named therein (the “February 2023 Investors”). Pursuant to the February 2023 Purchase Agreement, the Company agreed to sell an aggregate of 17,648,596 of its common shares, no par value per share, at a purchase price of $3.40 per share, to the February 2023 Investors for net proceeds of approximately $56.0 million after deducting fees and offering costs (collectively, the “February 2023 Offering”). The February 2023 Offering closed on February 16, 2023.

In July 2021, the Company entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC to issue and sell common shares of up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as the Company’s agent and/or principal (the “ATM Facility”). The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. The Company has no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of June 30, 2023, the Company has sold 3,211,011 common shares for net proceeds of $13.6 million under the Sales Agreement.

As of June 30, 2023, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue unlimited common shares, each with no par value per share.

Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through June 30, 2023, no cash dividends had been declared or paid by the Company.

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

The Company is obligated to issue additional warrants to the Lender in the event the Term C loan facility and/or the Term D loan facility is funded. As of June 30, 2023, there were 196,120 common share warrants outstanding.

10.
Share-based Compensation

2020 Stock Option and Incentive Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on June 24, 2020. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 4,273,350, which is cumulatively increased each January 1 by 4% of the number of the Company’s common shares outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee of the board of directors. The common shares underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares, expire or are otherwise terminated (other than by exercise) under the 2020 Plan and the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) will be added back to the common shares available for issuance under the 2020 Plan. The total number of common shares reserved for issuance under the 2020 Plan was 10,073,496 shares as of June 30, 2023.

As of June 30, 2023, 1,436,819 shares remained available for future grant under the 2020 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2017 Equity Incentive Plan

The 2017 Plan provides for the Company to grant incentive stock options or nonqualified stock options, restricted share awards and restricted share units to employees, officers, directors and non-employee consultants of the Company.

As of June 30, 2023 and December 31, 2022, no shares remained available for future grant under the 2017 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2020 Employee Share Purchase Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Employee Share Purchase Plan (the “ESPP”), which became effective on June 24, 2020. A total of 450,169 common shares were reserved for issuance under this plan. In addition, the number of common shares that may be issued under the ESPP is automatically increased each January 1 by the lesser of (i) 900,338 common shares, (ii) 1% of the number of the Company’s common shares outstanding on the immediately preceding December 31 and (iii) such lesser number of shares as determined by the Company’s compensation committee of the board of directors. As of June 30, 2023, 43,857 shares were issued under the ESPP. The total number of common shares reserved for issuance under the ESPP was 1,746,220 shares as of June 30, 2023.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.69%	3.27%	3.83%	1.79%
Expected term (in years)	5.9	5.8	6.0	5.7
Expected volatility	66.6%	67.8%	65.4%	62.4%
Expected dividend yield	0%	0%	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	10,531,555	$7.08	7.5	$4,434
Granted	4,315,000	3.76
Exercised	(3,221)	3.55
Forfeited/cancelled	(684,341)	7.15
Outstanding as of June 30, 2023	14,158,993	$6.06	7.9	$14,399
Vested and expected to vest as of June 30, 2023	14,067,927	$6.03	7.9	$14,399
Options exercisable as of June 30, 2023	6,378,773	$6.69	6.6	$8,210

Included in the table above are 2,726,850 options outstanding as of June 30, 2023 that were granted outside of the 2020 Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those options that had exercise prices lower than the fair value of the Company’s common shares. The intrinsic value for stock options exercised during the six months ended June 30, 2023 and 2022 was less than $0.1 million and $0.3 million, respectively. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2023 and 2022 was $2.35 and $4.33 per share, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity since December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested as of December 31, 2022	65,500	$5.91
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested as of June 30, 2023	65,500	$5.91

Share-based Compensation

Share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expenses	$1,111	$933	$2,249	$1,818
General and administrative expenses	1,935	1,803	3,946	3,551
	$3,046	$2,736	$6,195	$5,369

As of June 30, 2023, total unrecognized share-based compensation expense related to unvested stock options was $24.7 million, which is expected to be recognized over a weighted-average period of 2.9 years. Additionally, as of June 30, 2023, the Company has unrecognized share-based compensation expense of $0.7 million related to unvested stock options with performance-based vesting conditions for which performance has not been deemed probable.

As of June 30, 2023, total unrecognized share-based compensation expense related to unvested restricted stock units was $0.3 million, which is expected to be recognized over a weighted-average period of 1.8 years.

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

During the three and six months ended June 30, 2023 and 2022, the Company did not make any payments to CPDC or recognize any research and development expenses under the license agreements with CPDC.

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

During the three and six months ended June 30, 2023 and 2022, the Company did not make any payments to ImmunoGen or recognize any research and development expenses under the ImmunoGen Agreement.

Asset Acquisition from Rainier Therapeutics, Inc. and License Agreement with Genentech, Inc.

In March 2020 (the “Closing”), the Company and Rainier Therapeutics, Inc. (“Rainier”) entered into an asset acquisition agreement (the “Rainier Agreement”). Under the Rainier Agreement, the Company purchased all rights, title and interest to Rainier’s, and any of its affiliates’ and sublicensees’, patents and other tangible and intangible assets to perform research and to develop, manufacture and commercialize a specified compound of antibody molecules that bind to targets for the prevention, treatment and diagnosis of all diseases and conditions only using such compound as an antibody drug conjugate. The Company concluded to account for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset.

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

During the three and six months ended June 30, 2023 and 2022, the Company did not recognize any research and development expense associated with the Second Amended Rainier Agreement.

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

During the three and six months ended June 30, 2023 and 2022, the Company did not make any payments to Genentech or recognize any research and development expenses under the Genentech License Agreement.

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

As of June 30, 2023, the TRIUMF entities had achieved certain milestones under the Collaboration Agreement totaling $3.0 million CAD (equivalent to $2.3 million at the time of payment) which were paid during the year ended December 31, 2021 and are being recognized as research and development expense over the period of performance by the TRIUMF entities. During each of the three and six months ended June 30, 2023 and 2022, the Company recognized the amortization of less than $0.1 million as research and development expense under the Collaboration Agreement.

As previously contemplated, on August 12, 2021, the parties amended the Collaboration Agreement in order to expand the scope of the project and the Company agreed to make an additional financial investment of up to $15.0 million CAD in connection with development of new process technology for the manufacture of 225Ac upon the achievement of certain milestones under an amendment to the Collaboration Agreement (the “Amended Collaboration Agreement”). In connection with the Amended Collaboration Agreement, the parties have formed a company (“NewCo”) to hold certain intellectual property derived from the collaboration. NewCo is jointly owned and managed by the Company and the TRIUMF entities and its purpose is to manufacture 225Ac for the research, clinical and commercial needs of the Company, and in certain circumstances, other third parties. The supply of 225Ac by NewCo to the Company shall be done under a commercial supply agreement, to be negotiated by NewCo and the Company. The Company is expected to purchase at least 50% of its annual 225Ac requirements from NewCo, unless NewCo is unable to supply such necessary quantities to the Company, in which case the Company may use other 225Ac suppliers to meet its commercial needs. As of June 30, 2023, there were no assets held by NewCo.

As of June 30, 2023, the TRIUMF entities had achieved certain milestones under the Amended Collaboration Agreement totaling $8.5 million CAD (equivalent to $6.6 million at the time of payment), of which $2.6 million was paid during the year ended December 31, 2022 and $3.9 million was paid during the year ended December 31, 2021. These amounts are being recognized as research and development expense over the period of performance by the TRIUMF entities. During the three and six months ended June 30, 2023, the Company recognized the amortization of $0.5 million and $0.8 million, respectively, as research and development expense under the Amended Collaboration Agreement. During the three and six months ended June 30, 2022, the Company recognized the amortization of $0.4 million and $0.5 million, respectively, as research and development expense under the Amended Collaboration Agreement.

The Company recorded $2.1 million and $1.6 million of milestone payments in prepaid expenses and other current assets and other non-current assets, respectively, as of June 30, 2023 based on its estimate of costs to be incurred over the 12 months following the balance sheet date for both the Collaboration Agreement and the Amended Collaboration Agreement.

Asset Acquisition from Ipsen Pharma SAS

In March 2021, the Company and Ipsen Pharma SAS (“Ipsen”) announced that the parties had entered into an asset purchase agreement (the “Ipsen Agreement”) whereby the Company agreed to acquire Ipsen’s intellectual property and assets related to IPN-1087, a small molecule targeting neurotensin receptor 1 (“NTSR1”), a protein expressed on multiple solid tumor types. The Company intends to combine its expertise and proprietary TAT platform with IPN-1087 to create an alpha-emitting radiopharmaceutical targeting solid tumors expressing NTSR1. The Company and Ipsen submitted a pre-merger notification and report form with the United States Federal Trade Commission and the Antitrust Division of the United States Department of Justice in accordance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The acquisition closed after completion of this antitrust review in April 2021. The Company concluded to account for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset.

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

During the three and six months ended June 30, 2023 and 2022, the Company did not make any payments to Ipsen or recognize any research and development expenses under the Ipsen Agreement.

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

As of June 30, 2023, Niowave had achieved certain milestones under the Niowave Agreement totaling $2.8 million, of which $1.9 million was paid during the six months ended June 30, 2023 and $0.9 million was paid during the year ended December 31, 2022. These amounts are being recognized as research and development expense over the period of performance by Niowave. During the three and six months ended June 30, 2023, the Company recognized $0.5 million and $0.7 million, respectively, as research and development expense under the Niowave Agreement. During the three and six months ended June 30, 2022, the Company recognized $0.1 million as research and development expense under the Collaboration and Supply Agreement.

The Company recorded $1.2 million of milestone payments in prepaid expenses and other current assets as of June 30, 2023 based on its estimate of costs to be incurred over the 12 months following the balance sheet date for the Niowave Agreement.

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

On February 10, 2023, the Company notified RadioMedix of its decision to exercise the RadioMedix Option, paid the $1.5 million option exercise fee and closed the acquisition. During the six months ended June 30, 2023, the Company recognized the $1.5 million option exercise fee as research and development expense under the RadioMedix Agreement.

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

Pursuant to the RadioMedix Agreement, the Company is prohibited from terminating or deprioritizing the development of 225Ac PSMA I&T, subject to specified exceptions. If the Company terminates or deprioritizes the development of 225Ac PSMA I&T, and does not sell, license or otherwise transfer its rights to a third-party within 12 months of such termination, the Company and RadioMedix are required to negotiate the return of 225Ac PSMA I&T and related assets to RadioMedix in return for specified reimbursement costs to the Company.

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

Asset Purchase Agreement with Undisclosed Third-Party

On June 1, 2023, the Company and an undisclosed, unrelated third-party entered into an asset purchase agreement (the “Third-Party Agreement”), pursuant to which the undisclosed third-party granted to the Company the rights to all know-how and information related to an unspecified target, including governmental authorizations, regulatory materials, books and records, patents, third party claims and causes of action, and all other assets, rights and properties. The Company concluded to account for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset. During the three and six months ended June 30, 2023, the Company paid an upfront payment of $0.7 million under the Third-Party Agreement which was recognized as research and development expense.

Pursuant to the terms of the Third-Party Agreement, the Company is obligated to pay (i) up to an additional $7.5 million upon the achievement of certain clinical and regulatory milestones, (ii) low single-digit royalties on potential future net sales, subject to specified reductions, and (iii) up to an additional $50.0 million in net sales milestones; in each case, relating to products covered by the Third-Party Agreement.

12.
Income Taxes

The Company is domiciled in Canada and is primarily subject to taxation in that country. During the three and six months ended June 30, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in Canada in each period due to its uncertainty of realizing a benefit from those items. During the three and six months ended June 30, 2023, the Company recorded a tax benefit of $0.2 million and $0.3 million, respectively, primarily related to the Company’s foreign-derived intangible income deduction, partially offset by discrete share-based compensation items. Under the Tax Cuts and Jobs Act, taxpayers can no longer immediately expense qualified research and development expenditures. Taxpayers are now required to capitalize and amortize these costs over five years for research conducted within the United States or 15 years for research conducted abroad. As a result, the capitalization requirement increased the Company’s deferred tax assets and current tax liabilities, but also decreased its effective tax rate by increasing the foreign-derived intangible income deduction. During the three and six months ended June 30, 2022, the Company recorded a tax benefit of $0.7 million, primarily related to discrete share-based compensation items and return to provision adjustments arising during these periods from its operating company in the U.S.

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the three and six months ended June 30, 2023 and 2022, the Company excluded Canada from the calculation of the AETR as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets both in the United States and Canada, which primarily consist of net operating loss carryforwards in Canada. The Company has considered its history of cumulative net losses in Canada, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its Canadian deferred tax assets. As a result, as of June 30, 2023 and December 31, 2022, the Company has recorded a full valuation allowance against its net deferred tax assets in Canada.

13.
Net Loss per Share

Net Loss per Share Attributable to Common Shareholders

Basic and diluted net loss per share attributable to common shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(25,175)	$(19,073)	$(49,466)	$(38,982)

Denominator:
Weighted-average common shares outstanding—basic and diluted	66,277,279	43,357,240	60,061,166	43,264,175
Net loss per share attributable to common shareholders —basic and diluted	$(0.38)	$(0.44)	$(0.82)	$(0.90)

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

	Six Months Ended June 30,
	2023	2022
Options to purchase common shares	14,158,993	9,924,748
Unvested restricted stock units	65,500	73,700
Warrants to purchase common shares	196,120	26,110
	14,420,613	10,024,558

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

In October 2019, the Company entered into an operating lease for office space in Boston, Massachusetts, which expires February 2026 and has no renewal options. In connection with entering into the original lease agreement, the Company issued a letter of credit of

$1.5 million for the benefit of the landlord, which was reduced to $1.0 million during the six months ended June 30, 2023. As of June 30, 2023, $0.2 million and $0.8 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2022, $0.2 million and $1.0 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash.

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

In June 2021, the Company entered into a lease for a manufacturing facility in Hamilton, Ontario. The Company currently expects the rent for the manufacturing facility to commence in the third quarter of 2023. The Company currently expects the lease end date for the manufacturing facility to be in June 2038. The lease has a five-year renewal option, which the Company is not reasonably certain to exercise and therefore was not included in the expected lease term. Upon execution of the lease in June 2021, the Company paid $2.5 million CAD (equivalent to $2.1 million at the time of payment) which represented an initial direct cost paid prior to the lease commencement date. The Company determined that the lease is an operating lease and commenced for accounting purposes on March 31, 2023, when the Company obtained access to the space for its’ intended use. In connection with the lease commencement for accounting purposes, the Company recorded an operating right-of-use asset of $10.8 million (including the $2.1 million payment that was previously recorded to prepaid rent as a component of other non-current assets) obtained in exchange for an operating lease liability of $8.9 million.

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

The components of operating lease cost, which are included within operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$994	$369	$1,490	$735
Variable lease cost	127	27	149	40
Total lease cost	$1,121	$396	$1,639	$775

The following table summarizes supplemental information for the Company’s operating leases:

As of June 30,
2023
Weighted-average remaining lease term (in years)	10.2
Weighted average discount rate	11.0%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$1,009

As of June 30, 2023, the future maturities of operating lease liabilities are as follows (in thousands):

Year Ending December 31,
2023 (six months)	$3,934
2024	3,135
2025	2,598
2026	2,357
2027	1,341
Thereafter	13,688
Total lease payments	$27,053
Less: imputed interest	(10,923)
Total lease liabilities	$16,130

15.
Commitments and Contingencies

Manufacturing Commitments

In January 2019, and as amended in September 2020, the Company entered into an agreement with CPDC, a related party (see Note 16), to manufacture clinical trial materials. In August 2022, this agreement was assigned and transferred to a third-party CDMO who is not a related party. As of June 30, 2023, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.4 million over the following twelve months.

In May 2019, the Company entered into an agreement with a third-party CDMO to manufacture clinical trial materials. As of June 30, 2023, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.5 million over the following twelve months.

On January 26, 2023, the Company entered into an agreement with another third-party CDMO to manufacture clinical trial materials. As of June 30, 2023, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.3 million over the following twelve months.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 11).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2023 or December 31, 2022.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Research and development expenses	$418	$1,408
General and administrative expenses	3	17
	$421	$1,425

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

During the three and six months ended June 30, 2022, the Company made payments to CPDC in connection with the services described above of $0.4 million and $1.1 million, respectively. As of June 30, 2023 and December 31, 2022, there were no amounts due to CPDC by the Company in connection with the services described above.

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

	June 30, 2023	December 31, 2022
United States	$405	$465
Canada	5,304	4,166
	$5,709	$4,631

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

Recent data from over 250 patients treated in investigator sponsored trials with 225Ac-PSMA agents, including both patients previously treated with 177Lu-PSMA radiopharmaceuticals (approximately 100 patients) and 177Lu-PSMA radiopharmaceutical therapy naïve patients, have shown compelling clinical data and biochemical response rates (including PSA50, the percentage of participants who had a prostate-specific antigen, or PSA, decline of at least 50 percent from baseline) and a tolerability profile that we believe supports further development of an 225Ac-based PSMA-targeted therapy. We believe our access to 225Ac and expertise developing alpha therapies provides an opportunity for us to begin treating patients refractory to lutetium-based PSMA therapies as well as an opportunity to move to earlier lines of therapy both as a monotherapy and in combination with other agents. Following the acquisition from RadioMedix, the investigational new drug application, or IND, was transferred to us. We intend to expand the FPI-2265 clinical program across multiple sites, and expect to report preliminary data for the first 20-30 patients in this study, including safety and efficacy data, in the first quarter of 2024.

Our second most advanced product candidate, FPI-1434, utilizes our Fast-Clear linker to connect a humanized monoclonal antibody that targets the insulin-like growth factor 1 receptor, or IGF-1R, with 225Ac. We are currently evaluating FPI-1434 as a monotherapy in the dose escalation portion of a Phase 1 clinical trial in patients with IGF-1R positive solid tumors to assess its safety, tolerability and pharmacokinetics as well as to identify the recommended Phase 2 dose. As part of the screening process, patients are administered the imaging analogue of FPI-1434, which utilizes the same linker and targeting molecule, but replaces 225Ac with the radioactive isotope indium-111, or 111In, and only those patients who meet predefined tumor uptake and dosimetry, and show organ radiation exposure within the limits of established standards for normal organ radiation tolerability, are advanced into the trial. In our ongoing Phase 1 trial, we are currently exploring various dosing levels of FPI-1434 using a dosing regimen in which a small dose of cold antibody (naked IGF-1R antibody without the conjugated isotope) is administered prior to the imaging analogue and prior to each dose of FPI-1434. We refer to this dosing regimen as the “cold/hot” dosing regimen which resulted, in part, from a cold antibody sub-study, or CASS, that was performed as part of the Phase 1 study. In the CASS we observed improved lesion uptake in most patients who received the cold IGF-1R antibody pre-administration and the lesion uptake was independent of anatomic location (including bone, mediastinum, lung, liver, and lymph nodes). Following the results of the CASS data, we prioritized the "cold/hot” dosing regimen over a previously explored “hot only” regimen that did not pre-administer cold antibody. Interim Phase 1 clinical data were presented at the Society of Nuclear Medicine and Molecular Imaging (“SNMMI”) Annual Meeting in June 2023. Three patients were dosed in the first cohort at a dose of 15 kBq/kg following pre-administration of cold antibody. In this first cohort, “cold/hot” dosing was observed to be safe with no treatment-related serious adverse events (“SAEs”) or dose limiting toxicities (“DLTs”). The results demonstrated that pre-administration of cold antibody improved tumor uptake while also reducing hematological toxicity observed in the “hot only” dosing arm, potentially enhancing the therapeutic index. When normalized to 15 kBq/kg, the average lesion absorbed dose and dose/volume in the “cold/hot” arm were nearly double the level compared to “hot only”. Further, the 15 kBq/kg “cold/hot” dosing arm showed comparable systemic exposure to approximately 40 kBq/kg of a “hot only” dose but with an improved hematological profile as measured by changes in platelet count. We are currently enrolling the second cohort in the “cold/hot” dosing regimen at 25 kBq/kg. The Company expects to report data from this cohort around year-end 2023.

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

Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. On June 30, 2020, we completed our initial public offering, or IPO, of our common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs. Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). Through June 30, 2023, we had received net proceeds of $453.8 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). In July 2021, we entered into an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC to issue and sell up to $100.0 million of our common shares, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as our agent. As of June 30, 2023, we had received net proceeds of $13.6 million from sales of common shares under the Sales Agreement. In April 2022, we received net proceeds of $9.8 million from the funding of the Term A loan facility with Oxford Finance LLC, or Oxford. In September 2022, we received net proceeds of $24.9 million from the funding of the Term B loan facility with Oxford. In February 2023, we received approximately $56.0 million in net proceeds from a private placement financing in which we issued and sold 17,648,596 of our common shares at an offering price of $3.40 per share. In May 2023, we received approximately $20.0 million in net proceeds from a private placement financing in which we issued and sold 4,784,689 of our common shares at an offering price of $4.18 per share.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $25.2 million and $49.5 million for the three and six months ended June 30, 2023, respectively, and $19.1 million and $39.0 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $331.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2023, we had cash, cash equivalents and investments of $226.5 million. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025.

Impacts of COVID-19 and Market Conditions on Our Business

We believe our financial results for the three and six months ended June 30, 2023 and year ended December 31, 2022 were not significantly impacted by the COVID-19 pandemic. We believe our hybrid and remote working arrangements have had limited impact on our ability to maintain internal operations during the three and six months ended June 30, 2023 and year ended December 31, 2022. Further, disruption of global financial markets and a recession or market correction, including as a result of the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and other global macroeconomic factors such as inflation and the recent banking industry volatility, could reduce our ability to access capital, which could, in the future, negatively affect our business and the value of our common shares.

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

During the three and six months ended June 30, 2023, we recognized less than $0.1 million and $0.1 million, respectively, in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss. During the three and six months ended June 30, 2022, we recognized $0.6 million and $1.2 million, respectively, in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss.

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

In connection with the AstraZeneca Agreement, we and AstraZeneca are both active participants in the research and development activities of the collaboration and we are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement with respect to the novel TATs program, or the Novel TATs Collaboration. As this arrangement falls within the scope of ASC 808, Collaborative Arrangements, or ASC 808, all payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense. For the three and six months ended June 30, 2023, the Company incurred $0.9 million and $2.7 million, respectively, in research and development expenses relating to the

Novel TATs Collaboration which was offset by $0.5 million and $1.1 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs. For the three and six months ended June 30, 2022, the Company incurred $2.6 million and $3.3 million, respectively, in research and development expenses relating to the Novel TATs Collaboration which was offset by $1.2 million and $1.6 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Collaboration revenue	$34	$570	$(536)
Operating expenses:
Research and development	18,994	12,076	6,918
General and administrative	7,753	7,781	(28)
Total operating expenses	26,747	19,857	6,890
Loss from operations	(26,713)	(19,287)	(7,426)
Other income (expense):
Interest income	2,495	198	2,297
Interest expense	(1,282)	(251)	(1,031)
Other income (expense), net	80	(414)	494
Total other income (expense), net	1,293	(467)	1,760
Loss before benefit for income taxes	(25,420)	(19,754)	(5,666)
Income tax benefit	245	681	(436)
Net loss	$(25,175)	$(19,073)	$(6,102)

Collaboration Revenue

Collaboration revenue was less than $0.1 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively, for services provided under the AstraZeneca Agreement. The decrease of $0.5 million is due to a decrease in actual costs incurred and its impact on the calculation of the extent of progress towards completion using the cost-to-cost method for the Combination Therapies Collaboration.

Research and Development Expenses

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$1,843	$1,656	$187
FPI-1966	3,079	1,056	2,023
FPI-2059	1,159	855	304
FPI-2068	124	—	124
FPI-2265	2,154	—	2,154
Platform development and unallocated research and development expenses:
TAT platform	4,234	3,448	786
Personnel related (including share-based compensation)	5,758	4,568	1,190
Other	643	493	150
Total research and development expenses	$18,994	$12,076	$6,918

Research and development expenses were $19.0 million for the three months ended June 30, 2023, compared to $12.1 million for the three months ended June 30, 2022. The increase of $6.9 million was primarily due to an increase of $4.8 million in direct costs related to our FPI-1434, FPI-1966, FPI-2059, FPI-2068 and FPI-2265 product candidates, and an increase of $2.1 million in platform development and unallocated research and development costs, described below. We have incurred program expenses for FPI-2265 during the three months ended June 30, 2023. FPI-2265 is a TAT designed to target and deliver 225Ac to tumor sites expressing PSMA. We acquired FPI-2265, a Phase 2 product candidate in February 2023 from RadioMedix. Direct costs of $2.2 million for the three months ended June 30, 2023 for our FPI-2265 product candidate are related to the ongoing Phase 2 clinical trial of FPI-2265. In May 2023, we ceased further clinical development of FPI-1966 as a result of a portfolio prioritization decision. The increase in FPI-1966 of $2.0 million is primarily due to the wind down of program-related activities and study close out costs. In connection with the clearance of the IND in April 2023, we have also incurred program expenses for FPI-2068, a TAT designed to deliver 225Ac to various solid tumors that express EGFR and cMET, during the three months ended June 30, 2023.

Platform development and unallocated research and development expenses were $10.6 million for the three months ended June 30, 2023, compared to $8.5 million for the three months ended June 30, 2022. The increase of $2.1 million was due to an increase of $1.2 million in personnel-related costs, an increase of $0.8 million in costs related to our TAT platform and an increase in other costs of $0.1 million. Personnel-related costs for the three months ended June 30, 2023 and 2022 included share-based compensation of $1.1 million and $0.9 million, respectively. The increase in TAT platform costs was primarily due to increased external costs for preclinical studies and activities associated with our advancement of our TAT platform.

General and Administrative Expenses

General and administrative expenses were $7.8 million for the three months ended June 30, 2023 and 2022. Personnel-related costs for the three months ended June 30, 2023 and 2022 included share-based compensation of $1.9 million and $1.8 million, respectively.

Other Income (Expense)

Interest Income. Interest income for the three months ended June 30, 2023 and 2022 was $2.5 million and $0.2 million, respectively. The increase of $2.3 million was primarily due to increases in interest income driven by increased market rates.

Interest Expense. Interest expense for the three months ended June 30, 2023 and 2022 was $1.3 million and $0.3 million, respectively. Interest expense consists of interest owed on outstanding borrowings under our loan and security agreement with Oxford, as well as amortization of debt discount.

Other Income (Expense), Net. Other income (expense), net for the three months ended June 30, 2023 and 2022 was $0.1 million and $(0.4) million, respectively. The net decrease of $0.5 million was primarily related to net realized and unrealized foreign exchange losses incurring during the three months ended June 30, 2022.

Income Tax Benefit

The income tax benefit was $0.2 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $0.4 million was primarily related to discrete share-based compensation items and return to provision adjustments arising during the three months ended June 30, 2022 from our operating company in the U.S.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Collaboration revenue	$62	$1,155	$(1,093)
Operating expenses:
Research and development	34,871	24,737	10,134
General and administrative	16,759	16,230	529
Total operating expenses	51,630	40,967	10,663
Loss from operations	(51,568)	(39,812)	(11,756)
Other income (expense):
Interest income	4,416	281	4,135
Interest expense	(2,505)	(251)	(2,254)
Other (expense) income, net	(65)	64	(129)
Total other income (expense), net	1,846	94	1,752
Loss before benefit for income taxes	(49,722)	(39,718)	(10,004)
Income tax benefit	256	736	(480)
Net loss	$(49,466)	$(38,982)	$(10,484)

Collaboration Revenue

Collaboration revenue was $0.1 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively, for services provided under the AstraZeneca Agreement. The decrease of $1.1 million is due to a decrease in actual costs incurred and its impact on the calculation of the extent of progress towards completion using the cost-to-cost method for the Combination Therapies Collaboration.

Research and Development Expenses

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$3,971	$5,062	$(1,091)
FPI-1966	4,244	2,057	2,187
FPI-2059	1,995	855	1,140
FPI-2068	124	—	124
FPI-2265	4,585	—	4,585
Platform development and unallocated research and development expenses:
TAT platform	7,233	6,107	1,126
Personnel related (including share-based compensation)	11,520	9,568	1,952
Other	1,199	1,088	111
Total research and development expenses	$34,871	$24,737	$10,134

Research and development expenses were $34.9 million for the six months ended June 30, 2023, compared to $24.7 million for the six months ended June 30, 2022. The increase of $10.1 million was primarily due to an increase of $6.9 million in direct costs related to our FPI-1434, FPI-1966, FPI-2059, FPI-2068 and FPI-2265 product candidates, and an increase of $3.2 million in platform development and unallocated research and development costs, described below. We have incurred program expenses for FPI-2265 during the six months ended June 30, 2023. FPI-2265 is a TAT designed to target and deliver 225Ac to tumor sites expressing PSMA. We acquired FPI-2265, a Phase 2 product candidate in February 2023 from RadioMedix. Direct costs of $4.6 million for the six months ended June 30, 2023 for our FPI-2265 product candidate are related to the ongoing Phase 2 clinical trial of FPI-2265, including a $1.5 million payment under the RadioMedix Agreement. In May 2023, we ceased further clinical development of FPI-1966 as a result of a portfolio prioritization decision. The increase in FPI-1966 of $2.2 million is primarily due to the wind down of program-related activities and study close out costs. The increase in FPI-2059 of $1.1 million is due to the continued expenditures related to our Phase 1 clinical trial of FPI-2059 as a monotherapy in patients with solid tumors expressing NTSR1. In connection with the clearance of the IND in April 2023, we have also incurred program expenses for FPI-2068, a TAT designed to deliver 225Ac to various solid tumors that express EGFR and cMET, during the six months ended June 30, 2023. The decrease in FPI-1434 of $1.1 million is primarily due to a decrease in manufacturing-related costs for our Phase 1 clinical trial of FPI-1434.

Platform development and unallocated research and development expenses were $20.0 million for the six months ended June 30, 2023, compared to $16.8 million for the six months ended June 30, 2022. The increase of $3.2 million was due to an increase of $2.0 million in personnel-related costs, an increase of $1.1 million in costs related to our TAT platform and an increase in other costs of $0.1 million. Personnel-related costs for the six months ended June 30, 2023 and 2022 included share-based compensation of $2.2 million and $1.8 million, respectively. The increase in TAT platform costs was primarily due to increased external costs for preclinical studies and activities associated with our advancement of our TAT platform.

General and Administrative Expenses

General and administrative expenses were $16.8 million for the six months ended June 30, 2023, compared to $16.2 million for the six months ended June 30, 2022. The increase of $0.5 million was primarily due to a $0.8 million increase in personnel-related costs and a $0.7 million increase in professional fees, partially offset by a decrease of $1.0 million in corporate and other costs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our general and administrative functions, including in finance, legal, human resources and business development. Personnel-related costs for the six months ended June 30, 2023 and 2022 included share-based compensation of $3.9 million and $3.6 million, respectively. The increase in professional fees was primarily due to increased corporate and patent related legal expenses. The decrease in corporate and other costs was primarily due to decreased general corporate, director and officer insurance expenses.

Other Income (Expense)

Interest Income. Interest income for the six months ended June 30, 2023 and 2022 was $4.4 million and $0.3 million, respectively. The increase of $4.1 million was primarily due to increases in interest income driven by increased market rates.

Interest Expense. Interest expense for the six months ended June 30, 2023 and 2022 was $2.5 million and $0.3 million, respectively. Interest expense consists of interest owed on outstanding borrowings under our loan and security agreement with Oxford, as well as amortization of debt discount.

Other (Expense) Income, Net. Other income (expense), net for the six months ended June 30, 2023 and 2022 was $(0.1) million and $0.1 million, respectively. The net decrease of $0.1 million was primarily related to net realized and unrealized foreign exchange losses incurring during the six months ended June 30, 2023.

Income Tax Benefit (Provision)

The income tax benefit was $0.3 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $0.5 million was primarily related to discrete share-based compensation items and return to provision adjustments arising during the six months ended June 30, 2022 from our operating company in the U.S.

Liquidity and Capital Resources

Since our inception in 2014, we have not generated any revenue from product sales, and have incurred significant operating losses and negative cash flows from our operations. On June 30, 2020, we completed our IPO of our common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs. Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). From our inception through June 30, 2023, we had received net proceeds of $453.8 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). In July 2021, we entered into the Sales Agreement with Jefferies LLC to issue and sell our common shares up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as our agent and/or principal, or the ATM Facility. The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. We have no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of June 30, 2023, we had received net proceeds of $13.6 million from sales of common shares under the Sales Agreement. In April 2022, we received net proceeds of $9.8 million from the funding of the Term A loan facility with Oxford. In September 2022, we received net proceeds of $24.9 million from the funding of the Term B loan facility with Oxford. In February 2023, we received approximately $56.0 million in net proceeds from a private placement financing in which we issued and sold 17,648,596 of our common shares at an offering price of $3.40 per share. In May 2023, we received approximately $20.0 million in net proceeds from a private placement financing in which we issued and sold 4,784,689 of our common shares at an offering price of $4.18 per share.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(45,019)	$(32,287)
Net cash (used in) provided by investing activities	(50,847)	28,772
Net cash provided by financing activities	83,823	11,697
Net (decrease) increase in cash, cash equivalents and restricted cash	$(12,043)	$8,182

Operating Activities

During the six months ended June 30, 2023, operating activities used $45.0 million of cash, resulting from our net loss of $49.5 million and net cash used in changes in our operating assets and liabilities of less than $1.0 million, partially offset by non-cash charges of $4.5 million. Net cash used in changes in our operating assets and liabilities for the six months ended June 30, 2023 primarily consisted of a $1.7 million increase in prepaid expenses and other current assets, a $1.1 million decrease in accrued expenses and other current liabilities, a $0.5 million decrease in accounts payable and a $0.5 million decrease in operating lease liabilities, partially offset by a $3.8 million decrease in other non-current assets.

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

Investing Activities

During the six months ended June 30, 2023, net cash used in investing activities was $50.8 million, consisting of purchases of investments of $132.5 million and purchases of property and equipment of $1.9 million, offset by maturities of investments of $83.6 million.

During the six months ended June 30, 2022, net cash provided by investing activities was $28.8 million, consisting of maturities of investments of $79.3 million, offset by purchases of investments of $49.6 million and purchases of property and equipment of $1.0 million.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $83.8 million, primarily consisting of $80.0 million in gross proceeds from the issuance of common shares in connection with our February 2023 and May 2023 private placement financings and $7.8 million in proceeds from the issuance of common shares from our ATM Facility, net of issuance costs, offset by $4.0 million in offering costs paid in connection with our February 2023 and May 2023 private placement financings.

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

We believe that our existing cash, cash equivalents and investments as of June 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

During the three and six months ended June 30, 2023, we recognized less than $0.1 million and $0.1 million, respectively, in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss. During the three and six months ended June 30, 2022, we recognized $0.6 million and $1.2 million, respectively, in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2023 and December 31, 2022, we had an aggregate cash, cash equivalents, restricted cash and investments balance of $227.8 million and $188.1 million, respectively, which consisted of cash, money market funds, U.S. and Canadian Government agency debt securities, corporate bonds, municipal bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are short-term in nature. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree, by the effect of a change in market interest rates on our investment portfolio.

As of June 30, 2023, we had $35.0 million of borrowings outstanding under the Loan Agreement. Interest on the outstanding borrowings under the Loan Agreement accrues at a floating per annum rate equal to the greater of (i) 8.00% and (ii) the sum of (a) 1-Month CME Term Secured Overnight Financing Rate, or SOFR, (b) 0.10% and (c) 7.90%. An immediate 10% change in the one-month SOFR rate would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. The functional currency of our operating company in Canada and operating company in the U.S. is also the U.S. dollar. As a result, we record no cumulative translation adjustments related to translation of unrealized foreign exchange gains or losses.

For the remeasurement of local currency to the U.S. dollar functional currency of the Canadian entity, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, and income items and expenses are translated into U.S. dollars at the average exchange rate in effect during the period. Resulting transaction gains (losses) are included in other income (expense), net in the consolidated statements of operations and comprehensive loss, as incurred. During the three and six months ended June 30, 2023 and 2022, recognized transaction gains and losses were insignificant.

We do not believe that we are subject to significant risk related to foreign currency exchange rate changes, and we do not expect that foreign currency transaction gains and losses will have a material effect on our financial position or results of operations in the foreseeable future.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor, research supplies and materials and manufacturing raw materials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2023 and 2022.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022. Careful consideration should be given to these risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common shares involves a high degree of risk. If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1##

Securities Purchase Agreement, dated as of May 10, 2023, by and among the Company and the Investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2023 (File No. 001-39344) and incorporated by reference herein)

10.2##

Registration Rights Agreement, dated as of May 10, 2023, by and among the Company and the Investors named therein (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 11, 2023 (File No. 001-39344) and incorporated by reference herein)

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

Fusion Pharmaceuticals Inc.

Date: August 8, 2023	By:	/s/ John Valliant
John Valliant
Chief Executive Officer

Date: August 8, 2023	By:	/s/ John Crowley
John Crowley
Chief Financial Officer