Form 10-Q
period 2023-09-30
Fusion Pharmaceuticals Inc.
filed 2023-11-07
CIK 1805890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 27, 2023, the registrant had 72,405,840 common shares, with no par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$26,787	$43,861
Accounts receivable	41	61
Short-term investments	164,561	127,013
Prepaid expenses and other current assets	11,407	7,609
Restricted cash	469	454
Total current assets	203,265	178,998
Property and equipment, net	5,463	4,631
Deferred tax assets	6,878	4,806
Restricted cash	849	1,018
Long-term investments	15,931	15,761
Operating lease right-of-use assets	19,518	5,684
Other non-current assets	1,473	8,166
Total assets	$253,377	$219,064
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,057	$2,686
Accrued expenses and other current liabilities	9,922	10,605
Deferred revenue	333	333
Operating lease liabilities	6,166	1,443
Total current liabilities	17,478	15,067
Long-term debt, net of discount	34,631	34,233
Income taxes payable, net of current portion	299	299
Deferred revenue, net of current portion	667	2,667
Operating lease liabilities, net of current portion	11,831	4,577
Total liabilities	64,906	56,843
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares, no par value, unlimited shares authorized as of September 30, 2023 and December 31, 2022; 69,154,178 and 44,805,627 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	537,892	444,552
Accumulated other comprehensive loss	(841)	(469)
Accumulated deficit	(348,580)	(281,862)
Total shareholders’ equity	188,471	162,221
Total liabilities and shareholders’ equity	$253,377	$219,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$2,006	$166	$2,068	$1,321
Operating expenses:
Research and development	14,585	16,551	49,456	41,288
General and administrative	6,810	7,420	23,569	23,650
Total operating expenses	21,395	23,971	73,025	64,938
Loss from operations	(19,389)	(23,805)	(70,957)	(63,617)
Other income (expense):
Interest income	2,818	572	7,234	853
Interest expense	(1,325)	(382)	(3,830)	(633)
Other income (expense), net	391	(1,159)	326	(1,095)
Total other income (expense), net	1,884	(969)	3,730	(875)
Loss before benefit for income taxes	(17,505)	(24,774)	(67,227)	(64,492)
Income tax benefit	253	761	509	1,497
Net loss	$(17,252)	$(24,013)	$(66,718)	$(62,995)
Unrealized loss on investments	(589)	(196)	(372)	(1,141)
Comprehensive loss	$(17,841)	$(24,209)	$(67,090)	$(64,136)

Net loss per share—basic and diluted	$(0.25)	$(0.55)	$(1.06)	$(1.45)

Weighted-average common shares outstanding—basic and diluted	69,050,107	43,683,738	63,090,406	43,405,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other	Total Shareholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balances at December 31, 2022	44,805,627	$—	$444,552	$(281,862)	$(469)	$162,221
Issuance of common shares from private placement financing, net of issuance costs	17,648,596	—	56,003	—	—	56,003
Issuance of common shares from at-the-market offering, net of issuance costs	747,336	—	3,367	—	—	3,367
Share-based compensation expense	—	—	3,149	—	—	3,149
Unrealized gain on investments	—	—	—	—	384	384
Net loss	—	—	—	(24,291)	—	(24,291)
Balances at March 31, 2023	63,201,559	$—	$507,071	$(306,153)	$(85)	$200,833
Issuance of common shares from private placement financing, net of issuance costs	4,784,689	—	19,971	—	—	19,971
Issuance of common shares from at-the-market offering, net of issuance costs	1,000,794	—	4,442	—	—	4,442
Issuance of common shares upon exercise of stock options	3,221	—	11	—	—	11
Share-based compensation expense	—	—	3,046	—	—	3,046
Unrealized loss on investments	—	—	—	—	(167)	(167)
Net loss	—	—	—	(25,175)	—	(25,175)
Balances at June 30, 2023	68,990,263	$—	$534,541	$(331,328)	$(252)	$202,961
Issuance of common shares from at-the-market offering, net of issuance costs	6,676	—	45	—	—	45
Issuance of common shares under ESPP	147,114	—	287	—	—	287
Issuance of common shares upon exercise of stock options	10,125	—	25	—	—	25
Share-based compensation expense	—	—	2,994	—	—	2,994
Unrealized loss on investments	—	—	—	—	(589)	(589)
Net loss	—	—	—	(17,252)	—	(17,252)
Balances at September 30, 2023	69,154,178	$—	$537,892	$(348,580)	$(841)	$188,471

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other	Total Shareholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balances at December 31, 2021	43,073,727	$—	$425,821	$(194,250)	$(115)	$231,456
Issuance of common shares from at-the-market offering, net of issuance costs	222,726	—	1,627	—	—	1,627
Issuance of common shares upon exercise of stock options	34,685	—	82	—	—	82
Share-based compensation expense	—	—	2,633	—	—	2,633
Unrealized loss on investments	—	—	—	—	(463)	(463)
Net loss	—	—	—	(19,909)	—	(19,909)
Balances at March 31, 2022	43,331,138	$—	$430,163	$(214,159)	$(578)	$215,426
Issuance of common share warrants	—	—	147	—	—	147
Issuance of common shares from at-the-market offering, net of issuance costs	10,000	—	74	—	—	74
Issuance of common shares upon exercise of stock options	43,372	—	79	—	—	79
Share-based compensation expense	—	—	2,736	—	—	2,736
Unrealized loss on investments	—	—	—	—	(482)	(482)
Net loss	—	—	—	(19,073)	—	(19,073)
Balances at June 30, 2022	43,384,510	$—	$433,199	$(233,232)	$(1,060)	$198,907
Issuance of common shares pursuant to asset purchase agreements	156,679	—	1,285	—	—	1,285
Issuance of common share warrants	—	—	415	—	—	415
Issuance of common shares from at-the-market offering, net of issuance costs	1,186,342	—	3,981	—	—	3,981
Issuance of common shares under ESPP	28,261	—	53	—	—	53
Issuance of common shares upon exercise of stock options	6,022	—	13	—	—	13
Share-based compensation expense	—	—	2,697	—	—	2,697
Unrealized loss on investments	—	—	—	—	(196)	(196)
Net loss	—	—	—	(24,013)	—	(24,013)
Balances at September 30, 2022	44,761,814	$—	$441,643	$(257,245)	$(1,256)	$183,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(66,718)	$(62,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	9,189	8,066
Depreciation and amortization expense	984	661
Non-cash lease expense	1,669	852
Non-cash interest expense	398	88
(Accretion) amortization of (discounts) premiums on investments, net	(2,975)	93
Deferred tax benefit	(2,072)	(2,511)
Common shares issued to acquire in-process research & development	—	1,285
Other	(35)	(86)
Changes in operating assets and liabilities:
Accounts receivable	20	142
Prepaid expenses and other current assets	(3,799)	220
Operating lease right-of-use assets	—	182
Other non-current assets	3,979	439
Accounts payable	(1,542)	(886)
Accrued expenses and other current liabilities	(179)	2,344
Deferred revenue	(2,000)	(959)
Operating lease liabilities	(777)	(847)
Net cash used in operating activities	(63,858)	(53,912)
Cash flows from investing activities:
Purchases of investments	(171,333)	(75,496)
Maturities of investments	136,218	142,708
Purchases of property and equipment	(2,406)	(1,192)
Net cash (used in) provided by investing activities	(37,521)	66,020
Cash flows from financing activities:
Proceeds from issuance of debt	—	34,693
Proceeds from issuance of common shares from private placement	80,005	—
Proceeds from issuance of common shares from at-the-market offering, net of issuance costs	7,854	5,682
Payment of offering costs	(4,031)	—
Proceeds from issuance of common shares upon exercise of stock options and ESPP	323	227
Net cash provided by financing activities	84,151	40,602
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,228)	52,710
Cash, cash equivalents and restricted cash at beginning of period	45,333	54,789
Cash, cash equivalents and restricted cash at end of period	$28,105	$107,499
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,331	$1,096
Cash paid for interest	$3,432	$545
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,746	$339
Increase in right-of-use assets and operating lease liabilities from operating lease modifications	$757	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$18	$531
Issuance of common share warrants under debt facility	$—	$562

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of its convertible preferred shares, including borrowings under a convertible promissory note, which converted into convertible preferred shares, proceeds from sales of its former Irish subsidiary’s preferred exchangeable shares, proceeds from its initial public offering completed in June 2020, proceeds from its “at-the-market” equity offering program (see Note 9), proceeds from its loan and security agreement with Oxford Finance LLC executed in April 2022 (see Note 8), and proceeds from private placement financings completed in February 2023 and May 2023 (see Note 9). The Company has incurred recurring losses since its inception, including net losses of $17.3 million and $66.7 million for the three and nine months ended September 30, 2023, respectively, and net losses of $24.0 million and $63.0 million for the three and nine months ended September 30, 2022, respectively. In addition, as of September 30, 2023, the Company had an accumulated deficit of $348.6 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations.

Impacts of COVID-19 and Market Conditions on Our Business

The Company believes its financial results for the three and nine months ended September 30, 2023 and year ended December 31, 2022 were not significantly impacted by the COVID-19 pandemic. The Company believes its hybrid and remote working arrangements have had limited impact on its ability to maintain internal operations during the three and nine months ended September 30, 2023 and year ended December 31, 2022. Further, disruption of global financial markets and a recession or market correction, including as a result of the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, the ongoing conflict in Israel and the Middle East, and other global macroeconomic factors such as inflation and the recent banking industry volatility, could reduce the Company’s ability to access capital, which could, in the future, negatively affect its business and the value of its common shares.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statement of operations and comprehensive loss, and the condensed consolidated statement of shareholders’ equity, and the condensed consolidated statement of cash flows for the three and nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023 and the results of its operations and its cash flows for the three and nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

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

During the three and nine months ended September 30, 2023, the Company recorded $0.1 million and $(0.1) million, respectively, of foreign currency gains (losses) in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2022, the Company recorded $(1.3) million and $(1.6) million, respectively, of foreign currency (losses) in the condensed consolidated statements of operations and comprehensive loss.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of standard checking accounts, money market accounts, and all highly liquid investments with an original maturity of three months or less at the date of purchase.

As of September 30, 2023 and December 31, 2022, the Company was required to maintain a separate cash balance of $0.2 million to collateralize corporate credit cards with a bank, which was classified as restricted cash, current, on its condensed consolidated balance sheets. The Company also maintained a $0.1 million guaranteed investment certificate to fulfill certain contractual obligations which was classified as restricted cash, current, as of September 30, 2023 and December 31, 2022.

In connection with the Company’s lease agreement entered into in October 2019 (see Note 14), the Company maintained a letter of credit of $1.5 million for the benefit of the landlord, which was reduced to $1.0 million during the nine months ended September 30, 2023. As of September 30, 2023, $0.2 million and $0.8 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2022, $0.2 million and $1.0 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash.

As of September 30, 2023 and December 31, 2022, the cash, cash equivalents and restricted cash of $28.1 million and $45.3 million, respectively, presented in the condensed consolidated statements of cash flows included cash and cash equivalents of $26.8 million and $43.9 million, respectively, and restricted cash of $1.3 million and $1.5 million, respectively.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering in shareholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. The Company recorded $0.1 million and $0.2 million of deferred offering costs as of September 30, 2023 and December 31, 2022, respectively, in other non-current assets.

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

For the three and nine months ended September 30, 2023, the Company recorded $2.0 million and $2.1 million, respectively, of revenue under collaboration agreements. For the three and nine months ended September 30, 2022, the Company recorded $0.2 million and $1.3 million, respectively, of revenue under collaboration agreements. Please refer to Note 3, “Collaboration Agreement” for additional details regarding revenue recognition under the AstraZeneca Agreement.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the three and nine months ended September 30, 2023 and 2022, unrealized gains and losses on investments are included in other comprehensive (loss) income as a component of shareholders’ equity until realized.

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

The AstraZeneca Agreement consists of two distinct collaboration programs: novel TATs and combination therapies. Under the AstraZeneca Agreement, the parties may develop up to three novel TATs (the “Novel TATs Collaboration”). The parties will also evaluate potential combination strategies involving the Company’s existing assets, including the Company’s lead candidate FPI-1434, in combination with certain of AstraZeneca’s existing therapeutics for the treatment of various cancers (the “Combination Therapies Collaboration”).

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

Novel TATs Collaboration

As part of the Novel TATs Collaboration, the parties may develop up to three novel TATs. The Company and AstraZeneca will share development costs equally (with each party responsible for the cost of its own supply in connection with such development). Either party has the right to opt out of the co-development and co-commercialization arrangement at pre-determined timepoints and obtain exclusive rights to a novel TAT in exchange for milestone payments to the other party of up to $145.0 million per novel TAT and a low or high single-digit royalties on future sales (depending on the opt out time point). If neither party opts out, and unless otherwise agreed by the parties, AstraZeneca will lead worldwide commercialization activities for the novel TATs, subject to the Company’s option to co-promote the TATs in the U.S. All profits and losses resulting from such commercialization activities will be shared equally. In January 2022, the Company announced the nomination of the first novel TAT candidate under the Novel TATs Collaboration, which the Company refers to as FPI-2068. FPI-2068 is a TAT designed to deliver 225Ac to various solid tumors that express epidermal growth factor receptor (“EGFR”) and mesenchymal epithelial transition factor (“cMET”). In April 2023, the Company announced the clearance of investigational new drug applications (“INDs”) for FPI-2068 and its corresponding imaging analogue, FPI-2107, by the U.S. Food and Drug Administration (the “FDA”).

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

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense. For the three and nine months ended September 30, 2023, the Company incurred $0.9 million and $3.5 million, respectively, in research and development expenses relating to the Novel TATs Collaboration which was offset by $0.4 million and $1.4 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs. For the three and nine months ended September 30, 2022, the Company incurred $1.3 million and $4.6 million, respectively, in research and development expenses relating to the Novel TATs Collaboration which was offset by $0.8 million and $2.4 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs. As of September 30, 2023 and December 31, 2022, the Company recorded $0.8 million and $0.4 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs in prepaid expenses and other current assets.

Combination Therapies Collaboration

As part of the Combination Therapies Collaboration, the parties will evaluate potential combination strategies involving the Company’s existing assets, including the Company’s FPI-1434 product candidate, in combination with certain of AstraZeneca’s existing therapeutics for the treatment of various cancers. The Company received an upfront payment of $5.0 million from AstraZeneca in December 2020 associated with the Combination Therapies Collaboration. AstraZeneca will fully fund all research and development activities for the combination strategies, until such point as the Company may opt-in to the clinical development activities.

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

During the three and nine months ended September 30, 2023, the Company recognized $2.0 million in collaboration revenue from deferred revenue (as shown in the table below) as a result of obligations for two of the potential combination strategies expiring pursuant to the terms of the AstraZeneca Agreement.

The following table presents changes in the Company’s accounts receivable and contract liabilities for the nine months ended September 30, 2023 (in thousands):

	Balance as of			Balance as of
	December 31, 2022	Additions	Deductions	September 30, 2023
Accounts receivable	$61	$68	$(88)	$41
Contract liabilities:
Deferred revenue	$3,000	$—	$(2,000)	$1,000

During the three and nine months ended September 30, 2023 and 2022, the Company recognized the following revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$2,000	$128	$2,000	$959

The current portion of deferred revenue and deferred revenue, net of current portion, are $0.3 million and $0.7 million as of September 30, 2023, respectively, which reflects the Company’s estimate of the revenue it expects to recognize within the next 12 months and beyond 12 months, respectively. The Company expects to recognize the revenue associated with the AstraZeneca Agreement in subsequent periods through the year ending December 31, 2025.

4.
Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements as of September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$11,243	$—	$—	$11,243
Canadian Government agency debt securities	—	735	—	735
Investments:
Commercial paper	—	25,612	—	25,612
Corporate bonds	—	17,949	—	17,949
Canadian Government agency debt securities	—	16,723	—	16,723
U.S. Government agency debt securities	—	120,208	—	120,208
	$11,243	$181,227	$—	$192,470

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,241	$—	$—	$4,241
U.S. Government agency debt securities	—	5,974	—	5,974
Investments:
Commercial paper	—	28,792	—	28,792
Corporate bonds	—	14,342	—	14,342
Municipal bonds	—	2,697	—	2,697
Canadian Government agency debt securities	—	19,911	—	19,911
U.S. Government agency debt securities	—	77,032	—	77,032
	$4,241	$148,748	$—	$152,989

During the nine months ended September 30, 2023 and the year ended December 31, 2022, there were no transfers between Level 1, Level 2 and Level 3.

5.
Investments

Investments consisted of the following (in thousands):

	September 30, 2023
	Amortized Cost	Fair Value
Due within one year or less	$165,269	$164,561
Due after one year through three years	16,064	15,931
	$181,333	$180,492

	December 31, 2022
	Amortized Cost	Fair Value
Due within one year or less	$127,441	$127,013
Due after one year through three years	15,802	15,761
	$143,243	$142,774

As of September 30, 2023, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$25,642	$—	$(30)	$25,612	$25,612	$—
Corporate bonds	18,052	3	(106)	17,949	10,680	7,269
Canadian Government agency debt securities	17,098	26	(401)	16,723	16,723	—
U.S. Government agency debt securities	120,541	3	(336)	120,208	111,546	8,662
	$181,333	$32	$(873)	$180,492	$164,561	$15,931

As of December 31, 2022, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$28,804	$10	$(22)	$28,792	$28,792	$—
Corporate bonds	14,354	4	(16)	14,342	9,469	4,873
Municipal bonds	2,705	—	(8)	2,697	2,697	—
Canadian Government agency debt securities	20,065	23	(177)	19,911	19,911	—
U.S. Government agency debt securities	77,315	15	(298)	77,032	66,144	10,888
	$143,243	$52	$(521)	$142,774	$127,013	$15,761

6.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid external research and development expenses	$4,453	$3,741
Prepaid insurance	1,486	1,295
Prepaid software subscriptions	564	402
Income tax receivable	155	386
Interest receivable	716	332
Other receivable due from AstraZeneca	838	352
Canadian harmonized sales tax receivable	617	592
Refundable deposits due from counterparties	1,257	—
Other	1,321	509
	$11,407	$7,609

7.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued employee compensation and benefits	$4,516	$4,140
Accrued external research and development expenses	4,125	4,914
Accrued professional and consulting fees	755	916
Unearned grant income	394	591
Other	132	44
	$9,922	$10,605

8.
Debt

Long-term debt, net of discount, consisted of the following (in thousands):

September 30,
2023
Principal amount of long‑term debt	$35,000
Less: Current portion of long‑term debt	—
Long‑term debt, net of current portion	35,000
Accretion of Final Fee	355
Debt discount	(724)
Long‑term debt, net of discount	$34,631

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

The Loan Agreement contains financial covenants that require the Company to maintain certain minimum cash balances generally equal to 55% of the outstanding principal or 110% of the outstanding principal in cases where the cash balances are not maintained in accounts pledged as collateral for the benefit of the Lender. The Company was in compliance with all such covenants as of September 30, 2023. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable. The Company’s obligations under the Loan Agreement are collateralized by a first priority security interest in substantially all of its assets.

As of September 30, 2023, the estimated future principal payments due were as follows (in thousands):

Year Ending December 31,
2023 (three months)	$—
2024	—
2025	10,652
2026	18,261
2027	6,087
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

In July 2021, the Company entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC to issue and sell common shares of up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as the Company’s agent and/or principal (the “ATM Facility”). The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. The Company has no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of September 30, 2023, the Company has sold 3,217,687 common shares for net proceeds of $13.7 million under the Sales Agreement.

As of September 30, 2023, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue unlimited common shares, each with no par value per share.

Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through September 30, 2023, no cash dividends had been declared or paid by the Company.

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

The Company is obligated to issue additional warrants to the Lender in the event the Term C loan facility and/or the Term D loan facility is funded. As of September 30, 2023, there were 196,120 common share warrants outstanding.

10.
Share-based Compensation

2020 Stock Option and Incentive Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on June 24, 2020. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 4,273,350, which is cumulatively increased each January 1 by 4% of the number of the Company’s common shares outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee of the board of directors. The common shares underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares, expire or are otherwise terminated (other than by exercise) under the 2020 Plan and the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) will be added back to the common shares available for issuance under the 2020 Plan. The total number of common shares reserved for issuance under the 2020 Plan was 10,076,123 shares as of September 30, 2023.

As of September 30, 2023, 1,501,855 shares remained available for future grant under the 2020 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2017 Equity Incentive Plan

The 2017 Plan provides for the Company to grant incentive stock options or nonqualified stock options, restricted share awards and restricted share units to employees, officers, directors and non-employee consultants of the Company.

As of September 30, 2023 and December 31, 2022, no shares remained available for future grant under the 2017 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2020 Employee Share Purchase Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Employee Share Purchase Plan (the “ESPP”), which became effective on June 24, 2020. A total of 450,169 common shares were reserved for issuance under this plan. In addition, the number of common shares that may be issued under the ESPP is automatically increased each January 1 by the lesser of (i) 900,338 common shares, (ii) 1% of the number of the Company’s common shares outstanding on the immediately preceding December 31 and (iii) such lesser number of shares as determined by the Company’s compensation committee of the board of directors. As of September 30, 2023, 190,971 shares were issued under the ESPP. The total number of common shares reserved for issuance under the ESPP was 1,746,220 shares as of September 30, 2023.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.15%	3.23%	3.86%	1.94%
Expected term (in years)	6.1	6.1	6.0	5.7
Expected volatility	67.4%	68.4%	65.5%	63.0%
Expected dividend yield	0%	0%	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	10,531,555	$7.08	7.5	$4,434
Granted	4,679,000	3.72
Exercised	(13,346)	2.71
Forfeited/cancelled	(927,827)	7.07
Outstanding as of September 30, 2023	14,269,382	$5.98	7.8	$2,520
Vested and expected to vest as of September 30, 2023	14,178,316	$5.94	7.8	$2,520
Options exercisable as of September 30, 2023	6,928,132	$6.67	6.6	$2,114

Included in the table above are 2,902,900 options outstanding as of September 30, 2023 that were granted outside of the 2020 Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those options that had exercise prices lower than the fair value of the Company’s common shares. The intrinsic value for stock options exercised during the nine months ended September 30, 2023 and 2022 was less than $0.1 million and $0.3 million, respectively. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2023 and 2022 was $2.33 and $4.06 per share, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity since December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested as of December 31, 2022	65,500	$5.91
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested as of September 30, 2023	65,500	$5.91

Share-based Compensation

Share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expenses	$1,122	$930	$3,371	$2,748
General and administrative expenses	1,872	1,767	5,818	5,318
	$2,994	$2,697	$9,189	$8,066

As of September 30, 2023, total unrecognized share-based compensation expense related to unvested stock options was $22.2 million, which is expected to be recognized over a weighted-average period of 2.7 years. Additionally, as of September 30, 2023, the Company has unrecognized share-based compensation expense of $0.7 million related to 91,066 unvested stock options with performance-based vesting conditions for which performance has not been deemed probable.

As of September 30, 2023, total unrecognized share-based compensation expense related to unvested restricted stock units was $0.3 million, which is expected to be recognized over a weighted-average period of 1.6 years.

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

During the three and nine months ended September 30, 2023 and 2022, the Company did not make any payments to CPDC or recognize any research and development expenses under the license agreements with CPDC.

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

During the three and nine months ended September 30, 2023 and 2022, the Company did not make any payments to ImmunoGen or recognize any research and development expenses under the ImmunoGen Agreement.

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

During the three and nine months ended September 30, 2023, the Company did not recognize any research and development expense associated with the Second Amended Rainier Agreement. During the three and nine months ended September 30, 2022, the

Company recognized $3.3 million of research and development expense associated with the payment of $2.0 million and the issuance of 156,679 of its common shares as noted above.

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

During the three and nine months ended September 30, 2023 and 2022, the Company did not make any payments to Genentech or recognize any research and development expenses under the Genentech License Agreement.

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

As of September 30, 2023, the TRIUMF entities had achieved certain milestones under the Collaboration Agreement totaling $3.0 million CAD (equivalent to $2.3 million at the time of payment) which were paid during the year ended December 31, 2021 and are being recognized as research and development expense over the period of performance by the TRIUMF entities. During each of the three and nine months ended September 30, 2023, the Company recognized the amortization of less than $0.1 million as research and development expense under the Collaboration Agreement. During the three and nine months ended September 30, 2022, the Company recognized the amortization of less than $0.1 million and $0.1 million, respectively, as research and development expense under the Collaboration Agreement.

As previously contemplated, on August 12, 2021, the parties amended the Collaboration Agreement in order to expand the scope of the project and the Company agreed to make an additional financial investment of up to $15.0 million CAD in connection with development of new process technology for the manufacture of 225Ac upon the achievement of certain milestones under an amendment to the Collaboration Agreement (the “Amended Collaboration Agreement”). In connection with the Amended Collaboration Agreement, the parties have formed a company (“NewCo”) to hold certain intellectual property derived from the collaboration. NewCo is jointly owned and managed by the Company and the TRIUMF entities and its purpose is to manufacture 225Ac for the research, clinical and commercial needs of the Company, and in certain circumstances, other third parties. The supply of 225Ac by NewCo to the Company shall be done under a commercial supply agreement, to be negotiated by NewCo and the Company. The Company is expected to purchase at least 50% of its annual 225Ac requirements from NewCo, unless NewCo is unable to supply such necessary quantities to the Company, in which case the Company may use other 225Ac suppliers to meet its commercial needs. As of September 30, 2023, there were no assets held by NewCo.

As of September 30, 2023, the TRIUMF entities had achieved certain milestones under the Amended Collaboration Agreement totaling $8.5 million CAD (equivalent to $6.6 million at the time of payment), of which $2.6 million was paid during the year ended December 31, 2022 and $3.9 million was paid during the year ended December 31, 2021. These amounts are being recognized as research and development expense over the period of performance by the TRIUMF entities. During the three and nine months ended September 30, 2023, the Company recognized the amortization of $0.2 million and $1.1 million, respectively, as research and development expense under the Amended Collaboration Agreement. During the three and nine months ended September 30, 2022, the Company recognized the amortization of $0.2 million and $0.8 million, respectively, as research and development expense under the Amended Collaboration Agreement.

The Company recorded $2.1 million and $1.4 million of milestone payments in prepaid expenses and other current assets and other non-current assets, respectively, as of September 30, 2023 based on its estimate of costs to be incurred over the 12 months following the balance sheet date for both the Collaboration Agreement and the Amended Collaboration Agreement.

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

During the three and nine months ended September 30, 2023 and 2022, the Company did not make any payments to Ipsen or recognize any research and development expenses under the Ipsen Agreement.

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

As of September 30, 2023, Niowave had achieved certain milestones under the Niowave Agreement totaling $2.8 million, of which $1.9 million was paid during the nine months ended September 30, 2023 and $0.9 million was paid during the year ended December 31, 2022. These amounts are being recognized as research and development expense over the period of performance by Niowave. During the three and nine months ended September 30, 2023, the Company recognized less than $0.1 million and $0.7 million, respectively, as research and development expense under the Niowave Agreement. During the three and nine months ended September 30, 2022, the Company recognized $0.4 million and $0.5 million, respectively, as research and development expense under the Niowave Agreement.

The Company recorded $1.2 million of milestone payments in prepaid expenses and other current assets as of September 30, 2023 based on its estimate of costs to be incurred over the 12 months following the balance sheet date for the Niowave Agreement.

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

On February 10, 2023, the Company notified RadioMedix of its decision to exercise the RadioMedix Option, paid the $1.5 million option exercise fee and closed the acquisition. During the nine months ended September 30, 2023, the Company recognized the $1.5 million option exercise fee as research and development expense under the RadioMedix Agreement.

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

Asset Purchase Agreement with Undisclosed Third-Party

On June 1, 2023, the Company and an undisclosed, unrelated third-party entered into an asset purchase agreement (the “Third-Party Agreement”), pursuant to which the undisclosed third-party granted to the Company the rights to all know-how and information related to an unspecified target, including governmental authorizations, regulatory materials, books and records, patents, third party claims and causes of action, and all other assets, rights and properties. The Company concluded to account for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset. During the nine months ended September 30, 2023, the Company paid an upfront payment of $0.7 million under the Third-Party Agreement which was recognized as research and development expense.

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

12.
Income Taxes

The Company is domiciled in Canada and is primarily subject to taxation in that country. During the three and nine months ended September 30, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in Canada in each period due to its uncertainty of realizing a benefit from those items. During the three and nine months ended September 30, 2023, the Company recorded a tax benefit of $0.3 million and $0.5 million, respectively, primarily related to the Company’s foreign-derived intangible income deduction, partially offset by discrete share-based compensation items. Under the Tax Cuts and Jobs Act of 2017, taxpayers can no longer immediately expense qualified research and development expenditures. Taxpayers are now required to capitalize and amortize these costs over five years for research conducted within the United States or 15 years for research conducted abroad. As a result, the capitalization requirement increased the Company’s deferred tax assets and current tax liabilities, but also decreased its effective tax rate by increasing the foreign-derived intangible income deduction. During the three and nine months ended September 30, 2022, the Company recorded a tax benefit of $0.8 million and $1.5 million, respectively, primarily related to discrete share-based compensation items and return to provision adjustments arising during these periods from its operating company in the U.S.

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the three and nine months ended September 30, 2023 and 2022, the Company excluded Canada from the calculation of the AETR as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets both in the United States and Canada, which primarily consist of net operating loss carryforwards in Canada. The Company has considered its history of cumulative net losses in Canada, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its Canadian deferred tax assets. As a result, as of September 30, 2023 and December 31, 2022, the Company has recorded a full valuation allowance against its net deferred tax assets in Canada.

13.
Net Loss per Share

Net Loss per Share Attributable to Common Shareholders

Basic and diluted net loss per share attributable to common shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(17,252)	$(24,013)	$(66,718)	$(62,995)

Denominator:
Weighted-average common shares outstanding—basic and diluted	69,050,107	43,683,738	63,090,406	43,405,566
Net loss per share attributable to common shareholders —basic and diluted	$(0.25)	$(0.55)	$(1.06)	$(1.45)

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

	Nine Months Ended September 30,
	2023	2022
Options to purchase common shares	14,269,382	10,165,073
Unvested restricted stock units	65,500	73,700
Warrants to purchase common shares	196,120	196,120
	14,531,002	10,434,893

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

In October 2019, the Company entered into an operating lease for office space in Boston, Massachusetts, which expires February 2026 and has no renewal options. In connection with entering into the original lease agreement, the Company issued a letter of credit of $1.5 million for the benefit of the landlord, which was reduced to $1.0 million during the nine months ended September 30, 2023. As of September 30, 2023, $0.2 million and $0.8 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2022, $0.2 million and $1.0 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash.

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

In June 2021, the Company entered into a lease for a manufacturing facility in Hamilton, Ontario. The Company’s rent for the manufacturing facility commenced in July 2023. The lease end date for the manufacturing facility is in June 2038. The lease has a five-year renewal option, which the Company is not reasonably certain to exercise and therefore was not included in the expected lease term. Upon execution of the lease in June 2021, the Company paid $2.5 million CAD (equivalent to $2.1 million at the time of payment) which represented an initial direct cost paid prior to the lease commencement date. The Company determined that the lease is an operating lease and commenced for accounting purposes on March 31, 2023, when the Company obtained access to the space for its’ intended use. In connection with the lease commencement for accounting purposes, the Company recorded an operating right-of-use asset of $10.8 million (including the $2.1 million payment that was previously recorded to prepaid rent as a component of other non-current assets) obtained in exchange for an operating lease liability of $8.9 million. In September 2023, the lease was modified for accounting purposes and the Company recorded an increase in operating right-of-use assets and operating lease liabilities from the modification of $0.8 million.

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

From time to time, the Company enters into arrangements with CDMOs for the manufacture of materials for research and development purposes, including the manufacture of clinical trial materials. These contracts generally provide for certain non-cancellable obligations. The Company concluded that two such agreements contain embedded leases as controlled environment rooms at third-party facilities are designated for the Company’s exclusive use during the term of the agreements. In February 2023, upon lease commencement for the first agreement, the Company recorded an operating right-of-use asset of $2.2 million and corresponding operating lease liability of $1.5 million. This arrangement expires in March 2025. In September 2023, upon lease commencement for the second agreement, the Company recorded an operating right-of-use asset of $1.8 million and corresponding operating lease liability of $1.6 million. This arrangement expires in January 2026.

The components of operating lease cost, which are included within operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$985	$368	$2,475	$1,103
Variable lease cost	29	19	178	59
Total lease cost	$1,014	$387	$2,653	$1,162

The following table summarizes supplemental information for the Company’s operating leases:

As of September 30,
2023
Weighted-average remaining lease term (in years)	9.7
Weighted average discount rate	9.8%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$1,583

As of September 30, 2023, the future maturities of operating lease liabilities are as follows (in thousands):

Year Ending December 31,
2023 (three months)	$3,427
2024	3,904
2025	3,366
2026	2,400
2027	1,323
Thereafter	13,383
Total lease payments	$27,803
Less: imputed interest	(9,806)
Total lease liabilities	$17,997

15.
Commitments and Contingencies

Manufacturing Commitments

In January 2019, and as amended in September 2020, the Company entered into an agreement with CPDC, a related party (see Note 16), to manufacture clinical trial materials. In August 2022, this agreement was assigned and transferred to a third-party CDMO who is not a related party. As of September 30, 2023, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.5 million over the following twelve months.

In May 2019, the Company entered into an agreement with a third-party CDMO to manufacture clinical trial materials. As of September 30, 2023, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.3 million over the following twelve months.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 11).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2023 or December 31, 2022.

Legal Proceedings

On February 13, 2023, the Company filed an Inter Partes Review (“IPR”) petition with the United States Patent and Trademark Office (the “USPTO”) to challenge the validity of a certain issued U.S. Patent relating to FPI-2265. On August 15, 2023, the IPR was instituted by the USPTO Patent Trial and Appeal Board (the “Board”). A final determination by the Board will be issued within one year, which may be extended for good cause. Despite that the IPR was instituted, the Company cannot predict if it will prevail.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Research and development expenses	$27	$1,435
General and administrative expenses	1	18
	$28	$1,453

In August 2022, CPDC transferred and assigned all agreements (including the Master Services Agreement and the Supply Agreement) other than the license agreements (see Note 11) with the Company to AtomVie Global Radiopharma Inc. (“AtomVie”), a third-party CDMO, who is not a related party. All terms and conditions of the agreements that were transferred and assigned will remain in full force and effect. CPDC’s performance obligations under these agreements will be undertaken by AtomVie.

During the three and nine months ended September 30, 2022, the Company made payments to CPDC in connection with the services described above of $0.6 million and $1.8 million, respectively. As of September 30, 2023 and December 31, 2022, there were no amounts due to CPDC by the Company in connection with the services described above.

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

	September 30, 2023	December 31, 2022
United States	$377	$465
Canada	5,086	4,166
	$5,463	$4,631

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

Recent data from over 250 patients treated in investigator sponsored trials with 225Ac-PSMA agents, including both patients previously treated with 177Lu-PSMA radiopharmaceuticals (approximately 100 patients) and 177Lu-PSMA radiopharmaceutical therapy naïve patients, have shown compelling clinical data and biochemical response rates (including PSA50, the percentage of participants who had a prostate-specific antigen, or PSA, decline of at least 50 percent from baseline) and a tolerability profile that we believe supports further development of an 225Ac-based PSMA-targeted therapy. We believe our access to 225Ac and expertise developing alpha therapies provides an opportunity for us to begin treating patients refractory to lutetium-based PSMA therapies as well as an opportunity to move to earlier lines of therapy both as a monotherapy and in combination with other agents. Following the acquisition from RadioMedix, the investigational new drug application, or IND, was transferred to us. We expanded the FPI-2265 clinical program sites, and expect to report preliminary data for the first 20-30 patients in this study, including safety and efficacy data, in the first quarter of 2024.

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

In November 2020, we announced a strategic collaboration agreement with AstraZeneca UK Limited, or AstraZeneca, to jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer. Under the terms of the collaboration agreement, we and AstraZeneca will jointly discover, develop and commercialize up to three novel TATs, which will utilize Fusion’s Fast-Clear linker technology platform with antibodies in AstraZeneca’s oncology portfolio. In January 2022, we announced the nomination of the first TAT candidate under the strategic collaboration agreement, a bispecific antibody owned by AstraZeneca radiolabeled with 225Ac utilizing our Fast-Clear linker technology, which we refer to as FPI-2068. FPI-2068 is a TAT designed to deliver 225Ac to various solid tumors that express epidermal growth factor receptor, or EGFR, and mesenchymal epithelial transition factor, or cMET. EGFR and cMET are both validated targets that are co-expressed in multiple tumor types, including head and neck squamous cell carcinoma, non-small cell lung cancer, colorectal cancer, and pancreatic ductal adenocarcinoma. In April 2023, we announced the clearance of INDs for FPI-2068 and its corresponding imaging analogue, FPI-2107, by the FDA. We plan to provide additional guidance on timelines for the FPI-2068 program following initial experience with patient screening in order to better predict the cadence of patient enrollment. In addition, we and AstraZeneca will exclusively explore potential combination strategies involving our existing assets, including our FPI-1434 product candidate, and AstraZeneca therapeutics, for the treatment of various cancers. Each party will retain full rights to their respective assets.

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

In January 2022, we entered into two separate strategic research collaborations to discover novel, peptide-based radiopharmaceuticals for the treatment of various solid tumors. Under the agreements, we have global rights to develop and commercialize any peptides discovered under either collaboration.

Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. On June 30, 2020, we completed our initial public offering, or IPO, of our common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs. Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). Through September 30, 2023, we had received net proceeds of $453.8 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). In July 2021, we entered into an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC to issue and sell up to $100.0 million of our common shares, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as our agent. As of September 30, 2023, we had received net proceeds of $13.7 million from sales of common shares under the Sales Agreement. In April 2022, we received net proceeds of $9.8 million from the funding of the Term A loan facility with Oxford Finance LLC, or Oxford. In September 2022, we received net proceeds of $24.9 million from the funding of the Term B loan facility with Oxford. In February 2023, we received approximately $56.0 million in net proceeds from a private placement financing in which we issued and sold 17,648,596 of our common shares at an offering price of $3.40 per share. In May 2023, we received approximately $20.0 million in net proceeds from a private placement financing in which we issued and sold 4,784,689 of our common shares at an offering price of $4.18 per share.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $17.3 million and $66.7 million for the three and nine months ended September 30, 2023, respectively, and $24.0 million and $63.0 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $348.6 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of September 30, 2023, we had cash, cash equivalents and investments of $207.3 million. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025.

Impacts of COVID-19 and Market Conditions on Our Business

We believe our financial results for the three and nine months ended September 30, 2023 and year ended December 31, 2022 were not significantly impacted by the COVID-19 pandemic. We believe our hybrid and remote working arrangements have had limited impact on our ability to maintain internal operations during the three and nine months ended September 30, 2023 and year ended December 31, 2022. Further, disruption of global financial markets and a recession or market correction, including as a result of the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, the ongoing conflict in Israel and the Middle East, and other global macroeconomic factors such as inflation and the recent banking industry volatility, could reduce our ability to access capital, which could, in the future, negatively affect our business and the value of our common shares.

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

During the three and nine months ended September 30, 2023, we recognized $2.0 million and $2.1 million, respectively, in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss. During the three and nine months ended September 30, 2022, we recognized $0.2 million and $1.3 million, respectively, in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss.

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

In connection with the AstraZeneca Agreement, we and AstraZeneca are both active participants in the research and development activities of the collaboration and we are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement with respect to the novel TATs program, or the Novel TATs Collaboration. As this arrangement falls within the scope of ASC 808, Collaborative Arrangements, or ASC 808, all payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense. For the three and nine months ended

September 30, 2023, the Company incurred $0.9 million and $3.5 million, respectively, in research and development expenses relating to the Novel TATs Collaboration which was offset by $0.4 million and $1.4 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs. For the three and nine months ended September 30, 2022, the Company incurred $1.3 million and $4.6 million, respectively, in research and development expenses relating to the Novel TATs Collaboration which was offset by $0.8 million and $2.4 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Collaboration revenue	$2,006	$166	$1,840
Operating expenses:
Research and development	14,585	16,551	(1,966)
General and administrative	6,810	7,420	(610)
Total operating expenses	21,395	23,971	(2,576)
Loss from operations	(19,389)	(23,805)	4,416
Other income (expense):
Interest income	2,818	572	2,246
Interest expense	(1,325)	(382)	(943)
Other income (expense), net	391	(1,159)	1,550
Total other income (expense), net	1,884	(969)	2,853
Loss before benefit for income taxes	(17,505)	(24,774)	7,269
Income tax benefit	253	761	(508)
Net loss	$(17,252)	$(24,013)	$6,761

Collaboration Revenue

Collaboration revenue was $2.0 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, for services provided under the AstraZeneca Agreement. The increase of $1.8 million is due to the recognition of revenue following obligations for two of the potential combination strategies expiring pursuant to the terms of the AstraZeneca Agreement during the three months ended September 30, 2023, partially offset by a decrease in actual costs incurred and its impact on the calculation of the extent of progress towards completion using the cost-to-cost method for the Combination Therapies Collaboration.

Research and Development Expenses

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$1,342	$2,781	$(1,439)
FPI-1966	—	4,389	(4,389)
FPI-2059	1,030	1,458	(428)
FPI-2068	260	—	260
FPI-2265	2,295	—	2,295
Platform development and unallocated research and development expenses:
TAT platform	3,281	3,009	272
Personnel related (including share-based compensation)	5,718	4,411	1,307
Other	659	503	156
Total research and development expenses	$14,585	$16,551	$(1,966)

Research and development expenses were $14.6 million for the three months ended September 30, 2023, compared to $16.6 million for the three months ended September 30, 2022. The decrease of $2.0 million was primarily due to a decrease of $3.7 million in direct costs related to our FPI-1434, FPI-1966, FPI-2059, FPI-2068 and FPI-2265 product candidates, offset by an increase of $1.7 million in platform development and unallocated research and development costs, described below. In May 2023, we ceased further clinical development of FPI-1966 as a result of a portfolio prioritization decision, and as a result there was a $4.4 million decrease in FPI-1966 program costs for the three months ended September 30, 2023. The decrease in FPI-1434 of $1.4 million is primarily due to a decrease in manufacturing-related costs for our Phase 1 clinical trial of FPI-1434. We have incurred program expenses for FPI-2265 during the three months ended September 30, 2023. FPI-2265 is a TAT designed to target and deliver 225Ac to tumor sites expressing PSMA. We acquired FPI-2265, a Phase 2 product candidate in February 2023 from RadioMedix. Direct costs of $2.3 million for the three months ended September 30, 2023 for our FPI-2265 product candidate are related to the ongoing Phase 2 clinical trial of FPI-2265.

In connection with the clearance of the IND in April 2023, we also incurred program expenses for FPI-2068, a TAT designed to deliver 225Ac to various solid tumors that express EGFR and cMET, during the three months ended September 30, 2023.

Platform development and unallocated research and development expenses were $9.7 million for the three months ended September 30, 2023, compared to $7.9 million for the three months ended September 30, 2022. The increase of $1.7 million was due to an increase of $1.3 million in personnel-related costs, an increase of $0.3 million in costs related to our TAT platform and an increase in other costs of $0.2 million. Personnel-related costs for the three months ended September 30, 2023 and 2022 included share-based compensation of $1.1 million and $0.9 million, respectively. The increase in TAT platform costs was primarily due to increased external costs for preclinical studies and activities associated with our advancement of our TAT platform.

General and Administrative Expenses

General and administrative expenses were $6.8 million and $7.4 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $0.6 million was primarily due to a decrease of $0.7 million in professional fees which was driven by a decrease in corporate and patent related legal expenses. Personnel-related costs for the three months ended September 30, 2023 and 2022 included share-based compensation of $1.9 million and $1.8 million, respectively.

Other Income (Expense)

Interest Income. Interest income for the three months ended September 30, 2023 and 2022 was $2.8 million and $0.6 million, respectively. The increase of $2.2 million was primarily due to increases in interest income driven by increased market rates.

Interest Expense. Interest expense for the three months ended September 30, 2023 and 2022 was $1.3 million and $0.4 million, respectively. Interest expense consists of interest owed on outstanding borrowings under our loan and security agreement with Oxford, as well as amortization of debt discount.

Other Income (Expense), Net. Other income (expense), net for the three months ended September 30, 2023 and 2022 was $0.4 million and $(1.2) million, respectively. The net increase of $1.6 million was primarily related to net realized and unrealized foreign exchange losses incurred during the three months ended September 30, 2022.

Income Tax Benefit

The income tax benefit was $0.3 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $0.5 million was primarily related to discrete share-based compensation items and return to provision adjustments arising during the three months ended September 30, 2022 from our operating company in the U.S.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Collaboration revenue	$2,068	$1,321	$747
Operating expenses:
Research and development	49,456	41,288	8,168
General and administrative	23,569	23,650	(81)
Total operating expenses	73,025	64,938	8,087
Loss from operations	(70,957)	(63,617)	(7,340)
Other income (expense):
Interest income	7,234	853	6,381
Interest expense	(3,830)	(633)	(3,197)
Other income (expense), net	326	(1,095)	1,421
Total other income (expense), net	3,730	(875)	4,605
Loss before benefit for income taxes	(67,227)	(64,492)	(2,735)
Income tax benefit	509	1,497	(988)
Net loss	$(66,718)	$(62,995)	$(3,723)

Collaboration Revenue

Collaboration revenue was $2.1 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively, for services provided under the AstraZeneca Agreement. The increase of $0.7 million is due to the recognition of revenue following obligations for two of the potential combination strategies expiring pursuant to the terms of the AstraZeneca Agreement during the nine months ended September 30, 2023, partially offset by a decrease in actual costs incurred and its impact on the calculation of the extent of progress towards completion using the cost-to-cost method for the Combination Therapies Collaboration.

Research and Development Expenses

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Direct research and development expenses by program:
FPI-1434	$5,313	$7,843	$(2,530)
FPI-1966	4,244	6,446	(2,202)
FPI-2059	3,025	2,313	712
FPI-2068	384	—	384
FPI-2265	6,880	—	6,880
Platform development and unallocated research and development expenses:
TAT platform	10,514	9,116	1,398
Personnel related (including share-based compensation)	17,238	13,979	3,259
Other	1,858	1,591	267
Total research and development expenses	$49,456	$41,288	$8,168

Research and development expenses were $49.5 million for the nine months ended September 30, 2023, compared to $41.3 million for the nine months ended September 30, 2022. The increase of $8.2 million was primarily due to an increase of $4.9 million in platform development and unallocated research and development costs and an increase of $3.2 million in direct costs related to our FPI-1434, FPI-1966, FPI-2059, FPI-2068 and FPI-2265 product candidates, described below. We have incurred program expenses for FPI-2265 during the nine months ended September 30, 2023. FPI-2265 is a TAT designed to target and deliver 225Ac to tumor sites expressing PSMA. We acquired FPI-2265, a Phase 2 product candidate in February 2023 from RadioMedix. Direct costs of $6.9 million for the nine months ended September 30, 2023 for our FPI-2265 product candidate are related to the ongoing Phase 2 clinical trial of FPI-2265, including a $1.5 million payment under the RadioMedix Agreement. The increase in FPI-2059 of $0.7 million is due to the continued expenditures related to our Phase 1 clinical trial of FPI-2059 as a monotherapy in patients with solid tumors expressing NTSR1. In connection with the clearance of the IND in April 2023, we have also incurred program expenses for FPI-2068, a TAT designed to deliver 225Ac to various solid tumors that express EGFR and cMET, during the nine months ended September 30, 2023. The decrease in FPI-1434 of $2.5 million is primarily due to a decrease in manufacturing-related costs for our Phase 1 clinical trial of FPI-1434. In May

2023, we ceased further clinical development of FPI-1966 as a result of a portfolio prioritization decision, and as a result there was a $2.2 million decrease in FPI-1966 program costs for the nine months ended September 30, 2023.

Platform development and unallocated research and development expenses were $29.6 million for the nine months ended September 30, 2023, compared to $24.7 million for the nine months ended September 30, 2022. The increase of $4.9 million was due to an increase of $3.3 million in personnel-related costs, an increase of $1.4 million in costs related to our TAT platform and an increase in other costs of $0.3 million. Personnel-related costs for the nine months ended September 30, 2023 and 2022 included share-based compensation of $3.4 million and $2.7 million, respectively. The increase in TAT platform costs was primarily due to increased external costs for preclinical studies and activities associated with our advancement of our TAT platform.

General and Administrative Expenses

General and administrative expenses were $23.6 million for the nine months ended September 30, 2023, compared to $23.7 million for the nine months ended September 30, 2022. Personnel-related costs for the nine months ended September 30, 2023 and 2022 included share-based compensation of $5.8 million and $5.3 million, respectively.

Other Income (Expense)

Interest Income. Interest income for the nine months ended September 30, 2023 and 2022 was $7.2 million and $0.9 million, respectively. The increase of $6.4 million was primarily due to increases in interest income driven by increased market rates.

Interest Expense. Interest expense for the nine months ended September 30, 2023 and 2022 was $3.8 million and $0.6 million, respectively. Interest expense consists of interest owed on outstanding borrowings under our loan and security agreement with Oxford, as well as amortization of debt discount.

Other Income (Expense), Net. Other income (expense), net for the nine months ended September 30, 2023 and 2022 was $0.3 million and $(1.1) million, respectively. The net increase of $1.4 million was primarily related to net realized and unrealized foreign exchange losses incurred during the nine months ended September 30, 2022.

Income Tax Benefit

The income tax benefit was $0.5 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $1.0 million was primarily related to discrete share-based compensation items and return to provision adjustments arising during the nine months ended September 30, 2022 from our operating company in the U.S.

Liquidity and Capital Resources

Since our inception in 2014, we have not generated any revenue from product sales, and have incurred significant operating losses and negative cash flows from our operations. On June 30, 2020, we completed our IPO of our common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs. Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). From our inception through September 30, 2023, we had received net proceeds of $453.8 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). In July 2021, we entered into the Sales Agreement with Jefferies LLC to issue and sell our common shares up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as our agent and/or principal, or the ATM Facility. The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. We have no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of September 30, 2023, we had received net proceeds of $13.7 million from sales of common shares under the Sales Agreement. In April 2022, we received net proceeds of $9.8 million from the funding of the Term A loan facility with Oxford. In September 2022, we received net proceeds of $24.9 million from the funding of the Term B loan facility with Oxford. In February 2023, we received approximately $56.0 million in net proceeds from a private placement financing in which we issued and sold 17,648,596 of our common shares at an offering price of $3.40 per share. In May 2023, we received approximately $20.0 million in net proceeds from a private placement financing in which we issued and sold 4,784,689 of our common shares at an offering price of $4.18 per share.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(63,858)	$(53,912)
Net cash (used in) provided by investing activities	(37,521)	66,020
Net cash provided by financing activities	84,151	40,602
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17,228)	$52,710

Operating Activities

During the nine months ended September 30, 2023, operating activities used $63.9 million of cash, resulting from our net loss of $66.7 million and net cash used in changes in our operating assets and liabilities of $4.3 million, partially offset by non-cash charges of $7.2 million. Net cash used in changes in our operating assets and liabilities for the nine months ended September 30, 2023 primarily consisted of a $3.8 million increase in prepaid expenses and other current assets, a $2.0 million decrease in deferred revenue, a $1.5 million decrease in accounts payable, a $0.8 million decrease in operating lease liabilities and a $0.2 million decrease in accrued expenses and other current liabilities, partially offset by a $4.0 million decrease in other non-current assets.

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

Investing Activities

During the nine months ended September 30, 2023, net cash used in investing activities was $37.5 million, consisting of purchases of investments of $171.3 million and purchases of property and equipment of $2.4 million, offset by maturities of investments of $136.2 million.

During the nine months ended September 30, 2022, net cash provided by investing activities was $66.0 million, consisting of maturities of investments of $142.7 million, offset by purchases of investments of $75.5 million and purchases of property and equipment of $1.2 million.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $84.2 million, primarily consisting of $80.0 million in gross proceeds from the issuance of common shares in connection with our February 2023 and May 2023 private placement financings and $7.9 million in proceeds from the issuance of common shares from our ATM Facility, net of issuance costs and $0.3 million in proceeds from the issuance of common shares upon exercise of stock options and our employee share purchase plan, offset by $4.0 million in offering costs paid in connection with our February 2023 and May 2023 private placement financings.

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

We believe that our existing cash, cash equivalents and investments as of September 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

During the three and nine months ended September 30, 2023, we recognized $2.0 million and $2.1 million, respectively, in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss. During the three and nine months ended September 30, 2022, we recognized $0.2 million and $1.3 million, respectively, in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2023 and December 31, 2022, we had an aggregate cash, cash equivalents, restricted cash and investments balance of $208.6 million and $188.1 million, respectively, which consisted of cash, money market funds, U.S. and Canadian Government agency debt securities, corporate bonds, municipal bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are short-term in nature. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree, by the effect of a change in market interest rates on our investment portfolio.

As of September 30, 2023, we had $35.0 million of borrowings outstanding under the Loan Agreement. Interest on the outstanding borrowings under the Loan Agreement accrues at a floating per annum rate equal to the greater of (i) 8.00% and (ii) the sum of (a) 1-Month CME Term Secured Overnight Financing Rate, or SOFR, (b) 0.10% and (c) 7.90%. An immediate 10% change in the one-month SOFR rate would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. The functional currency of our operating company in Canada and operating company in the U.S. is also the U.S. dollar. As a result, we record no cumulative translation adjustments related to translation of unrealized foreign exchange gains or losses.

For the remeasurement of local currency to the U.S. dollar functional currency of the Canadian entity, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, and income items and expenses are translated into U.S. dollars at the average exchange rate in effect during the period. Resulting transaction gains (losses) are included in other income (expense), net in the consolidated statements of operations and comprehensive loss, as incurred. During the three and nine months ended September 30, 2023 and 2022, recognized transaction gains and losses were insignificant.

We do not believe that we are subject to significant risk related to foreign currency exchange rate changes, and we do not expect that foreign currency transaction gains and losses will have a material effect on our financial position or results of operations in the foreseeable future.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor, research supplies and materials and manufacturing raw materials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2023 and 2022.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 13, 2023, we filed an Inter Partes Review, or IPR, petition with the United States Patent and Trademark Office, or the USPTO, to challenge the validity of a certain issued U.S. Patent relating to FPI-2265. On August 15, 2023, the IPR was instituted by the USPTO Patent Trial and Appeal Board, or the Board. A final determination by the Board will be issued within one year, which may be extended for good cause. Despite that the IPR was instituted, we cannot predict if we will prevail.

We are not currently a party to any other material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022. Careful consideration should be given to these risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common shares involves a high degree of risk. If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

* Filed herewith.

# This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fusion Pharmaceuticals Inc.

Date: November 7, 2023	By:	/s/ John Valliant
John Valliant
Chief Executive Officer

Date: November 7, 2023	By:	/s/ John Crowley
John Crowley
Chief Financial Officer