Form 10-K
period 2023-12-31
Fusion Pharmaceuticals Inc.
filed 2024-03-20
CIK 1805890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the common shares on the NASDAQ Global Select Market on June 30, 2023, was $302.2 million.

The number of the Registrant’s common shares outstanding as of March 11, 2024 was 84,692,585.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its 2024 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2023. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•
We currently operate our own manufacturing facility, which will require significant resources to scale up to appropriately address our clinical and anticipated commercial needs for our product candidates. We may fail to successfully operate our facility, which could adversely affect our clinical trials and the commercial viability of our product candidates;
•
We may be unable to obtain a sufficient supply of actinium-225, or 225Ac, to support clinical development of our product candidates or at commercial scale;
•
Our business is highly dependent on our most advanced clinical candidate, FPI-2265, and we must complete clinical studies before we can seek regulatory approval and begin commercialization of FPI-2265. If we are unable to obtain regulatory approval for, and successfully commercialize FPI-2265, our business may be materially harmed and such failure may affect the viability of our other product candidates;
•
We are early in our development efforts for some of our product candidates. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed;
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
•
Presently, some of our product candidates are biologics and the manufacture of such product candidates is complex. Currently, and even though our own manufacturing facility is now operational, we rely, and will continue to rely, on third parties to manufacture our lead product candidates for our ongoing clinical trials and our preclinical studies as well as any preclinical studies or clinical trials of our future product candidates that we may conduct. We also expect to rely on third parties for the commercial manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product supplies or product candidates, or fail to do so at acceptable quality levels or prices;
•
The U.S. Food and Drug Administration, or the FDA, regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates;
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
•
our ability to operate and maintain our own manufacturing facility and to receive or manufacture sufficient quantities of our product candidates;
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

Pluvicto, a lutetium-177, or 177Lu, PSMA radioligand therapy, or RLT, is currently a U.S. Food and Drug Administration, or FDA, approved radiopharmaceutical-based therapy to treat patients with metastatic castration resistant prostate cancer, or mCRPC. There are no alpha emitting PSMA-targeted radiopharmaceuticals currently approved by the FDA for the treatment of mCRPC. We believe that the challenges associated with producing and securing a supply of 225Ac have proven to be a barrier for the clinical advancement of PSMA-targeted alpha emitting therapies and, as a result, the majority of programs evaluating PSMA-RLTs currently in development utilize a beta particle emitter.

Recent analysis of 488 patients (Sathekge, M. et al. Actinium-225-PSMA radioligand therapy of metastatic castration-resistant prostate cancer (WARMTH Act): a multicentre, retrospective study. The Lancet. Volume 25 Issue 2. January 2024) treated in investigator sponsored trials and compassionate use programs outside the U.S. with 225Ac-PSMA agents, including both patients previously treated with 177Lu-PSMA-RLT, and 177Lu-PSMA-RLT naïve patients, have shown compelling clinical data and biochemical response rates (including PSA50 response, which is the percentage of participants who had a prostate-specific antigen, or PSA, decline of at least 50 percent from baseline). In addition, the agents have shown a safety and tolerability profile that we feel supports further development of an 225Ac-based PSMA-RLT. We believe our access to 225Ac and expertise developing alpha therapies provides an opportunity for us to begin treating patients who progress on or after lutetium-based PSMA therapies as well as an opportunity to move to earlier lines of therapy both as a monotherapy and in combination with other agents. We have aligned with the FDA on a Phase 2/3 clinical trial protocol for FPI-2265. This study as part of the updated development plan includes a Phase 2 dose optimization lead-in, which is expected to complete enrollment by the end of 2024, and the randomized controlled Phase 3 part of the study is expected to begin in 2025. The Phase 2 portion of the protocol is designed to evaluate the safety and efficacy of FPI-2265 across three dosing regimens in a total of 60 mCRPC patients with progressive disease after 177Lu-PSMA-RLT, such as Pluvicto. The Phase 3 portion of the protocol is designed to be a registration-enabling global trial evaluating the efficacy and safety of FPI-2265 compared with the standard of care (an alternate androgen receptor pathway inhibitors, or “ARPI switch”) in approximately 550 mCRPC patients who progressed on or after 177Lu-PSMA-RLT. We are also pursuing the opportunity to potentially move our investigational therapy into earlier lines of treatment with combinations of FPI-2265 and Lynparza (olaparib), and we expect to initiate a combination trial in the first half of 2024.

Our second most advanced product candidate, FPI-1434, utilizes our Fast-Clear linker to connect a humanized monoclonal antibody that targets the insulin-like growth factor 1 receptor, or IGF-1R, with 225Ac. We are currently evaluating FPI-1434 as a monotherapy in the dose escalation portion of a Phase 1 clinical trial in patients with IGF-1R positive solid tumors to assess its safety, tolerability and pharmacokinetics as well as to identify the recommended Phase 2 dose. As part of the screening process, patients are administered the imaging analogue of FPI-1434, which utilizes the same linker and targeting molecule, but replaces 225Ac with the radioactive isotope indium-111, or 111In, and only those patients who meet predefined tumor uptake and show potential organ radiation exposure within the dosimetric limits for normal organs, are advanced into the trial. In our ongoing Phase 1 trial, we are currently exploring various dosing levels of FPI-1434 using a dosing regimen in which a small dose of cold antibody (naked IGF-1R antibody without the conjugated isotope) is administered prior to the imaging analogue and prior to each dose of FPI-1434. We refer to this dosing regimen as the “cold/hot” dosing regimen which was selected, in part, based on the results of a cold antibody sub-study, or CASS, that was performed as part of the Phase 1 study. In the CASS, we observed improved tumor uptake in most patients who received the cold IGF-1R antibody pre-administration and the tumor uptake was independent of anatomic location (including bone, mediastinum, lung, liver, and lymph nodes).

Following availability of the CASS data, we prioritized the “cold/hot” dosing regimen over a previously explored “hot only” regimen that did not include pre-administration of cold antibody. Preliminary Phase 1 clinical data were presented at the Society of Nuclear Medicine and Molecular Imaging, or SNMMI, Annual Meeting in June 2023. Three patients were dosed in the first cohort at a dose of 15 kBq/kg following pre-administration of cold antibody. In this first cohort, “cold/hot” dosing was observed to be generally well-tolerated with no treatment-related serious adverse events, or SAEs, or dose limiting toxicities, or DLTs. The data demonstrated that pre-administration of cold antibody improved tumor uptake while also reducing the risk of hematological toxicity at comparable exposures observed in the “hot only” dosing arm, which we believe may potentially enhance the therapeutic index. Further, the 15 kBq/kg “cold/hot” dosing arm showed comparable systemic exposure to approximately 40 kBq/kg of a “hot only” dose but with an improved hematological profile as measured by changes in platelet count.

We are currently enrolling the second cohort in the “cold/hot” dosing regimen at 25 kBq/kg. At this dose level, we saw encouraging early findings from this cohort in the ongoing FPI-1434 Phase 1 clinical trial, and no DLTs have been observed to date. Two out of three patients completed the DLT period, and one pancreatic cancer patient discontinued treatment due to disease progression before completion of the DLT period. One heavily treated patient with Ewing sarcoma showed evidence of anti-tumor activity after a single 25 kBq/kg dose of FPI-1434, and one patient with chordoma received four cycles of therapy and showed stable disease as best response. FPI-1434 was generally well tolerated, with transient Grade 1 thrombocytopenia at the 25 kBq/kg dose level and no DLTs. We plan to complete and analyze results from the second cohort and hold a Safety Review Committee meeting to evaluate the emerging data. We plan to share more details on the data and the FPI-1434 development program in mid-2024.

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

In April 2021, we entered into an asset purchase agreement with Ipsen Pharma SAS, or Ipsen, to acquire Ipsen’s intellectual property and assets related to IPN-1087. IPN-1087 is a small molecule targeting neurotensin receptor 1, or NTSR1, a protein expressed on multiple solid tumor types. Using our TAT platform, we combined IPN-1087 with 225Ac to create an alpha-emitting radiopharmaceutical, FPI-2059, targeting solid tumors expressing NTSR1, including neuroendocrine differentiated prostate cancer, and colorectal, gastric and pancreatic cancers. The FDA cleared our IND for FPI-2059 and the corresponding imaging analogue, FPI-2058, in June 2022. Patient dosing in a Phase 1, non-randomized, open-label clinical trial of FPI-2059 in patients with solid tumors expressing NTSR1, intended to investigate safety, tolerability and pharmacokinetics and to establish the recommended Phase 2 dose is ongoing. We plan to provide guidance on timelines for the FPI-2059 program following a more robust experience with patient screening and patient enrollment.

We have completed validation of our state-of-the-art good manufacturing practice, or GMP, manufacturing facility and produced the first clinical dose of a TAT. The facility, which has clinical and commercial scale manufacturing capabilities, is designed to support our growing pipeline of TATs and is expected to be capable of producing more than 100,000 doses per year. Doses produced out of our manufacturing facility are expected to initially support the FPI-2265 clinical program and be expanded to include our other proprietary and partnered programs.

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

Examples of Commercially Available Therapeutic Radiopharmaceuticals

Bexxar and Zevalin, two of the earliest antibody targeted radiopharmaceuticals, are beta emitting therapies for the treatment of CD20 positive lymphomas that received approval from the FDA in 2003 and 2002, respectively. Their commercial success was limited due to several factors including the logistics of administration, supply chain issues and reimbursement challenges.

The first and only approved alpha-emitting therapy is Xofigo, a salt of radium that naturally localizes to regions where cancer cells are infiltrating bone. Xofigo was approved in 2013 for the treatment of bone metastases associated with prostate cancer. Unlike some of the first-generation targeted radiopharmaceutical therapies, Xofigo utilizes centralized manufacturing, can be administered in typical oncology suites, and has overcome reimbursement challenges.

More recently, next-generation targeted radiopharmaceutical therapies have been developed and approved, namely Lutathera and Pluvicto, both beta-emitters. First approved in 2018, annual worldwide sales of Lutathera reached $605 million in 2023, despite being approved for only a subset of rare neuroendocrine cancers expressing somatostatin receptor, or SSTR. Pluvicto, which is targeted to PSMA expressing tumors, received approval in March 2022 for the treatment of patients with mCRPC previously treated with androgen receptor pathway inhibition and taxane-based chemotherapy. Annual worldwide sales of Pluvicto reached $980 million in 2023. A recent study, PSMAfore, showed the potential for Pluvicto to move into earlier lines of therapy, specifically prior to chemotherapy.

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

Our TAT platform gives us the ability to develop alpha therapies against a range of targets and cancer types employing a variety of different delivery vehicles, including antibodies, small molecules, and peptides. Our growing pipeline, which is derived from our platform, is supported by our infrastructure, preferred partnerships and expertise in radiopharmaceutical manufacturing. We utilized our TAT platform to discover, design and develop multiple programs, including FPI-1434 and FPI-2059, which are each currently in ongoing and planned Phase 1 clinical trials. We plan to continue to leverage our platform to assess the potential of, and develop multiple additional pipeline programs, including FPI-2265, an 225Ac targeted PSMA agent currently in a Phase 2 clinical trial, and FPI-2068.

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

Manufacturing and Supply Chain Capabilities

We were founded to advance certain intellectual property relating to radiopharmaceuticals that had been developed by CPDC, which we believe is a recognized leader and a national center of excellence in the field of radiopharmaceuticals. We have access to CPDC’s successor’s (known as AtomVie) infrastructure and capabilities under a preferred master services agreement. As noted above, we have developed a supply chain to receive 225Ac from producers, such as the Department of Energy, or DoE, and other third-party suppliers. We have also recently announced an agreement with BWXT to provide radium-225, or 225Ra, the precursor to 225Ac, for our internal production of 225Ac for use in our supply chain. We and third-party contract development and manufacturing organizations, or CDMOs, assemble and manufacture the finished radiopharmaceutical candidates by connecting the 225Ac to the targeting molecule and can supply the finished product candidates to global clinical sites, including those in Canada, the United States and Australia. We also have internal manufacturing expertise, which facilitates rapid tech transfer to other third-party manufacturers, and extensive experience in managing the full supply chain for radiopharmaceuticals.

We contracted with Cardinal Health in May 2019 and SpectronRx in March 2022 as additional manufacturers of our TAT product candidates. In addition, in June 2021, we entered into a lease agreement with Hamilton, Ontario-based McMaster University for approximately 27,000 square feet of space at our current headquarters for the purpose of establishing a manufacturing facility to supplement our existing agreements with third-party CDMOs for the manufacture of drug substance and drug product for preclinical and clinical needs.

In December 2023, we completed validation of our state-of-the-art GMP manufacturing facility and produced our first clinical dose of a TAT. The facility, which has clinical and commercial scale manufacturing capabilities, is designed to support our growing pipeline of TATs and is expected to be capable of producing more than 100,000 doses per year. Doses produced out of our manufacturing facility are expected to initially support FPI-2265 manufacturing and are planned to be expanded to include our other proprietary and partnered programs.

Although we have our own manufacturing facility, we expect to continue to utilize third parties for some of our manufacturing processes and the production of some of our clinical supply.

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

Recent analysis of 488 patients (Sathekge, M. et al. Actinium-225-PSMA radioligand therapy of metastatic castration-resistant prostate cancer (WARMTH Act): a multicentre, retrospective study. The Lancet. Volume 25 Issue 2. January 2024) treated in investigator sponsored trials and compassionate use programs outside the U.S. with 225Ac-PSMA agents, including both patients previously treated with 177Lu-PSMA-RLT and 177Lu-PSMA-RLT naïve patients, have shown compelling clinical data and biochemical response rates (including PSA50) and a tolerability profile that we feel supports further development of an alpha-based 225Ac therapeutic candidate.

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

Based on the data from investigator-sponsored studies, RadioMedix determined it would initiate a Phase 2 trial, which was allowed to proceed by the FDA. The Phase 2 trial is an open-label clinical trial in patients with mCRPC who may have been previously treated with either a taxane therapy (docetaxel and/or cabazitaxel), a 177Lu-PSMA-RLT or both. We acquired the rights to an IND for 225Ac-PSMA-I&T from RadioMedix in February 2023. The trial was initially expected to enroll approximately 100 patients, each of whom was expected to receive up to four doses of FPI-2265 every eight weeks. Patients will receive a starting dose of FPI-2265 of 100 kBq/kg which may be de-escalated, based on a dosing regimen that was previously developed by academic investigators. Patients will undergo a PSMA-PET scan along with a standard radiographic response assessment with images taken at baseline and then periodically throughout the course of treatment. The primary endpoint is to evaluate the effect on PSA, defined as greater than or equal to a 50% decline in PSA level by 12 weeks after first treatment with FPI-2265. Secondary objectives include radiographic response rate, safety and tolerability, based on frequency, severity, and duration of adverse events, or AEs, and changes in laboratory parameters. Analyses for primary and secondary endpoints will be performed separately for patients who have received previous treatment with 177Lu-PSMA-RLT and for those who have not received previous 177Lu-PSMA-RLT.

Prior to our acquisition of the asset, RadioMedix had enrolled 11 patients. Limited preliminary data from 10 of these patients was available as of late January 2023. All of these patients were 177Lu-PSMA-RLT naïve and, in general, heavily pretreated with multiple lines of prior anti-cancer treatment, including anti-androgen therapy, chemotherapy, Xofigo, PARP inhibitors, immunotherapy, and experimental therapies which varied widely across this group of patients. The following patient characteristics were noted in order to help interpretation of the preliminary safety and efficacy findings:

•
two patients had an adverse prognostic features of ECOG Performance status 2 and liver metastases;
•
two additional patients were enrolled with blood counts below those prespecified in the eligibility criteria, limiting the interpretability of the safety findings; and
•
one patient had PSA< 1 ng/ml at study entry, limiting the PSA response assessment.

In December 2022, the study protocol was amended to exclude patients with an Eastern Cooperative Oncology Group, or ECOG, performance (a measure of functional status) status greater than or equal to Grade 2 and patients with liver metastases. Furthermore, guidance for dose de-escalation was clarified.

One patient with extensive skeletal metastases who achieved a complete radiographic response (by PSMA-PET scan) also showed a substantial decline in PSA (1119 to 2.43 ng/ml) that was sustained (see graphic below).

Based on the preliminary safety data, 225Ac-PSMA-I&T was generally well tolerated. Notably, and as expected based on previously reported clinical trials, the majority of patients (eight of nine patients) reported related AEs of dry mouth, or xerostomia, of whom one patient experienced a Grade 2 event while the other seven patients experienced low grade (Grade 1) xerostomia. Grade 1 dry eye was reported in two patients. Reported hematological AEs that were deemed related to study drug include: anemia (six of nine patients), absolute neutrophil count, or ANC, decrease (two of nine patients) and thrombocytopenia (two of nine patients). Both instances of high grade (Grades 3 and 4) thrombocytopenia were reported as serious. One patient with Grade 4 drug-related thrombocytopenia experienced intracranial bleeding that resulted in the patient being withdrawn from further study treatments. A second patient developed Grade 3 thrombocytopenia for which attribution to study drug had not been established at the time of the data review in late January 2023. Both patients who experienced these thrombocytopenic events had Grade 3 AEs of anemia reported. Although two events of creatinine increase were reported, they were deemed unrelated to the study drug.

Following the acquisition from RadioMedix, the IND was transferred to us and the protocol was amended to have stringent eligibility criteria. We expect to report updated preliminary data for the first 25-30 patients in this study, including safety and efficacy data, in April 2024 at the annual American Association for Cancer Research, or AACR, meeting.

We aligned with the FDA on a submitted Phase 2/3 clinical trial protocol for FPI-2265. The updated development plan includes a Phase 2 dose optimization lead-in, expected to begin in the second quarter of 2024 with enrollment completed by year-end, and a Phase 3 registrational trial expected to begin in 2025. We intend to focus recruitment efforts on the Phase 2 dose optimization lead-in and deprioritize recruitment in the TATCIST trial.

The Phase 2 portion of the clinical study is designed to evaluate the safety and efficacy of FPI-2265 in approximately 60 mCRPC patients with progressive disease after 177Lu-PSMA-RLT, such as Pluvicto, randomized across three dosing regimens. Based on 225Ac-PSMA-RLT data reported to date, FPI-2265 at a dose of 100 kBq/kg administered every eight weeks is observed to be a generally well-tolerated and active dose regimen. In order to potentially improve the benefit/risk ratio of FPI-2265, we will explore alternate regimens with higher dosing frequency while keeping cumulative dose and duration of treatment similar. Additional regimens to be evaluated will include a dose of 50 kBq/kg administered every four weeks and 75 kBq/kg every six weeks. The primary endpoints are safety and the proportion of patients with a PSA level decline of at least 50% from baseline with key secondary endpoints of objective response rate, or ORR, and radiographic progression free survival, or rPFS. As noted, we expect to initiate the Phase 2 trial in the second quarter of 2024 with enrollment completed by year-end. We will seek to hold an End of Phase 2 meeting with the FDA to determine the recommended Phase 3 dosing regimen based on analysis of the Phase 2 data. The Phase 3 portion of the protocol is designed to be a registration-enabling global study evaluating the efficacy and safety of FPI-2265, as compared with standard of care (an alternate androgen receptor pathway inhibitors, or “ARPI switch”), in approximately 550 patients with mCRPC with progressive disease who have previously been treated with a 177Lu-PSMA-RLT. The primary endpoint will be rPFS. Key secondary endpoints will include PFS, ORR, OS, PSA50 and duration of response. We plan to initiate the Phase 3 trial in 2025. We are also pursuing the opportunity to potentially move our investigational therapy candidate into earlier lines of treatment in combination with Lynparza (olaparib). We expect to initiate a combination trial in the first half of 2024.

FPI-1434: Targeting IGF-1R

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

In our preclinical studies, we observed that FPI-1434 penetrated solid tumors, delivered the alpha particle to the tumor site and created dose-dependent double-strand DNA breaks that increased over time and were pervasive throughout the tumor. At higher doses, FPI-1434 was able to eradicate tumors with a single dose. As part of the screening process, patients are administered the imaging analogue of FPI-1434, which utilizes the same linker and targeting molecule, but replaces 225Ac with the radioactive isotope 111In and only those patients who meet predefined tumor uptake and show potential organ radiation exposure within the dosimetric limits for normal organs, are advanced into the trial. The imaging analogue of FPI-1434 was able to bind with high selectivity to its target in a variety of different tumor types, and in a manner that was approximately proportional to the amount of target expressed on the surface of cancer cells. In addition, there was no noticeable effect observed in our preclinical studies on the biological function of the antibody as a result of connecting the naked antibody to 225Ac with our Fast-Clear linker to form FPI-1434. We believe that the data generated from these preclinical studies demonstrates the potential of FPI-1434 as a monotherapy for the treatment of a variety of cancers. We are currently evaluating FPI-1434 as a monotherapy in the dose escalation portion of a Phase 1 clinical trial in patients with IGF-1R positive solid tumors to assess its safety, tolerability and pharmacokinetics as well as to identify the recommended Phase 2 dose.

In our ongoing Phase 1 trial, we are currently exploring various dosing levels of FPI-1434 using a dosing regimen in which a small dose of cold antibody (naked IGF-1R antibody without the conjugated isotope) is administered prior to the imaging analogue and prior to each dose of FPI-1434. We refer to this dosing regimen as the “cold/hot” dosing regimen which was selected, in part, based on the results of a CASS that was performed as part of the Phase 1 study. In the CASS, we observed improved tumor uptake in most patients who received the cold IGF-1R antibody pre-administration and the tumor uptake was independent of anatomic location (including bone, mediastinum, lung, liver, and lymph nodes). Following availability of the CASS data, we prioritized the “cold/hot” dosing regimen over a previously explored “hot only” regimen that did not include pre-administration of cold antibody. Preliminary Phase 1 clinical data were presented at the SNMMI Annual Meeting in June 2023. Three patients were dosed in the first cohort at a dose of 15 kBq/kg following pre-administration of cold antibody. In this first cohort, “cold/hot” dosing was observed to be generally well-tolerated with no treatment-related SAEs or DLTs. The data demonstrated that pre-administration of cold antibody improved tumor uptake while also reducing the risk of hematological toxicity at comparable exposures observed in the “hot only” dosing arm, which we believe may potentially enhance the therapeutic index. Further, the 15 kBq/kg “cold/hot” dosing arm showed comparable systemic exposure to approximately 40 kBq/kg of a “hot only” dose but with an improved hematological profile as measured by changes in platelet count.

We are currently enrolling the second cohort in the “cold/hot” dosing regimen at 25 kBq/kg. At this dose level, we saw encouraging early findings from this cohort in the ongoing FPI-1434 Phase 1 clinical trial, and no DLTs have been observed to date. Two out of three patients completed the DLT period, and one pancreatic cancer patient discontinued treatment due to disease progression before completion of the DLT period. One heavily treated patient with Ewing sarcoma showed evidence of anti-tumor activity after a single 25 kBq/kg dose of FPI-1434, and one patient with chordoma received four cycles of therapy and showed stable disease as best response. FPI-1434 was generally well tolerated, with transient Grade 1 thrombocytopenia at the 25 kBq/kg dose level and no DLTs. We plan to complete and analyze results from the second cohort and hold a Safety Review Committee meeting to evaluate the emerging data. We plan to share more details on the data and the FPI-1434 development program in mid-2024.

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

The FDA cleared our IND for FPI-2059 and the corresponding imaging analogue, FPI-2058, in June 2022. Patient dosing in a Phase 1, non-randomized, open-label clinical trial of FPI-2059 in patients with solid tumors expressing NTSR1, intended to investigate safety, tolerability and pharmacokinetics and to establish the recommended Phase 2 dose is ongoing. Eligible participants will have one of the following advanced, metastatic and/or recurrent solid tumors: pancreatic ductal adenocarcinoma, squamous cell carcinoma of the head and neck, colorectal cancer, gastric cancer, neuroendocrine differentiated prostate cancer or Ewing sarcoma. We plan to provide guidance on timelines for the FPI-2059 program following a more robust experience with patient screening and patient enrollment.

FPI-2068

In January 2022, we announced the nomination of the first TAT candidate under the strategic collaboration agreement, a bispecific antibody targeting epidermal growth factor receptor, or EGFR, and mesenchymal epithelial transition factor, or cMET, owned by AstraZeneca and radiolabeled with 225Ac utilizing our Fast-Clear linker technology, which we refer to as FPI-2068. In April 2023, we announced the clearance of INDs for FPI-2068 and its corresponding imaging analogue, FPI-2107, by the FDA.

Data from a preclinical study of FPI-2068, presented at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics, demonstrated anti-tumor activity in colorectal and lung tumor xenograft mouse models, and single dose administration of FPI-2068 led to prolonged tumor regression. Further, FPI-2068 caused activation of the DNA damage response, or DDR, pathway as well as apoptosis, suggesting an inability of the cellular machinery to repair the DNA damage induced by the alpha radiation, consistent with the proposed primary mechanism of action. These data provide further evidence supporting the clinical development of FPI-2068, which is expected to enter a Phase 1 study for the treatment of solid tumors co-expressing EGFR-cMET. EGFR and cMET are both validated targets that are co-expressed in multiple tumor types, including head and neck squamous cell carcinoma, non-small cell lung cancer, colorectal cancer, and pancreatic ductal adenocarcinoma.

In addition, we and AstraZeneca will exclusively explore potential combination strategies involving our existing assets, including our FPI-1434 product candidate, and AstraZeneca therapeutics, for the treatment of various cancers. Each party will retain full rights to their respective assets.

FPI-1966: Targeting FGFR3 and Cessation of Development

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

Our Product Candidates as Combination Therapies

Overview of Combination with Immunotherapies

The rationale for the combination of our TATs with approved immunotherapies stems from the documented immune-stimulating properties of EBRT and the benefits observed in the preclinical models of EBRT in combination with immunotherapies. When radiation destroys tumor cells, it leads to the release of tumor-associated antigens and concomitant maturation of APCs. Mature APCs loaded with the newly acquired tumor antigens then travel to the secondary lymphoid organs where they present them to naïve T cells, triggering their activation, proliferation and trafficking to tumor sites, even in the absence of the targeted antigen. In preclinical studies, we observed a synergistic effect on tumor suppression when using FPI-1434 in combination with checkpoint inhibitors. Based on our preclinical combination studies, we believe that there is an opportunity to enhance the efficacy of approved checkpoint inhibitors in certain tumors by combining their use with our TATs as well as the potential to move the use of our TATs to earlier lines of therapy.

Preclinical Immunotherapy Combination Studies

In multiple preclinical studies, we evaluated the anti-tumor activity of combination therapies using FPI-1792, a murine version of the IGF-1R antibody connected to 225Ac through our Fast-Clear linker, with and without approved checkpoint inhibitors. In these studies, we used a syngeneic CT26 colon cancer model, which is considered to be moderately immunogenic. To evaluate anti-tumor activity, mice were subcutaneously implanted with CT26 cells and, once tumors reached 175 mm3, the mice were treated with either one injection of vehicle, three injections of an anti-CTLA-4 alone on days one, four and seven, eight injections of an anti-PD-1 alone every three to four days, one injection of FPI-1792 alone or the respective combinations. We detected only transient and partial suppression of tumor growth in mice treated with either anti-PD-1 or anti-CTLA-4 alone as compared to the vehicle-treated controls. In mice that received FPI-1792 as a monotherapy, we observed a more pronounced and stable tumor growth suppression through day 28 than mice treated with either checkpoint inhibitor alone. In the combination groups, 13 out of 15 mice demonstrated tumor regression in excess of what was observed in the FPI-1792-only group at day 28.

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

T Cell Recruitment and Antigen-Specific CD8+ T Cells in Tumors 14 Days after Tumor Re-Challenge

Overview of Combination with DDRis

We are also exploring the potential of combining our TATs with DDRis such as PARP inhibitors. PARP is part of several cellular mechanisms that repair DNA damage, including single-strand and double-strand DNA breaks. In cancer patients with pre-existing genetic defects in double-strand DNA break repair, such as BRCA1 or BRCA2 mutations in ovarian or breast cancer, the PARP pathway becomes a primary DNA repair system. In such patients, PARP inhibitors result in blockage of DNA repair, which causes cell death. Approved PARP inhibitors include olaparib, talazoparib and niraparib. We believe that using our TATs in combination with a PARP inhibitor to inhibit repair of alpha particle mediated DNA damage may work synergistically to increase the lethal DNA damage load on treated tumors and potentially improve the tolerability profile. In addition, the combination has the potential to expand the current patient population addressed by PARP inhibitors, which generally require the presence of a specific mutation such as BRCA1 or BRCA2, to include patients without pre-existing mutations.

Preclinical PARP Inhibitor Combination Studies

In multiple preclinical studies, we have evaluated potential synergies between FPI-1434 and olaparib using preclinical tumor models with no pre-existing mutations in DNA repair and have observed that olaparib in combination with FPI-1434 can provide benefits where DNA damage is being generated directly by FPI-1434.

In one study, we evaluated subtherapeutic doses of 37 kBq/kg of FPI-1434 and 25 mg/kg of olaparib in a preclinical colorectal tumor model (n=5 in each dose group or vehicle group). A single dose of FPI-1434 was administered on day zero and olaparib was dosed on days one and two and thereafter on a five days on, two days off cycle for the remainder of the 30-day treatment period. Despite the non-therapeutic doses of each therapy used, the combination of the two nontherapeutic doses had a strong synergistic effect and inhibited tumor growth during the 47-day study period. We observed that olaparib in combination with FPI-1434 can provide additional therapeutic benefits where DNA damage is being generated directly by FPI-1434, even in the absence of a pre-existing mutation.

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

Clinical Studies of Our TATs as Combination Therapies

In anticipation of filing an IND for these combination therapies, we are conducting additional preclinical studies of our TATs and mouse analogues in combination with approved checkpoint inhibitors to further assess the anti-tumor activity, dosing schedule and pharmacodynamics of the combinations. We plan to use the data gathered from these studies to support the initiation of a Phase 1 clinical trial of FPI-1434 in combination with approved checkpoint inhibitors. We anticipate initiation of a Phase 1 combination study with FPI-1434 and KEYTRUDA (pembrolizumab) to occur six to nine months following determination of the recommended Phase 2 dose of FPI-1434 monotherapy in connection with a collaboration agreement executed in May 2021 with Merck.

We are conducting additional preclinical studies of our TATs in combination with DDRis, such as approved PARP inhibitors, to further assess the anti-tumor activity, dosing schedule and pharmacodynamics of the combinations. We plan to use the data gathered from these studies to support the initiation of Phase 1 clinical trials of FPI-2265 and FPI-1434 in combination with approved PARP inhibitors.

We expect to initiate a Phase 1 clinical trial for FPI-2265 in combination with olaparib in the first half of 2024.

We expect to initiate a Phase 1 clinical trial for FPI-1434 in combination with an approved PARP inhibitor approximately six to nine months after identifying the recommended Phase 2 dose for our ongoing monotherapy Phase 1 clinical trial of FPI-1434.

Early-Stage Pipeline

To further expand our pipeline of TATs, we plan to continue to develop and in-license additional targeting molecules that are in various stages of discovery and preclinical development.

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

In December 2023, we completed validation of our state-of-the-art GMP manufacturing facility and produced our first clinical dose of a TAT. The facility, which has clinical and commercial scale manufacturing capabilities, is designed to support our growing pipeline of TATs and is expected to be capable of producing more than 100,000 doses per year. Doses produced out of our manufacturing facility are expected to initially support FPI-2265 manufacturing and plan to be expanded to include our other proprietary and partnered programs.

Although we have our own manufacturing facility, we expect to continue to rely on third parties for some of our manufacturing processes and the production of some of our clinical supply.

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

We consider our most direct competitors to be companies developing targeted alpha radiopharmaceuticals for the treatment of cancer. There are several companies developing targeted alpha-based radiopharmaceuticals for the treatment of cancer, including Bayer AG, or Bayer, Novartis AG, or Novartis, Actinium Pharmaceuticals, Inc., Johnson & Johnson, Orano Med, Telix Pharmaceuticals Limited, Eli Lilly and Company, or Eli Lilly, following the acquisition of POINT Biopharma Inc., and Bristol-Myers Squibb Company following the announced acquisition of RayzeBio, Inc. as well as several early-stage companies who recently entered the field such as Aktis Oncology, Inc., ARTBIO, Inc., AdvanCell Isotopes Pty Ltd., Radionetics Oncology Inc., Full-Life Technologies Limited and Mariana Oncology Inc. These companies are targeting a wide range of solid and hematologic malignancies using various alpha emitting isotopes, including Lead-212, Actinium-225 and Thorium-227.

There are several companies with approved beta-based radiopharmaceuticals, including Novartis, Bayer, Lantheus Holdings, Inc. and Q BioMed Inc. The beta emitting isotopes used by these companies include Iodine-131, Lutetium-177, Strontium-89 and Yttrium-90. Beta particle emitting radiopharmaceuticals, such as Novartis’ Lutathera and Pluvicto, were approved in recent years for the treatment of patients with somatostatin receptor-positive gastroenteropancreatic neuroendocrine cancers and PSMA-positive metastatic castrate resistant prostate cancer, respectively. There are other beta particle-based radiopharmaceuticals in various stages of clinical development by companies including Novartis, Y-mAbs Therapeutics, Inc., Clarity Pharmaceuticals Limited and Eli Lilly following the acquisition of POINT Biopharma Global Inc.

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

On February 13, 2023, we filed an Inter Partes Review, or IPR, petition with the United States Patent and Trademark Office, or the USPTO, to challenge the validity of a certain issued U.S. Patent relating to FPI-2265. On August 15, 2023, the IPR was instituted by the USPTO Patent Trial and Appeal Board, or the Board. On February 16, 2024, we executed a settlement agreement and an exclusive license agreement with the University of Heidelberg and Euratom, the owners of the patent challenged by the IPR. Pursuant to the terms of the settlement agreement, the parties filed a motion to terminate the IPR. On March 12, 2024, the Board granted the motion filed by the parties and the IPR was terminated.

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

As of March 11, 2024, our patent estate that we own and in-license includes at least 12 issued U.S. patents, at least 25 pending U.S. patent applications, at least 75 issued foreign patents, at least 95 pending foreign patent applications and at least eight pending international Patent Cooperation Treaty, or PCT, applications.

Specific Product Candidates

We in-licensed a patent family with composition of matter and methods of use claims covering FPI-1434 and its use, with patent applications pending in the United States, and various foreign jurisdictions and regions including, but not limited to, Australia, Canada, China, Eurasia, Europe, Israel, India, Japan and South Africa. The U.S. granted patent is expected to expire in August 2037, and the granted foreign patents and the pending patent applications in this family, if issued, are expected to expire in May 2038, without taking potential patent term extensions into account.

We also in-licensed two additional issued U.S. patents with composition of matter and methods of use claims covering FPI-1434 and its use, which are expected to expire in August 2037, without taking potential patent term extensions into account.

We co-own a pending international PCT application with composition of matter and methods of use claims covering FPI-2068 and its use. Patent applications based on this PCT application, if issued, are expected to expire in 2042, without taking potential patent terms extensions into account.

We in-licensed a U.S. and German patent with methods of use claims covering FPI-2265. The U.S. granted patent is expected to expire in 2036. We own two pending U.S. provisional applications with formulation claims, as well as two pending U.S. provisional applications with dosing regimen claims, all related to our FPI-2265 product candidate. Patent applications claiming priority to these provisional applications, if issued, are expected to expire in 2044, without taking potential patent term extensions into account.

We own a patent family with composition of matter and methods of use claims covering FPI-1966 and its use, with patent applications pending in the United States, and various foreign jurisdictions and regions including, but not limited to, Australia, Canada, China, Europe and Japan. Patent applications in this family, if issued, are expected to expire in 2041, without taking potential patent terms extensions into account. In May 2023, we ceased further clinical development of FPI-1966 as a result of a portfolio prioritization decision.

We in-licensed a patent family with composition of matter and methods of use claims covering FPI-2059 and its use, which includes an issued U.S. patent, a pending U.S. patent application, over 30 granted foreign patents in various jurisdictions, including Australia, Canada, China, Europe, Israel, Japan, Mexico, Russia and South Africa, and one pending foreign patent application in India. Patents and patent applications, if issued, are expected to expire December 2033, without taking potential patent terms extensions into account.

Specific Targeting Molecules

We in-licensed a patent family with composition of matter and methods of use claims directed to radioimmunoconjugates comprising IGF-1R specific antibodies and their use, with patent applications pending in the United States and various foreign jurisdictions and regions including, but not limited to, Australia, Canada, China, Eurasia, Europe, Israel, India, Japan and South Africa. The U.S. granted patent is expected to expire in August 2037, and the granted foreign patents and the pending patent applications in this family, if issued, are expected to expire in May 2038, without taking potential patent term extensions into account.

We in-licensed a patent family with composition of matter and methods of use claims directed to FGFR3 specific antibodies, which includes six issued U.S. patents, and over 20 granted foreign patents in various jurisdictions, including Australia, Canada, China, Europe, Israel, India, Japan, Mexico, Russia and South Africa. Patents in this family are expected to expire in 2030, without taking potential patent terms extensions into account.

We own a patent family with composition of matter and methods of use claims directed to radioimmunoconjugates comprising FGFR3 specific antibodies and their use. This patent family includes patent applications pending in the United States, and various foreign jurisdictions and regions including, but not limited to, Australia, Canada, China, Europe and Japan. Patent applications claiming the benefit of the PCT patent application, if issued, are expected to expire in 2041, without taking potential patent terms extensions into account.

We in-licensed a patent family with composition of matter and methods of use claims directed to neurotensin receptor ligands, which include an issued U.S. patent, a pending U.S. patent application, over 30 granted foreign patents in various jurisdictions, including Australia, Canada, China, Europe, Israel, Japan, Mexico, Russia and South Africa, and one pending foreign patent application in India. Patents and patent applications, if issued, are expected to expire December 2033, without taking potential patent terms extensions into account.

Combination Therapies

We own a patent family with method claims directed to our radioimmunoconjugates in combination with checkpoint inhibitors, which includes an issued U.S. patent, patent applications pending in the United States, and various foreign jurisdictions and regions including, but not limited to, Australia, Canada, China, Eurasia, Europe, Israel, Japan and South Africa. The pending patent applications, if issued, are expected to expire in 2039, without taking potential patent terms extensions into account.

We own a pending international PCT application with methods of use claims covering our FPI-2265 product candidate in combination with checkpoint inhibitors. Patent applications based on this PCT application, if issued, are expected to expire in 2043, without taking potential patent terms extensions into account.

We own a patent family with method claims directed to our radioimmunoconjugates in combination with DNA damage repair inhibitors, with patent applications pending in the United States, and various foreign jurisdictions and regions including, but not limited to, Australia, Canada, China, Eurasia, Europe, Israel, Japan and South Africa. The pending patent applications, if issued, are expected to expire in 2039, without taking potential patent terms extensions into account.

We own a pending U.S. provisional application with methods of use claims covering our FPI-2265 product candidate in combination with DNA damage repair inhibitors. Patent applications based on this provisional application, if issued, are expected to expire in 2044, without taking potential patent terms extensions into account.

We own a patent family with method claims directed to treating cancer cell proliferation with our radioimmunoconjugates, which includes patent applications pending in the United States and Europe. Patent applications, if issued, are expected to expire in 2041, without taking potential patent terms extensions into account.

We own four patent families with method claims directed to neurotensin receptor ligands in combination with chemotherapies, each of which includes a pending U.S. patent application and a pending European patent application. Patent applications in these families, if issued, are expected to expire in 2042, without taking potential patent terms extensions into account.

We own a pending international PCT application with methods of use claims covering neurotensin receptor ligands in combination with checkpoint inhibitors. Patent applications based on this PCT application, if issued, are expected to expire in 2043, without taking potential patent terms extensions into account.

We also own a pending international PCT application with methods of use claims covering neurotensin receptor ligands in combination with DNA damage repair inhibitors. Patent applications based on this PCT application, if issued, are expected to expire in 2043, without taking potential patent terms extensions into account.

Fast-Clear Linker Technology

We in-licensed a patent family with composition of matter and method claims directed to radioimmunoconjugates comprising chelating moieties, linkers and targeting moieties, including antibodies. A U.S. patent was issued in this patent family, which is expected to expire in August 2037, without taking potential patent term extensions into account. Patent applications are also pending in the United States and various foreign jurisdictions and regions including, but not limited to, Australia, Canada, China, Eurasia, Europe, Israel, India, Japan and South Africa. Patent applications in this family in foreign jurisdictions and regions, if issued, are expected to expire in May 2038, without taking potential patent term extensions into account.

Novel Chelates

We own a patent family with composition of matter and method claims directed to our radioimmunoconjugates comprising hydroxypyridone, or HOPO, chelates, which includes a pending U.S. patent application, and a pending European patent application. Patent applications in this family, if issued, are expected to expire in 2041, without taking potential patent terms extensions into account.

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

For the combination therapies, the parties will evaluate potential combination strategies involving FPI-1434 in combination with certain of AstraZeneca’s existing therapeutics for the treatment of various cancers. AstraZeneca will fully fund all research and development activities for the combination strategies, until such point as we may opt-in to the clinical development activities. We have the right to opt-out of clinical development activities relating to these combination therapies. In such instance, we will be responsible for repaying our share of the development costs via a royalty on the additional combination sales only if our drug is approved on the basis of clinical development solely conducted by AstraZeneca, in which case the royalty payments shall also include a variable risk premium based on the number of our product candidates to have received regulatory approval at that time. Each party will have the sole right, on a country-by-country basis, to commercialize its respective contributed compound as a component of any combination therapy for which such party’s contributed compound may be commercialized under a separate marketing authorization from the other party’s contributed compound to such combination therapy. The parties will negotiate in good faith on a combination therapy-by-combination therapy basis the terms and conditions to co-commercialize any combination therapy that is to be commercialized under a single marketing authorization. During the period of time commencing with the inclusion of an available molecular target in the selection pool for development as a combination therapy and ending upon the end of the nomination period or earlier removal of such combination target from such pool, we will not undertake any preclinical or clinical studies combining our TAT Platform with any compound modulating the activity of such combination target. Following selection of a target under the AstraZeneca Agreement and payment of an exclusivity fee by AstraZeneca, and provided that AstraZeneca enrolls its first patient in a clinical trial as further defined in the AstraZeneca Agreement within a pre-defined period of time of such selection, we will not undertake any preclinical or clinical studies combining our TAT Platform with compounds modulating the same combination target for the duration of the evaluation period for such combination target, as further defined in the AstraZeneca Agreement. Within a certain time period following initiation of the evaluation period with respect to a combination target, AstraZeneca has the exclusive right to undertake, alone or in collaboration with us, all further clinical or preclinical combination studies with respect to a combination target by paying certain exclusivity fees.

We received an upfront payment of $5.0 million from AstraZeneca. In addition, we are currently eligible to receive future payments of up to $25.0 million, including clinical milestones. The AstraZeneca Agreement expires on a TAT-by-TAT and combination-by-combination basis upon the later of the expiration of development and exclusivity obligations relating to such TAT or combination or, if such TAT or combination is commercialized as a product under the AstraZeneca Agreement, the expiration of the commercial life of such product. We and AstraZeneca can each terminate the AstraZeneca Agreement for the other party’s uncured material breach following the applicable notice period. Each of us and AstraZeneca may also terminate the AstraZeneca Agreement with respect to any TAT or combination product if such party determines that the continued development of such TAT or combination product is not commercially viable, or for a material safety issue with respect to such TAT or combination product.

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

The CPDC License Agreement will remain in effect until terminated. Either party may terminate the CPDC License Agreement in the event that the other party is in default of any of its obligations under the CPDC License Agreement and such default is not remedied within 60 days of receiving notice of such default.

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

As initial consideration for the license, we paid ImmunoGen an upfront fee of $0.2 million. In addition, we will be required to pay ImmunoGen up to an aggregate of $15.0 million in specified development and regulatory milestones and up to $35.0 million in specified sales milestones. We are also obligated to pay ImmunoGen tiered, low to mid-single-digit royalties on total potential worldwide sales of the ImmunoGen Product on a country-by-country basis. For product sales in the U.S., the royalty term will run for 10 years following the first commercial sale and, for product sales outside the U.S., the royalty term will run for five years following the first sale.

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

We are obligated to pay Genentech tiered royalties ranging from a mid single-digit percentage to a high single-digit percentage on potential worldwide net sales of Products containing the antibody (rather than the mutant antibody), and tiered royalties of a different mid to high single-digit range on potential worldwide net sales of Products containing the mutant antibody. For Products that are not covered by an enforceable patent in the country in which they are sold, we are obligated to pay a low single-digit royalty on sales in such country until the end of the royalty term. The royalty payments may be subject to deductions in the event we obtain a license under a third-party patent that covers the Licensed Antibody contained in the Product.

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

In May 2023, the Company ceased further clinical development of FPI-1966 as a result of a portfolio prioritization decision, and therefore, no further payments are expected to be made to Rainier and Genentech.

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

Upon closing of the asset acquisition, we paid €0.6 million ($0.8 million at the date of payment) and issued an aggregate of 600,000 common shares to Ipsen under a share purchase agreement which was entered into concurrently with the Ipsen Asset Purchase Agreement. We are also obligated to pay Ipsen up to an additional €67.5 million upon the achievement of certain development and regulatory milestones; low single digit royalties on potential net sales; and up to €350.0 million in net sales milestones, in each case, relating to products covered by the Ipsen Asset Purchase Agreement. We are responsible for paying to a third-party licensor up to a total of €70.0 million in development milestones for up to three indications and mid to low double-digit royalties on potential net sales of products covered by the license agreement.

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

Pursuant to the terms of the RadioMedix Agreement, we will be obligated to pay RadioMedix (i) up to an additional $14.5 million upon the achievement of certain clinical and regulatory milestones, (ii) low to mid-single-digit royalties on potential net sales, subject to specified reductions, and (iii) up to an additional $50.0 million in net sales milestones; in each case, relating to products covered by the RadioMedix Agreement.

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

At the RadioMedix Closing, we and Excel Diagnostics and Nuclear Oncology Center, or Excel, an affiliate of RadioMedix, entered into a clinical trial agreement, pursuant to which Excel shall remain a clinical trial site following the RadioMedix Closing. Additionally, at the RadioMedix Closing, we and RadioMedix entered into manufacturing agreements under which RadioMedix will supply FPI-2265 to us for use in clinical trials. RadioMedix will not be the sole manufacturer to supply FPI-2265 for use in clinical trials.

License Agreement with Universität Heidelberg and Euratom

On February 16, 2024 we entered into a license agreement with Universität Heidelberg, or Heidelberg, and Euratom represented by the European Commission, Joint Research Centre, or Euratom, or the UH License Agreement. Pursuant to the UH License Agreement, we acquired a worldwide, exclusive, royalty-bearing license to use, develop, manufacture, commercialize and otherwise exploit any compound comprising radionuclide 225Ac chelated with PSMA-I&T, or a UH Product, for all purposes, uses and indications, including the treatment of PSMA expressing cancers in humans and animals. We also have the right to grant sublicenses of its rights under the UH License Agreement, provided that any such sublicense must be consistent with the terms of the UH License Agreement.

Pursuant to the UH License Agreement, we will use commercially reasonable efforts to develop and pursue regulatory approval for at least one UH Product in the United States and in at least one member state of the European Union. If regulatory approval is obtained, we are required to use commercially reasonable efforts to commercialize the approved UH Product in the United States and in at least one member state of the European Union. We will be solely responsible for the costs associated with development, manufacturing, regulatory approval and commercialization of any products.

The license granted to us under the UH License Agreement is expressly subject to certain preexisting rights held by Heidelberg, Euratom and certain third parties. Specifically, Heidelberg and Euratom retain limited rights for themselves and other non-profit research institutions to practice the licensed patents for non-profit, academic, and non-clinical research purposes.

As initial consideration for the license, we agreed to pay an upfront fee of €1.0 million, of which €500,000 will be paid within thirty (30) days of the receipt of an invoice issued by Heidelberg on or after February 16, 2024, and the remaining €500,000 will be paid within thirty (30) days of the receipt of an invoice issued by Heidelberg on or after the first anniversary of February 16, 2024; provided, however, that the second installment will only be payable if there is one Valid Claim (as defined in the UH License Agreement) existing on the first anniversary of February 16, 2024. In addition, we will be required to pay €750,000 upon regulatory approval of a UH Product by the United States Food and Drug Administration. We are also obligated to pay low single-digit royalties on total potential worldwide sales of a UH Product on a country-by-country basis, and a percentage of any sublicense income received, up to a total amount of €5.0 million. The royalty term will terminate on a product-by-product and country-by-country basis upon the later of the expiration of the last-to-expire valid claim within the relevant patent rights.

Unless earlier terminated, the UH License Agreement will expire at the end of the last-to-expire royalty term. We may terminate the License Agreement for convenience in its entirety, or on a product-by-product or country-by-country basis, by providing at least ninety (90) days’ written notice to Heidelberg. Furthermore, we, on the one hand, or either or both of Heidelberg and Euratom, on the other, may terminate the UH License Agreement in the event of an uncured material breach, which includes but is not limited to substantial non-performance by a party, a party filing for bankruptcy or liquidation, or a party challenging the validity of the patents licensed under the UH License Agreement or supporting a third party challenging the patents licensed under the UH License Agreement.

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

The FDA reviews all submitted NDAs and BLAs before it accepts them for filing, and may request additional information rather than accepting the NDA or BLA for filing. The FDA decides whether to accept an NDA or BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months, from the filing date, in which to complete its initial review of a new molecular entity NDA or original BLA designated for standard review and respond to the applicant, and six months from the filing date of a new molecular entity NDA or original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification.

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

Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis, or prevention of a serious or life-threatening disease or condition compared to available therapies. For original NDAs and BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date.

A product candidate may also be eligible for accelerated approval, if it treats a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA generally requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

We may seek approval of our product candidate into Real-Time Oncology Review, or RTOR. This program may not lead to a faster regulatory review or approval process and does not increase the likelihood that our product candidate(s) will receive marketing approval.

Participation in RTOR is voluntary. Our acceptance into RTOR does not guarantee or influence approval of our application, which is subject to the same statutory and regulatory requirements for approval as applications that are not included in RTOR. Although early approvals have occurred with applications selected for RTOR, this may not be the case for our application even if it is selected for RTOR. If at any time the FDA determines our participation in RTOR, if selected, is no longer appropriate, the FDA may rescind our acceptance and instruct us to follow routine submission procedures for marketing approval.

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

With respect to oncology products, the FDA may review applications under RTOR established by the FDA’s Oncology Center of Excellence. RTOR, which allows an applicant to pre-submit components of the application to allow the FDA to review clinical data before the complete filing is submitted, aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality. Drugs considered for review under RTOR must, among other things, be likely to demonstrate substantial improvements on a clinically relevant endpoint(s) over available therapy, and must have easily interpreted endpoints. In addition, no aspect of the application should be likely to require a longer review time, such as, for example, a requirement for a new Risk Evaluation and Mitigation Strategy (REMS). To determine eligibility for RTOR, the FDA requires top-line efficacy and safety results from an applicant’s pivotal clinical trial(s), as well as completion of database lock for the clinical trial(s). The FDA will generally make a decision regarding acceptance into RTOR within twenty (20) business days of receipt of the request from the applicant. If an applicant is not accepted into RTOR, the applicant will follow routine application submission procedures.

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
•
The federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, or ACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain specified other healthcare providers (such as nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•
Federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products;
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

U.S. Healthcare Reform

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and congressional challenges, as well as efforts to repeal or replace certain aspects of the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

Since its enactment, there have been executive, judicial and congressional challenges to certain aspects of ACA. For example, the Tax Cuts and Jobs Act of 2017 included a provision, effective January 1, 2019, to repeal the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress and, together with subsequent legislation, included aggregate reductions of Medicare payments to providers of 2% per fiscal year that last through 2032 unless additional Congressional action is taken. Additionally, the American Rescue Plan Act of 2021 eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives which could limit the amounts that federal and state governments will pay for healthcare products and services and result in reduced demand for certain pharmaceutical products or additional pricing pressures.

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

A drug or biologic product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods for all formulations, dosage forms, and indications of the active moiety or biologic and, for drugs, patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection and, for drugs, patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

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

Like the United States, Canada also has data protection, but again differences exist between the two jurisdictions. For example, Canada’s data protection applies to an “innovative drug,” which is defined as a drug that contains a medicinal ingredient not previously approved in a drug by the Minister and that is not a variation of a previously approved medicinal ingredient such as a salt, ester, enantiomer, solvate or polymorph. If a product is deemed to be an innovative drug, it is eligible for an eight-year period of data protection (with an additional six-month pediatric extension in some circumstances). In general, biologics can be considered innovative drugs but typically biosimilars are not.

Potential Amendments to Food and Drug Regulations

Health Canada intends to amend the Food and Drug Regulations to enable the implementation of an agile, modern licensing scheme for drugs with the stated aim to enhance safety and ensure appropriate oversight while also supporting innovation. A consultation period in respect of draft Regulations Amending Certain Regulations Made Under the Food and Drugs Act (Agile Licensing) published by Health Canada closed on April 26, 2023. These proposed amendments include, among other things, changes to modernize the requirements applicable to biologics, with the stated intention that product-specific requirements for biologics would be replaced with broader, more flexible regulations that would better address advancements in science and technology, and support current practice. Health Canada has stated that as a follow up to this consultation, it plans to publish amended Food and Drug Regulations in the Canada Gazette, Part II, in spring 2024.

Health Canada also published draft Regulations Amending the Food and Drug Regulations and the Medical Devices Regulations (Recalls, Establishment Licences and Finished Product Testing) for public consultation on April 15, 2023. If these draft amendments are enacted, the new provisions would conditionally exempt packagers, labellers, distributors and importers of radiopharmaceuticals or gene or cell therapies from finished product testing requirements under the Food and Drug Regulations.

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

Under the centralized procedure, the EMA’s CHMP, is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. The maximum timeframe for the evaluation of an MA application by the EMA is 210 days, excluding clock stops when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

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

Under the procedures described above, before granting the MA, the EMA or the competent authorities of the Member States of the EU make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. In addition, there are specific requirements for a radiopharmaceutical MA application as detailed in the EMA’s Guideline on Radiopharmaceuticals dated 26 November 2008. The EMA published a concept paper for a consultation period which ended on October 31, 2023, discussing proposed amendments to update the Guideline on Radiopharmaceuticals given the time elapsed since the latest guideline was published. Such proposed updates include providing more detailed guidance on the documentation requirements for radiopharmaceuticals and on the tests and any relevant acceptable criteria required for the active substances and finished products. The EMA will prepare and publish a draft updated guideline which, once published, will be subject to a six month consultation period. The EMA will take account of comments received during the consultation period when preparing the final guideline.

European Union New Chemical Entity Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon the grant of an MA and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MA application can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an MA for one or more new therapeutic indications which, during the scientific evaluation prior to their MA, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity another company could nevertheless also market another version of the product if such company obtained an MA based on an MA application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following the grant of an MA. During this market exclusivity period, neither the EMA nor the European Commission nor any of the competent authorities in the EU Members States can accept an application or grant an MA for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. An MA may be granted to a similar medicinal product to an authorized orphan product in very select cases, such as if: (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized product; (ii) the MA holder for the authorized orphan product consents to the authorization of the similar medicinal product; or (iii) the MA holder for the authorized orphan product cannot supply enough orphan medicinal product. Orphan designation must be requested before submitting an application for an MA. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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
•
The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2017/1572, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.
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

European Data Collection

The collection and use of personal health data in the EEA is governed by the General Data Protection Regulation, or GDPR, which became effective May 25, 2018. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR imposes numerous data protection obligations for controllers of personal data, including stringent requirements relating to ensuring an appropriate legal basis and/or condition applies to the processing of personal data, stricter requirement relating to obtaining valid consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct data protection impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from infringement of the GDPR. Maintaining compliance with the GDPR, will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

Additionally, the GDPR imposes strict rules on the transfer of personal data outside of the EU to countries that do not ensure an adequate level of protection, like the United States. These transfers are prohibited unless a valid transfer mechanism is implemented, such as the Standard Contractual Clauses (SCCs) published by the EU Commission or binding corporate rules. Transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred data. If the standard is not met, businesses will be required to adopt supplementary measures. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework (Framework), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR.

Following the UK’s exit from the European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EEA’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Like the EU GDPR, the UK GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the UK GDPR. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The SCCs do not apply to the UK, but the UK Information Commissioner’s Office has published its own transfer mechanism, the International Data Transfer Agreement, which entered into force on 21 March 2022, and enables data transfers originating from the UK. It requires a similar assessment of the data protection provided in the importer’s country. In addition, there has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. There may be further divergence in the future, including with regard to administrative burdens. The UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce changes to the UK GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EU and the UK.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently continues to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently broadly aligns with EU regulations, however it is possible that these regimes will diverge more significantly in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of United Kingdom and EU pharmaceutical legislation. For example, the new Clinical Trials Regulation which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States has not been implemented into UK law, and a separate application will need to be submitted for clinical trial authorization in the UK. The extent to which the regulation of clinical trials in the UK will mirror the new Clinical Trials Regulation now it has come into effect is not yet known, but the MHRA opened a consultation on a set of proposals designed to improve and strengthen the UK clinical trials legislation. Such consultation took place from January 17, 2022 until March 14, 2022, and the MHRA is currently analyzing feedback.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. All existing EU marketing authorizations for centrally authorized products were automatically converted (grandfathered) into Great Britain marketing authorization’s free of charge on January 1, 2021. Since January 1, 2024, a new framework for the approval of marketing authorizations has been put in place, whereby the MHRA may have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new Great Britain marketing authorization.

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

Coverage and Reimbursement

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

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. The American Rescue Plan Act of 2021 eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

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

The IRA includes several provisions that may impact pharmaceutical pricing, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s Medicare drug price negotiation program.

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

Human Capital Resources

As of March 11, 2024, we had 113 full-time employees. Of these employees, 57 are based out of our headquarters in Hamilton, Ontario and 56 are based out of our office in Boston, Massachusetts. None of our employees are represented by a labor union or covered by a collective bargaining agreement. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. We have not experienced any work stoppages as a result of labor disputes or strikes. We have built a strong and positive workplace culture and we pride ourselves on maintaining good relationships with our employees. All our full-time employees enjoy a range of benefits including company-matching retirement contributions, participation in our incentive stock option program and our funding of health insurance premiums for both the employee and the employee’s family.

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

Investment in drug and biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates, and our most advanced product candidate is only in a Phase 2/3 registrational trial. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have financed our operations primarily through equity financings.

We have incurred significant net losses in each period since our inception in December 2014. For the years ended December 31, 2023 and 2022, we reported net losses of $94.9 million and $87.6 million, respectively. As of December 31, 2023, we had an accumulated deficit of $376.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of FPI-2265, FPI-1434, FPI-2059 and FPI-2068, which received IND clearance from the FDA in April 2023 and is being jointly developed with AstraZeneca under our collaboration agreement, the planned IND-enabling studies and future clinical trials for our other product candidates and to continue to identify new product candidates. We will require significant additional amounts of funding in order to launch and commercialize our product candidates.

On June 30, 2020, we completed an initial public offering of our common shares by issuing 12,500,000 common shares, at $17.00 per share, for net proceeds of approximately $193.1 million. As of December 31, 2023, we had approximately $248.7 million in cash, cash equivalents, restricted cash and investments. Based on our research and development plans, we expect our cash, cash equivalents and investments at December 31, 2023, together with net proceeds of $48.5 million from sales of common shares under the Open Market Sales AgreementSM, as amended, or the Sales Agreement, with Jefferies LLC to issue and sell up to $200.0 million of our common shares from time to time through an “at-the-market” equity offering program, received in January and February 2024 and net proceeds of $14.9 million from the funding of the Term C loan facility under our loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford, in January 2024, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We will require significant additional amounts of cash in order to continue to develop, launch and commercialize our current and future product candidates to the extent that such launch and commercialization are not the responsibility of a future collaborator that we may contract with in the future. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, many of which are outside of our control, including but not limited to:

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
•
the cost of maintaining our own manufacturing facilities and manufacturing our product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization;
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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from product sales. We do not expect to generate significant product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Other than FPI-2265, FPI-1434, FPI-2059 and FPI-2068, all of our product candidates are in the early stages of development and will require additional preclinical or clinical studies as well as regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. As such, we face significant development risk as our product candidates advance further through preclinical and clinical development. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

We are a clinical-stage oncology company with a limited operating history. We were founded to advance certain intellectual property relating to radiopharmaceuticals that had been developed by the Centre for Probe Development and Commercialization, or CPDC, in December 2014, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, initiating and conducting our clinical trials, undertaking preclinical studies, in-licensing product candidates for development, and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We have only advanced four product candidates to clinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We expect our expenses to increase in connection with our planned operations. Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of common shares, convertible securities or other equity securities, your ownership interest may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common shareholder. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming shares or declaring dividends, that could adversely impact our ability to conduct our business. Our pledge of our assets as collateral to secure our obligations under the Loan Agreement with Oxford may limit our ability to obtain additional debt financing. Under the Loan Agreement, we are also restricted from paying dividends on our common shares, granting liens, making investments, making acquisitions, making certain restricted payments, selling assets and making certain other uses of our cash without the lenders’ consent, subject in each case to certain exceptions. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates. If we raise additional funds through collaborations, strategic alliances, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we would be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), or the Canadian Tax Act, and equivalent provincial income tax legislation restrict a corporation’s ability to carry forward net operating losses from preceding taxation years. We have not performed a detailed analysis to determine whether an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act has occurred after each of our previous issuances of our common shares or preferred shares or our subsidiary’s preferred exchangeable shares. As of December 31, 2023, we had $235.2 million of Canadian net operating loss carryforwards that begin to expire in 2035. In addition, we had $9.5 million of Canadian research and development tax credit carryforwards that begin to expire in 2037 and an available Canadian research and development expenditure pool of $54.6 million, which expenditures are available to reduce future taxable income and generally have an unlimited carryforward period. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary. Future changes in our share ownership, some of which are outside of our control, could result in an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act. Therefore, our ability to utilize our existing net operating loss carryforwards, research and development tax credits and research and development expenditure pool, as well as tax attributes from any companies that we may acquire in the future, may be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our net operating losses and other tax attributes, which could negatively impact our future cash flows.

We have a significant amount of debt which may affect our ability to operate our business and secure additional financing in the future.

In April 2022, we borrowed $10.0 million under the Loan Agreement. In September 2022, we borrowed an additional $25.0 million under the Loan Agreement. In January 2024, we borrowed an additional $15.0 million under the Loan Agreement.

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

Our future success depends on the successful development of our product candidates, which are designed to treat advanced solid tumors using Targeted Alpha Therapies, or TAT, product candidates, representing a novel approach to radiopharmaceutical therapy. Alpha emitting isotope oncology therapy is relatively new, and only one alpha emitting isotope therapy has been approved in the United States or the European Union and only a limited number of clinical trials of products based on alpha emitting isotope therapies have commenced. As such, it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. In addition, beyond the patients treated with Pluvicto, and other approved radiopharmaceuticals for the treatment of prostate cancer, assessments of the long-term safety of targeted alpha emitting isotope therapies in humans have been limited, and there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time. It is difficult for us to predict the time and cost of the development of our product candidates, and we cannot predict whether the application of our technology, or any similar or competitive technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our technology or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved at all. Any of these factors may prevent us from completing our preclinical studies and clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all. In addition, the success of our TATs, including our lead product candidates, will depend on several factors, including the following:

•
sourcing clinical and, if successfully approved for commercial sale, commercial supplies, including 225Ac, for the materials used to manufacture our product candidates;
•
building-out and scaling up our manufacturing facilities to produce adequate amounts of our product candidates;
•
utilizing imaging analogues or other companion diagnostics to visualize tumor uptake in advance of administering our product candidates, which may have insufficient selectivity and/or specificity, and increase the risk of adverse side effects;
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

We are early in our development efforts for some of our product candidates. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts for some of our product candidates. FPI-2265, our most advanced product candidate, is in a Phase 2/3 registrational trial, and FPI-1434, FPI-2059 and FPI-2068, our other product candidates, are still in the early stages of clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Furthermore, there is no guarantee that the results obtained in current and planned preclinical studies or our clinical trials of FPI-2265, FPI-1434, FPI-2059 or FPI-2068 or future clinical trials will be sufficient to obtain regulatory approval. In addition, if our lead product candidate encounters safety or efficacy problems, developmental delays, regulatory issues, or other problems, our development plans and business related to our other current or future product candidates could be significantly harmed. A failure of our lead product candidate may affect the ability to obtain regulatory approval to continue or conduct clinical programs for our other or future product candidates. Further, competitors who are developing products with similar technology may experience problems with their products that could identify problems that would potentially harm our business.

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
•
the incidence and severity of any side effects;

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

We intend to develop FPI-2265, FPI-1434, FPI-2059 and FPI-2068, and may develop future product candidates, for use in combination with one or more currently approved cancer therapies. In May 2021, we announced that we had entered into a clinical trial collaboration with a subsidiary of Merck & Co., or Merck, to evaluate FPI-1434 in combination with Merck’s anti-PD-1 (programmed death receptor-1) therapy, KEYTRUDA® (pembrolizumab), in patients with solid tumors expressing insulin-like growth factor 1 receptor. We are also pursuing the opportunity to potentially move our investigational therapy into earlier lines of treatment with combinations of FPI-2265 and Lynparza (olaparib), as we expect to initiate a combination trial in the first half of 2024. Even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

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

In addition, for our completed, ongoing and any future clinical trials that may be completed for our product candidates, we cannot guarantee that the FDA or similar foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or similar foreign regulatory authorities to support a marketing application, approval of our product candidates may be significantly delayed or prevented entirely, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

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

We acquired rights to FPI-2265 from RadioMedix Inc., or RadioMedix, in February 2023, after exercising our rights under an option and asset purchase agreement entered into in November 2022. Because we were not involved in the preclinical or clinical development of FPI-2265 prior to such date, we have relied on RadioMedix having conducted such research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials conducted prior to our agreement with RadioMedix and having correctly collected and interpreted the data from these trials. To the extent any of these has not occurred, expected development time and costs may be increased which could adversely affect any future revenue from this drug candidate.

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

Since the number of patients that we plan to enroll in our ongoing early clinical trials is small, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.

In our planned and ongoing clinical trials, we are evaluating the safety and tolerability of our product candidates to determine the maximum tolerated dose of such product candidate. The preliminary results of clinical trials with smaller sample sizes can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. In addition, our tumor agnostic clinical trial designs, together with the small sample size, may not allow us to enroll a sufficient number of patients with tumor types most likely to respond to our treatment. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of our product candidates with a larger sample size, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial clinical trials.

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

Treatment-related undesirable side effects or adverse events could also affect patient recruitment or the ability of enrolled subjects to complete the trial, or could result in potential product liability claims. In addition, these side effects may not be appropriately or timely recognized or managed by the treating medical staff, particularly outside of the research institutions that collaborate with us. We expect to have to educate and train medical personnel using our product candidates to understand their side effect profiles, both for our current clinical trials and any future clinical trials and upon any commercialization of any product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in adverse events to patients, including death. Any of these occurrences may materially and adversely harm our business, financial condition, results of operations and prospects.

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

Our business may be adversely affected by a pandemic, epidemic or outbreak of an infectious disease.

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

Risks Related to Our Reliance on Third Parties and Manufacturing

Presently, some of our product candidates are biologics and the manufacture of such product candidates is complex. Currently, and even though our own manufacturing facility is now operational, we rely, and will continue to rely, on third parties to manufacture our lead product candidates for our ongoing clinical trials and our preclinical studies as well as any preclinical studies or clinical trials of our future product candidates that we may conduct. We also expect to rely on third parties for the commercial manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product supplies or product candidates, or fail to do so at acceptable quality levels or prices.

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

Although our own manufacturing facility is now operational, we currently intend to continue to rely on outside vendors to manufacture supplies and process our product candidates for preclinical studies and clinical trials under the guidance of our management team. Our manufacturing process may be more difficult or expensive than the approaches currently in use. We may make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will not result in significantly different products that may not be as safe and effective as any product candidates deployed by our third-party research institution collaborators.

We are substantially dependent on third-party entities for supply of our raw material. To date, we have obtained the actinium for our clinical trials from the U.S. Department of Energy, or DoE. The raw material for our TATs is shipped to third-party CDMOs, which manufacture the product candidate. In June 2022, we announced that we entered into a collaboration and supply agreement with Niowave, Inc., or Niowave, for the development, production, and supply of 225Ac. Under the agreement, as amended in December 2023, we will invest up to $20.0 million in Niowave to further develop their technology to increase current production capacity of 225Ac, and in return we will have guaranteed access to a pre-determined percentage of Niowave’s capacity of the resulting 225Ac, as well as preferred access to any excess supply produced. In January 2023, we announced that we entered into a supply agreement with BWXT Medical Ltd., or BWXT, for the supply of 225Ac, and in November 2023, we announced that we expanded our collaboration with BWXT to include the supply of generators to produce 225Ac at our own manufacturing facility. Niowave and BWXT may not be able to supply us with 225Ac at the level of production to meet our clinical or commercial needs. We may also be unable to enter into supply agreements with other third parties for the supply of 225Ac at the level of production to meet our clinical or commercial needs.

Even though our own manufacturing facility is now operational, we expect to rely on third-party manufacturers or third-party collaborators for the manufacture of our product candidates and for commercial supply of any of our product candidates for which we or any of our potential future collaborators obtain marketing approval. We may be unable to maintain agreements with our existing third-party manufacturers, or to establish additional agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

We currently operate our own manufacturing facility, which will require significant resources to scale up to appropriately address our clinical and anticipated commercial needs for our product candidates. We may fail to successfully operate our facility, which could adversely affect our clinical trials and the commercial viability of our product candidates.

We currently operate our own good manufacturing practice, or GMP, manufacturing facility, where we recently began manufacturing our clinical supply for our current and planned clinical trials. We expect that operating our own manufacturing facility will provide us with enhanced control of material supply for preclinical studies, clinical trials, and commercialization, enable more rapid implementation of process changes, and allow for better long-term margins if any of our product candidates successfully complete clinical trials and receive marketing approval. Although we are currently operating our manufacturing facility, our operations remain subject to review and oversight by various regulatory agencies and they could object to our use of our manufacturing facility or the processes used therein.

We have limited experience as a company in the construction or operation of a manufacturing facility. In part because of this limited experience, we cannot be certain that our manufacturing plans will be completed on time, if at all, or if manufacturing of product candidates from our own manufacturing facility for our planned clinical trials will begin or be completed on time, if at all. We also may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control and quality assurance. In addition, if we switch from our current contract manufacturers to our own manufacturing facility for one or more of our product candidates in the future, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. Accordingly, failure to successfully operate our planned manufacturing facility could adversely affect the commercial viability of our product candidates. Furthermore, maintaining manufacturing operations may require a reallocation of other resources, particularly the time and attention of certain of our senior management, as well as potentially significant capital expenditures.

We will need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, manufacture and eventual commercialization, if approved, of our product candidates. We may encounter problems hiring and retaining the experienced scientific, quality control, and manufacturing personnel needed to operate our manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements. If we fail to recruit the required personnel and generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed.

Although we have begun manufacturing our clinical supply at our manufacturing facility, we can provide no assurances that we will be able to build out and operate our internal manufacturing capacity to support our clinical or anticipated commercial needs. Our production methods require the use of radioactive isotopes. As a result, our manufacturing operations are also regulated by the Canadian Safety Nuclear Commission, or CNSC. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional approvals. We may encounter difficulties in scaling out production, including problems involving raw material suppliers, production yields, technical difficulties, scaled-up product characteristics, quality control and assurance, shortage of qualified personnel, capacity constraints, compliance with FDA and foreign regulations, environmental compliance, production costs and development of advanced manufacturing techniques and process controls. The actual cost to manufacture and process our product candidates could also be greater than we expect and could materially and adversely affect the commercial viability of our product candidates. Any of these difficulties, if they occur and are not overcome to the satisfaction of the FDA, the CNSC or other regulatory agencies, could lead to significant delays and possibly the termination of the development program for such product candidate. These risks become more acute as we scale-up for commercial quantities, where a reliable source of product becomes critical to commercial success. The commercial viability of any of our product candidates, if approved, will depend on our ability to produce our therapies at a large scale. Failure to achieve this level of supply could jeopardize the successful commercialization of our therapies.

Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized. Furthermore, any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs.

If our manufacturing facility is damaged or destroyed or production at our manufacturing facility is otherwise interrupted, our business would be negatively affected.

Damage to our manufacturing facility or disruption to our operations for any reason, including due to natural disaster (such as earthquake, wildfires and other fires or extreme weather), power loss, communications failure, cyberattack, unauthorized entry or other events, such as a flu or other health epidemic (such as the COVID-19 pandemic, including any current and future variants), could affect our manufacturing processes.

In particular, we are currently scaling operations at our manufacturing facility to supply our clinical needs. Any damage or disruption to that facility could cause a loss of products or materials or otherwise adversely affect our ability to manufacture our current and any future product candidates in support of our clinical trials. It may require substantial lead time to repair, and we may not have control over such repairs. The property damage and business interruption insurance coverage on our facility that we maintain might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.

Any damage or disruption to our manufacturing facility, including the foregoing events, may also adversely affect our business. For example, disruption to any of the utilities provided to our facility (HVAC, electrical, water, etc.) could inhibit or prevent us from being able to manufacture our product candidates. Moreover, if we are unable to obtain key inputs used in our manufacturing process, disinfectants or other materials required to maintain “clean room” sterility in our manufacturing facility, we may be unable to manufacture products entirely. Any failure of our building systems could also adversely affect our operations, including but not limited to equipment malfunctions, failure to follow specific protocols and procedures, and issues relating to air handling and other utilities. Any significant disruption to our manufacturing facility or processes would likely have an adverse impact on our business.

Any adverse developments affecting manufacturing operations for our current and any future product candidates may result in lot failures, inventory shortages, shipment delays, product losses or other interruptions in the supply of our product candidates for an undetermined period of time. We may also have to write off raw material and drug product inventory, incur other charges and expenses for key manufacturing inputs that fail to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Inability to meet the clinical demand for our product candidates could damage our reputation and the reputation of our products among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics.

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

225Ac is a key component of our product candidates, as well as other product candidates that we might consider for development with the 225Ac payload. We are continually working to ensure that there are adequate quantities of 225Ac available today to meet our current needs; however, our present main supplier, the DoE, has encountered supply shortages which could affect our business operations and results of operations. In June 2022, we announced that we entered into a collaboration and supply agreement with Niowave, Inc., or Niowave, for the development, production, and supply of 225Ac. This agreement was amended in December 2023 to provide us with additional supply of 225Ac. In January 2023, we announced that we entered into a supply agreement with BWXT Medical Ltd., or BWXT, for the supply of 225Ac, and in November 2023, we announced that we expanded our collaboration with BWXT to include the supply of generators to produce 225Ac at our manufacturing site.

In addition, our contract for supply of 225Ac from the DoE must be renewed upon the end of its term, and the current contract extends through December 2024. There can be no assurance that the DoE will renew the contract or that change its policies that allow for the sale of this isotope to us. Failure to acquire sufficient quantities of medical grade 225Ac would make it impossible to effectively complete clinical trials and to commercialize any 225Ac-based product candidates that we may develop and would materially harm our business.

Our ability to conduct clinical trials to advance our product candidates is dependent on our ability to manufacture our product candidates in a cGMP compliant manner. We recently began operating our own GMP manufacturing facility, however, we expect to continue to rely on our third-party manufacturers and suppliers as we scale up our manufacturing processes. These suppliers may not perform their contracted services or may breach or terminate their agreements with us. Our suppliers are subject to regulations and standards that are overseen by regulatory and government agencies and we have no control over our suppliers’ compliance to these standards. Failure to comply with regulations and standards may result in their inability to supply the isotope could result in delays in our clinical trials, which could have a negative impact on our business.

We rely on third parties to conduct our current and planned clinical trials and plan to rely on third parties to conduct future clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We depend and will continue to depend on independent investigators and collaborators, such as medical institutions, CROs, contract development and manufacturing organizations, or CDMOs, and strategic partners to conduct our preclinical studies and clinical trials, including our ongoing and planned clinical trials. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good clinical practices, or GCPs, which are regulations and guidelines enforced by the FDA and similar foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or similar foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic or drug product produced under cGMP regulations, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Under the strategic collaboration agreement, the Collaboration Agreement, entered into between us and AstraZeneca UK Limited, or AstraZeneca, in October 2020, we and AstraZeneca will jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer by leveraging our TAT platform and expertise in radiopharmaceuticals with AstraZeneca’s portfolio of antibodies and cancer therapeutics. As an example, Fusion is jointly developing FPI-2068 with AstraZeneca under the companies' multi-asset collaboration agreement. FPI-2068 is a targeted alpha therapy designed to deliver 225Ac to various solid tumors that express epidermal growth factor receptor, or EGFR, and mesenchymal epithelial transition factor, or cMET. For the combination therapies, the parties will evaluate potential combination strategies involving our existing assets, including our FPI-1434 product candidate, in combination with certain of AstraZeneca’s existing therapeutics for the treatment of various cancers. AstraZeneca is obligated to fully fund all research and development activities for the combination strategies.

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

We may seek accelerated approval of our current or future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials, and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product will eventually be converted to a traditional approval.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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
•
The federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain specified other healthcare providers (such as nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018 will remain in effect through 2032 unless additional U.S. Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. These new laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that certain drug and biologic manufacturers can charge for medications sold to certain health care facilities. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. For example, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The Inflation Reduction Act of 2022, or IRA, further delayed implementation of this rule to January 1, 2032. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

The IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HSS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

We may be affected by regulatory responses to climate-related issues.

The Biden Administration has made climate change and the limitation of greenhouse gas (GHG) emissions one of its primary objectives. Several states and other geographic regions in the United States have also adopted legislation and regulations to reduce emissions of GHGs.

On March 6, 2024, the SEC finalized new rules for public companies that will require extensive climate-related disclosures and significant analysis of the impact of climate-related issues on our business strategy, results of operations, and financial condition (the SEC Climate Disclosure Rules). The new rules will require us to disclose our material climate-related risks and opportunities, GHG emissions inventory, climate-related targets and goals, and financial impacts of physical and transition risks. As a result of the SEC Climate Disclosure Rules, our legal, accounting, and other compliance expenses may increase significantly, and compliance efforts may divert management time and attention. We may also be exposed to legal or regulatory action or claims as a result of these new regulations. All of these risks could have a material adverse effect on our business, financial position, and/or stock price.

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

However, we do not own or in-license any composition of matter patents or patent applications in the United States or any other jurisdiction with respect to our FPI-2265 product candidate. As of February 16, 2024, we license one U.S. and German patent covering the method of use of our FPI-2265 product candidate. We do own U.S. provisional patent applications with claims directed to formulations related to and the dosing of our FPI-2265 product candidate and we intend to file additional patent applications in the future that cover our FPI-2265 product candidate, but we cannot be certain that our future owned or licensed patent applications will cover our FPI-2265 product candidate. As a result, our owned patent portfolio and any patent portfolio we may license in the future may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our FPI-2265 product candidate.

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

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In March 2013, under the Leahy-Smith America Invents Act, or America Invents Act, or AIA, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first applicant to file a patent application generally will be entitled to a patent on the invention regardless of whether another applicant made the invention earlier. The AIA includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine what is relevant prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO developed new regulations and procedures in connection with the AIA and many of the substantive changes to patent law, including the “first-to-file” provisions, first became effective in March 2013. These regulations and procedures remain subject to change. In addition, the courts have yet to address many of the provisions of the AIA and the applicability of the AIA and resulting regulations. The impact of the AIA on the scope, validity or enforceability of specific patents discussed herein have not been determined and would need to be reviewed. The AIA implementation may increase uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Our European patents and patent applications could be challenged in the recently created Unified Patent Court, or UPC, for the European Union. We opted out of our European patents and patent applications from the UPC. However, if certain formalities and requirements were not met, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC. Under the UPC, a granted European patent would be valid and enforceable in numerous European countries. A successful invalidity challenge to a European patent under the UPC would result in loss of patent protection in those European countries. Accordingly, a single proceeding under the UPC could result in the partial or complete loss of patent protection in numerous European countries, rather than in each validated European country separately as such patents always have been adjudicated. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

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

We receive confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers or our consultants’ or contractors’ current or former clients or customers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees. If we are not successful, we could lose access or exclusive access to valuable intellectual property.

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

As of December 31, 2023, we had 101 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

The trading market for our common shares relies, in part, on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business downgrade their evaluations of our shares, the price of our shares could decline. If one or more of these analysts cease to cover our common shares, we could lose visibility in the market for our common shares, which, in turn, could cause our common share price to decline.

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

A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if Ten Percent Shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a United States person (as defined by the Code) who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of such corporation. We believe that we were not a CFC in the 2022 taxable year, however, it is possible that we may become a CFC in the 2023 taxable year or in a subsequent taxable year. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. In addition, recent changes to the attribution rules relating to the determination of CFC status may make it difficult to determine our CFC status for any taxable year. In addition, it is possible that a shareholder treated as a U.S. person for U.S. federal income tax purposes will acquire, directly or indirectly, enough of our common shares to be treated as a Ten Percent Shareholder. We cannot provide any assurances that we will assist holders of our common shares in determining whether we are treated as a CFC or whether any holder of the common shares is treated as a Ten Percent Shareholder with respect to any such CFC or furnish to any Ten Percent Shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations.

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

Generally, if, for any taxable year, at least 75% of our gross income is passive income (the “income test”), or at least 50% of the value of our assets (generally, using a quarterly average) is attributable to assets that produce passive income or are held for the production of passive income (including cash) (the “asset test”), we would be characterized as a PFIC for U.S. federal income tax purposes. The determination of whether we are a PFIC, which must be made annually after the close of each taxable year, depends on the particular facts and circumstances and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Our status as a PFIC will depend on the composition of our income and the composition and value of our assets (including goodwill and other intangible assets), which will be affected by how, and how quickly, we spend any cash that is raised in any financing transaction. As a publicly traded CFC or not a CFC for such year, the value of our assets generally may be determined by reference to the market value of our common shares, which may be volatile. Moreover, our ability to earn specific types of income that will be treated as non-passive for purposes of the PFIC rules is uncertain with respect to future years. For our taxable year ended December 31, 2023, we believe we may be classified as a PFIC, however it is uncertain whether we will be a PFIC for our taxable year ending December 31, 2024 or future taxable years. We cannot provide any assurances regarding our PFIC status for any past, current or future taxable years.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank, or Signature, and Silvergate Capital Corp. were each swept into receivership, and on May 1, 2023 First Republic Bank, or First Republic, was placed into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature, First Republic or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature, First Republic or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

If we are unable to comply with applicable privacy or security requirements or if our security measures are impacted by unauthorized access to individually identifiable health information or other personally identifiable information is otherwise obtained, our reputation may be harmed, and we may incur significant liabilities.

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

Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. New privacy and data security laws have been enacted in a number of US states and have been proposed in even more and as well as in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which trend may accelerate. Furthermore, a smaller number of states have passed or are considering laws that are specifically focused upon health privacy. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. Patients about whom we or our collaborators obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Our internal computer systems, or those of our third-party partners, contractors or consultants, may fail or suffer from cybersecurity incidents, which could result in a material disruption of our business, other losses and/or result in liability.

Despite the implementation of cybersecurity measures, our internal computer systems and those of our third-party partners, contractors and consultants are vulnerable to damage from natural disasters, terrorism, war, telecommunication and electrical failures, and sophisticated cyber-attacks, including computer hacking, the theft and subsequent misuse of employee credentials, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing), and other destructive or disruptive software as well as other malicious activity, which may be heretofore unknown. Unauthorized access to, or cybersecurity incidents which affect, our systems, infrastructure and databases could result in in unauthorized access to data and information and loss, compromise or corruption of such data and information. Present and future CROs, contractors and consultants also could experience cybersecurity incidents leading to the exposure of confidential and sensitive information. The number and complexity of these threats continue to increase over time.

We have incurred and expect to incur significant expenses to prevent cybersecurity incidents, including costs related to deploying additional personnel and protection technologies, training employees, and engaging third-party solution providers and consultants. Although we expend significant resources to create cybersecurity protections that shield our customer data against potential theft and cybersecurity incidents, such measures cannot provide absolute security. Moreover, as we outsource more of our information systems to vendors and rely more on cloud-based information systems, the related security risks will increase, and we will need to expend additional resources to protect our technology and information systems. If a material cybersecurity incident related to our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our cybersecurity measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, which could materially and adversely affect our business, financial condition and results of operations. For example, the loss of preclinical study or clinical trial data from completed or future preclinical studies or clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, cybersecurity incident, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm. We maintain cybersecurity insurance in the event of a cybersecurity incident; however, the coverage may not be sufficient to cover all financial losses.

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

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

We continue to build and integrate artificial intelligence into our offerings, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act, or the AI Act — the world’s first comprehensive AI law — is anticipated to enter into force in Spring 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate artificial intelligence tools into their own offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

War, terrorism, geopolitical uncertainties and other business interruptions could cause damage to, disrupt or cancel the conduct of our clinical trials on a global or regional basis, which could have a material adverse effect on our business, clinical sites or vendors with which we do business. Such events could also decrease patient demand to enroll in our clinical trials or make it difficult or impossible for us to deliver products and services to our clinical investigational sites. In addition, territorial invasions can lead to cybersecurity attacks on companies, such as ours, located far outside of the conflict zone. In the event of prolonged business interruptions due to geopolitical events, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume our business or clinical operations. We have no operations in Russia, Ukraine or Israel at this time, but we do not and cannot know if the current uncertainties in these geopolitical areas, which are unfolding in real-time, may escalate and result in broad economic and security conditions or rationing of medical supplies, which could limit our ability to conduct clinical trials outside Canada and the U.S. or result in material implications for our business.

Furthermore, political developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs, may negatively impact markets and cause weaker macro-economic conditions. The continuing effect of any or all of these events could adversely harm our operations and weaken our financial results.

Inflation could adversely affect our business, financial condition or results of operations.

Inflation rates across the globe have been rapidly increasing since 2021. Economists generally believe that this recent spike in the inflation rate has been driven by a number of factors including (among others) global supply chain issues, the increased cost of oil and other commodities, changes in consumer buying patterns during the COVID-19 pandemic and the massive influx of money into certain economies as a result of governmental rescue and stimulus programs implemented since the beginning of the COVID-19 pandemic. The ongoing Russia-Ukraine conflict, which has resulted in increased energy prices and sanctions disrupting the normal patterns of global trade, has also exacerbated inflationary conditions. To address recent high inflation rates, the Federal Reserve has announced several 0.5% and 0.75% increases to its benchmark interest rate and may approve additional rate increases in 2024. Such increases may be significant and likely spell the end, for the foreseeable future, of what has been a prolonged period of low interest rates.

Increasing scrutiny and changing expectations from investors with respect to our environmental, social and governance practices may impose additional costs on us or expose us to reputational or other risks.

Investors have increased their emphasis on the environmental, social and governance (ESG) practices of companies across all industries, including the environmental impact of operations and human capital management. Certain shareholders use third-party benchmarks or scores to measure a company’s ESG practices and decide whether to invest in its common shares or engage with the company to require changes to its practices.

A failure to comply with investor expectations and standards, which are evolving and vary considerably, or the perception that we have not responded appropriately to the growing concern for ESG issues, could result in reputational harm to our business and could have an adverse effect on us.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

As part of our enterprise risk management process, we have adopted a cybersecurity risk management program designed to assess, identify, and mitigate risks from cybersecurity threats. Our cybersecurity risk management program is informed by recognized industry standards and frameworks and incorporates elements of the same, including elements of the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. Our cybersecurity risk management program is supported by third parties, including a managed services provider that assists the Company with, among other things, threat monitoring and incident response.

Our cybersecurity risk management program utilizes tools and processes designed to prevent, detect, and mitigate current and emerging cybersecurity threats, and we maintain procedures to address cybersecurity incidents. These tools and procedures include, but are not limited to, the use of external virtual chief information security officer (vCISO) services, annual cybersecurity risk assessments, and vulnerability scans and penetration tests. Our annual cybersecurity risk assessments are centered on three key components of cybersecurity risk management: (1) the identification of cybersecurity risks and threats; (2) the evaluation of the likelihood that these cybersecurity risks will manifest into cybersecurity threats and, should they manifest, the severity of their potential consequences; and (3) the establishment of policies and procedures intended to mitigate and contain the harm posed by cybersecurity threats.

To encourage consideration of cybersecurity risks across functions, we require employees to participate in annual cybersecurity risk awareness trainings and phishing exercises. Further, we maintain cybersecurity incident response procedures supported by our internal cybersecurity incident management team. The cybersecurity incident management team is comprised of individuals across several areas of the organization – including legal, finance, quality, regulatory, IT, and investor relations. Our cybersecurity incident response program maintains procedures designed to mitigate the harm posed by cybersecurity threat actors as well as to escalate cybersecurity incidents within the organization, if necessary. We engage in tabletop exercises to test our incident response plan.

Before purchasing third-party technology or other solutions that involve exposure to the Company’s systems or electronic information, we conduct a cybersecurity review of such third parties. This cybersecurity review involves the vendor’s completion of questionnaires and, as appropriate, participation in cybersecurity audits.

To date, we have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time to time experienced threats that could affect our information or systems. For more information, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Cybersecurity Governance

The Board of Directors has delegated oversight of the Company’s cybersecurity program to the Audit Committee of the Board of Directors. As provided in the Audit Committee Charter, the Audit Committee is responsible for reviewing reports on data management and cybersecurity initiatives and significant existing and emerging cybersecurity risks, including cybersecurity incidents, the impact on the Company and its stakeholders of any significant cybersecurity incident and any disclosure obligations arising from any such incidents. Our Senior Director, Information Technology (“IT”), who reports directly to our Chief Financial Officer, has primary responsibility for the day-to-day management of our cybersecurity risk management program. The individual currently operating as our Senior Director, IT has approximately thirty-four years of experience with information technology, including seventeen years of experience managing cybersecurity risk management programs. Our Senior Director, IT is supported by our internal IT team and external IT consultants, and their responsibilities include assessing, monitoring, and managing our cybersecurity risks.

Our Senior Director, IT and Chief Financial Officer present, at least annually, to the Audit Committee to discuss management’s ongoing cybersecurity risk management program. The annual presentation to the Audit Committee includes information about the sources and nature of risks the Company faces, how management assesses such risks, progress on vulnerability remediation, and current developments in the cybersecurity landscape. In turn, the Chair of the Audit Committee provides an annual readout to the full Board of Directors that includes a summary of the Senior Director, IT and Chief Financial Officer’s presentation, to enable discussion of cybersecurity risk management at the full Board level. When appropriate, members of our internal incident response team will also update the executive management team on developments relating to cybersecurity and, if needed, cybersecurity incidents.

Item 2. Properties.

Our principal executive offices are located in Hamilton, Ontario, and as of December 31, 2023, we leased and occupied approximately 20,788 square feet of office and laboratory space that expires in 2030. Additionally, as of December 31, 2023, we leased a 26,978 square foot manufacturing facility adjacent to our office and laboratory space in Hamilton, Ontario that expires in 2038. As of December 31, 2023, we also maintained offices in Boston, Massachusetts, pursuant to a lease of 14,936 square feet that expires in 2027. We believe that our current facilities are adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings.

On February 13, 2023, we filed an Inter Partes Review, or IPR, petition with the United States Patent and Trademark Office, or the USPTO, to challenge the validity of a certain issued U.S. Patent relating to FPI-2265. On August 15, 2023, the IPR was instituted by the USPTO Patent Trial and Appeal Board, or the Board. On February 16, 2024, we executed a settlement agreement and an exclusive license agreement with the University of Heidelberg and Euratom, the owners of the patent challenged by the IPR. Pursuant to the terms of the settlement agreement, the parties filed a motion to terminate the IPR. On March 12, 2024, the Board granted the motion filed by the parties and the IPR was terminated.

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

Holders of Record

As of March 11, 2024, there were approximately 136 holders of record of our common shares. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement for our annual for our 2024 annual meeting of shareholders to be filed with the SEC, and is incorporated into this Annual Report on Form 10-K by reference.

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

Pluvicto, a lutetium-177, or 177Lu, PSMA radioligand therapy, or RLT, is currently a U.S. Food and Drug Administration, or FDA, approved radiopharmaceutical-based therapy to treat patients with metastatic castration resistant prostate cancer, or mCRPC. There are no alpha emitting PSMA-targeted radiopharmaceuticals currently approved by the FDA for the treatment of mCRPC. We believe that the challenges associated with producing and securing a supply of 225Ac have proven to be a barrier for the clinical advancement of PSMA-targeted alpha emitting therapies and, as a result, the majority of programs evaluating PSMA-RLTs currently in development utilize a beta particle emitter.

Recent analysis of 488 patients (Sathekge, M. et al. Actinium-225-PSMA radioligand therapy of metastatic castration-resistant prostate cancer (WARMTH Act): a multicentre, retrospective study. The Lancet. Volume 25 Issue 2. January 2024) treated in investigator sponsored trials and compassionate use programs outside the U.S. with 225Ac-PSMA agents, including both patients previously treated with 177Lu-PSMA-RLT, and 177Lu-PSMA-RLT naïve patients, have shown compelling clinical data and biochemical response rates (including PSA50 response, which is the percentage of participants who had a prostate-specific antigen, or PSA, decline of at least 50 percent from baseline). In addition, the agents have shown a safety and tolerability profile that we feel supports further development of an 225Ac-based PSMA-RLT. We believe our access to 225Ac and expertise developing alpha therapies provides an opportunity for us to begin treating patients who progress on or after lutetium-based PSMA therapies as well as an opportunity to move to earlier lines of therapy both as a monotherapy and in combination with other agents. We have aligned with the FDA on a Phase 2/3 clinical trial protocol for FPI-2265. This study as part of the updated development plan includes a Phase 2 dose optimization lead-in, which is expected to complete enrollment by the end of 2024, and the randomized controlled Phase 3 part of the study is expected to begin in 2025. The Phase 2 portion of the protocol is designed to evaluate the safety and efficacy of FPI-2265 across three dosing regimens in a total of 60 mCRPC patients with progressive disease after 177Lu-PSMA-RLT, such as Pluvicto. The Phase 3 portion of the protocol is designed to be a registration-enabling global trial evaluating the efficacy and safety of FPI-2265 compared with the standard of care (an alternate androgen receptor pathway inhibitors, or “ARPI switch”) in approximately 550 mCRPC patients who progressed on or after 177Lu-PSMA-RLT. We are also pursuing the opportunity to potentially move our investigational therapy into earlier lines of treatment with combinations of FPI-2265 and Lynparza (olaparib), and we expect to initiate a combination trial in the first half of 2024.

Our second most advanced product candidate, FPI-1434, utilizes our Fast-Clear linker to connect a humanized monoclonal antibody that targets the insulin-like growth factor 1 receptor, or IGF-1R, with 225Ac. We are currently evaluating FPI-1434 as a monotherapy in the dose escalation portion of a Phase 1 clinical trial in patients with IGF-1R positive solid tumors to assess its safety, tolerability and pharmacokinetics as well as to identify the recommended Phase 2 dose. As part of the screening process, patients are administered the imaging analogue of FPI-1434, which utilizes the same linker and targeting molecule, but replaces 225Ac with the radioactive isotope indium-111, or 111In, and only those patients who meet predefined tumor uptake and show potential organ radiation exposure within the dosimetric limits for normal organs, are advanced into the trial. In our ongoing Phase 1 trial, we are currently exploring various dosing levels of FPI-1434 using a dosing regimen in which a small dose of cold antibody (naked IGF-1R antibody without the conjugated isotope) is administered prior to the imaging analogue and prior to each dose of FPI-1434. We refer to this dosing regimen as the “cold/hot” dosing regimen which was selected, in part, based on the results of a cold antibody sub-study, or CASS, that was performed as part of the Phase 1 study. In the CASS, we observed improved tumor uptake in most patients who received the cold IGF-1R antibody pre-administration and the tumor uptake was independent of anatomic location (including bone, mediastinum, lung, liver, and lymph nodes).

Following availability of the CASS data, we prioritized the “cold/hot” dosing regimen over a previously explored “hot only” regimen that did not include pre-administration of cold antibody. Preliminary Phase 1 clinical data were presented at the Society of Nuclear Medicine and Molecular Imaging, or SNMMI, Annual Meeting in June 2023. Three patients were dosed in the first cohort at a dose of 15 kBq/kg following pre-administration of cold antibody. In this first cohort, “cold/hot” dosing was observed to be generally well-tolerated with no treatment-related serious adverse events, or SAEs, or dose limiting toxicities, or DLTs. The data demonstrated that pre-administration of cold antibody improved tumor uptake while also reducing the risk of hematological toxicity at comparable exposures observed in the “hot only” dosing arm, which we believe may potentially enhance the therapeutic index. Further, the 15 kBq/kg “cold/hot” dosing arm showed comparable systemic exposure to approximately 40 kBq/kg of a “hot only” dose but with an improved hematological profile as measured by changes in platelet count.

We are currently enrolling the second cohort in the “cold/hot” dosing regimen at 25 kBq/kg. At this dose level, we saw encouraging early findings from this cohort in the ongoing FPI-1434 Phase 1 clinical trial, and no DLTs have been observed to date. Two out of three patients completed the DLT period, and one pancreatic cancer patient discontinued treatment due to disease progression before completion of the DLT period. One heavily treated patient with Ewing sarcoma showed evidence of anti-tumor activity after a single 25 kBq/kg dose of FPI-1434, and one patient with chordoma received four cycles of therapy and showed stable disease as best response. FPI-1434 was generally well tolerated, with transient Grade 1 thrombocytopenia at the 25 kBq/kg dose level and no DLTs. We plan to complete and analyze results from the second cohort and hold a Safety Review Committee meeting to evaluate the emerging data. We plan to share more details on the data and the FPI-1434 development program in mid-2024.

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

In April 2021, we entered into an asset purchase agreement with Ipsen Pharma SAS, or Ipsen, to acquire Ipsen’s intellectual property and assets related to IPN-1087. IPN-1087 is a small molecule targeting neurotensin receptor 1, or NTSR1, a protein expressed on multiple solid tumor types. Using our TAT platform, we combined IPN-1087 with 225Ac to create an alpha-emitting radiopharmaceutical, FPI-2059, targeting solid tumors expressing NTSR1, including neuroendocrine differentiated prostate cancer, and colorectal, gastric and pancreatic cancers. The FDA cleared our IND for FPI-2059 and the corresponding imaging analogue, FPI-2058, in June 2022. Patient dosing in a Phase 1, non-randomized, open-label clinical trial of FPI-2059 in patients with solid tumors expressing NTSR1, intended to investigate safety, tolerability and pharmacokinetics and to establish the recommended Phase 2 dose is ongoing. We plan to provide guidance on timelines for the FPI-2059 program following a more robust experience with patient screening and patient enrollment.

We have completed validation of our state-of-the-art good manufacturing practice, or GMP, manufacturing facility and produced the first clinical dose of a TAT. The facility, which has clinical and commercial scale manufacturing capabilities, is designed to support our growing pipeline of TATs and is expected to be capable of producing more than 100,000 doses per year. Doses produced out of our manufacturing facility are expected to initially support the FPI-2265 clinical program and be expanded to include our other proprietary and partnered programs.

Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. On June 30, 2020, we completed our initial public offering, or IPO, of our common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs. Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). Through December 31, 2023, we had raised net proceeds of $511.1 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). In July 2021, we entered into, and subsequently amended in January 2024, an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC to issue and sell up to $200.0 million of our common shares, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as our agent. As of December 31, 2023, we had received net proceeds of $70.9 million from sales of common shares under the Sales Agreement. In January and February 2024, we received an additional $48.5 million in net proceeds from sales of common shares under the Sales Agreement, as amended. In April 2022, we received net proceeds of $9.8 million from the funding of the Term A loan facility with Oxford Finance LLC, or Oxford. In September 2022, we received net proceeds of $24.9 million from the funding of the Term B loan facility with Oxford. In January 2024, we received net proceeds of $14.9 million from the funding of the Term C loan facility with Oxford. In February 2023, we received approximately $56.0 million in net proceeds from a private placement financing in which we issued and sold 17,648,596 of our common shares at an offering price of $3.40 per share. In May 2023, we received approximately $20.0 million in net proceeds from a private placement financing in which we issued and sold 4,784,689 of our common shares at an offering price of $4.18 per share.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $94.9 million and $87.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $376.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of December 31, 2023, we had cash, cash equivalents and investments of $247.3 million. We believe that our existing cash, cash equivalents and investments, together with net proceeds of $48.5 million from sales of common shares under the Sales Agreement, as amended, received in January and February 2024 and net proceeds of $14.9 million from the funding of the Term C loan facility with Oxford in January 2024, will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025.

Impact of Market Conditions on Our Business

We believe our financial results for the years ended December 31, 2023 and 2022 were not significantly impacted by market conditions. However, disruption of global financial markets and a recession or market correction, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, the ongoing conflict in Israel and the Middle East, and other global macroeconomic factors such as inflation and the recent banking industry volatility, could reduce our ability to access capital, which could, in the future, negatively affect our business and the value of our common shares.

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

We received an upfront payment of $5.0 million from AstraZeneca in December 2020 associated with the combination therapies program. AstraZeneca will fully fund all research and development activities for the combination strategies, until such point as we may opt-in to the clinical development activities. We also have the right to opt-out of clinical development activities relating to these combination therapies. In such instance, we will be responsible for repaying our share of the development costs via a royalty on the additional combination sales only if our drug is approved on the basis of clinical development solely conducted by AstraZeneca, in which case the royalty payments shall also include a variable risk premium based on the number of our product candidates that have received regulatory approval at that time. We are currently eligible to receive future payments of up to $25.0 million, including those for the achievement of certain clinical milestones and exclusivity fees.

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

During the years ended December 31, 2023 and 2022, we recognized $2.1 million and $1.5 million, respectively, in collaboration revenue under the AstraZeneca Agreement in the consolidated statement of operations and comprehensive loss.

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

In connection with the AstraZeneca Agreement, we and AstraZeneca are both active participants in the research and development activities of the collaboration and we are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement with respect to the novel TATs program, or the Novel TATs Collaboration. As this arrangement falls within the scope of ASC 808, Collaborative Arrangements, or ASC 808, all payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense. For the years ended December 31, 2023 and 2022, we incurred $5.2 million and $5.4 million, respectively, in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $2.0 million and $2.8 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs.

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

Income Taxes

We are domiciled in Canada and are primarily subject to taxation in that country. Since our inception, we have recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year by our operations in Canada due to our uncertainty of realizing a benefit from those items. As of December 31, 2023, we had $235.2 million of Canadian net operating loss carryforwards that begin to expire in 2035. In addition, the Company had $9.5 million of Canadian tax credit carryforwards that begin to expire in 2037 as well as Canadian capitalized research and development expenditures of $54.6 million that can be carried forward indefinitely. We have recorded a full valuation allowance against our Canadian net deferred tax assets as of December 31, 2023 and 2022.

In prior periods, we have recorded an insignificant amount of income tax provision or benefit for our operating company in Canada and our operating company in the U.S., which typically generates a profit for tax purposes.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Collaboration revenue	$2,068	$1,461	$607
Operating expenses:
Research and development	70,103	58,895	11,208
General and administrative	31,197	30,600	597
Total operating expenses	101,300	89,495	11,805
Loss from operations	(99,232)	(88,034)	(11,198)
Other income (expense):
Interest income	9,526	2,161	7,365
Interest expense	(5,166)	(1,801)	(3,365)
Other income (expense), net	762	(1,775)	2,537
Total other income (expense), net	5,122	(1,415)	6,537
Loss before (provision) benefit for income taxes	(94,110)	(89,449)	(4,661)
Income tax (provision) benefit	(787)	1,837	(2,624)
Net loss	$(94,897)	$(87,612)	$(7,285)

Collaboration Revenue

Collaboration revenue was $2.1 million and $1.5 million, respectively, for the years ended December 31, 2023 and 2022 for services provided under the AstraZeneca Agreement. The increase of $0.6 million was due to the recognition of revenue following obligations for two of the potential combination strategies expiring pursuant to the terms of the AstraZeneca Agreement during the year ended December 31, 2023, partially offset by a decrease in actual costs incurred and its impact on the calculation of the extent of progress towards completion using the cost-to-cost method for the Combination Therapies Collaboration.

Research and Development Expenses

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Direct research and development expenses by program:
FPI-2265	$10,343	$—	$10,343
FPI-1434	6,944	11,939	(4,995)
FPI-2059	4,081	3,301	780
FPI-2068	1,136	—	1,136
FPI-1966	4,244	7,860	(3,616)
Platform development and unallocated research and development expenses:
TAT platform	18,102	14,850	3,252
Personnel related (including share-based compensation)	22,711	18,804	3,907
Other	2,542	2,141	401
Total research and development expenses	$70,103	$58,895	$11,208

Research and development expenses were $70.1 million for the year ended December 31, 2023, compared to $58.9 million for the year ended December 31, 2022. The increase of $11.2 million was primarily due to an increase of $7.6 million in platform development and unallocated research and development costs and an increase of $3.6 million in direct costs related to our FPI-2265, FPI-1434, FPI-2059, FPI-2068 and FPI-1966 product candidates, described below.

We incurred program expenses for FPI-2265 during the year ended December 31, 2023. FPI-2265 is a TAT designed to target and deliver 225Ac to tumor sites expressing PSMA. We acquired FPI-2265, a Phase 2 product candidate in February 2023 from RadioMedix. Direct costs of $10.3 million for the year ended December 31, 2023 for our FPI-2265 product candidate was related to the ongoing Phase 2 clinical trial of FPI-2265, including a $1.5 million payment under the RadioMedix Agreement. In connection with the clearance of the IND in April 2023, we also incurred program expenses for FPI-2068, a TAT designed to deliver 225Ac to various solid tumors that express EGFR and cMET, during the year ended December 31, 2023. The increase in FPI-2059 of $0.8 million was due to the continued expenditures related to our Phase 1 clinical trial of FPI-2059 as a monotherapy in patients with solid tumors expressing NTSR1. The decrease in FPI-1434 of $5.0 million was primarily due to a decrease in manufacturing-related costs for our Phase 1 clinical trial of FPI-1434. In May 2023, we ceased further clinical development of FPI-1966 as a result of a portfolio prioritization decision, and as a result there was a $3.6 million decrease in FPI-1966 program costs for the year ended December 31, 2023.

Platform development and unallocated research and development expenses were $43.4 million for the year ended December 31, 2023, compared to $35.8 million for the year ended December 31, 2022. The increase of $7.6 million was due to an increase of $3.9 million in personnel-related costs, an increase of $3.3 million in costs related to our TAT platform and an increase in other costs of $0.4 million. Personnel-related costs for the years ended December 31, 2023 and 2022 included share-based compensation of $4.8 million and $3.8 million, respectively. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for managing our clinical trials of FPI-2265, FPI-1434, FPI-2059 and FPI-2068 and for conducting preclinical research. The increase in TAT platform costs was primarily due to increased external costs for preclinical studies, activities associated with the advancement of our TAT platform and manufacturing-related expenditures.

General and Administrative Expenses

General and administrative expenses were $31.2 million for the year ended December 31, 2023, compared to $30.6 million for the year ended December 31, 2022. Personnel-related costs for the years ended December 31, 2023 and 2022 included share-based compensation of $7.7 million and $7.1 million, respectively.

Other Income (Expense)

Interest Income. Interest income for the years ended December 31, 2023 and 2022 was $9.5 million and $2.2 million, respectively. The increase of $7.4 million was primarily due to increases in interest income driven by increased investment balances and increases in market rates.

Interest Expense. Interest expense for the year ended December 31, 2023 was $5.2 million, compared to $1.8 million for the year ended December 31, 2022. Interest expense consists of interest owed on outstanding borrowings under our loan and security agreement with Oxford, as well as amortization of debt discount.

Other Income (Expense), Net. Other income, net was $0.8 million for the year ended December 31, 2023, compared to other expense, net of $1.8 million for the year ended December 31, 2022. The net increase of $2.5 million was primarily related to net realized and unrealized foreign exchange losses incurred during the year ended December 31, 2022.

Income Tax (Provision) Benefit

The income tax provision was $0.8 million for the year ended December 31, 2023, compared to an income tax benefit of $1.8 million for the year ended December 31, 2022. The decrease of $2.6 million was primarily related to a decrease in the benefit from the U.S Company's foreign-derived intangible income, or FDII, deduction. Based on recently issued guidance from the U.S. Internal Revenue Service related to Internal Revenue Code Section 174, the Company is no longer capitalizing research and development expenses in the U.S. As a result, the Company's deferred tax assets and current tax liabilities decreased, but also reduced the Company's tax benefit associated with the FDII deduction for the year.

Liquidity and Capital Resources

Since our inception in 2014, we have not generated any revenue from product sales, and have incurred significant operating losses and negative cash flows from our operations. On June 30, 2020, we completed our IPO of our common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs. Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). From our inception through December 31, 2023, we had raised net proceeds of $511.1 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). In July 2021, we entered into, and subsequently amended in January 2024, the Sales Agreement with Jefferies LLC to issue and sell our common shares up to $200.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as our agent and/or principal, or the ATM Facility. The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. We have no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of December 31, 2023, we had received net proceeds of $70.9 million from sales of common shares under the Sales Agreement. In January and February 2024, we received an additional $48.5 million in net proceeds from sales of common shares under the Sales Agreement, as amended. In April 2022, we received net proceeds of $9.8 million from the funding of the Term A loan facility with Oxford. In September 2022, we received net proceeds of $24.9 million from the funding of the Term B loan facility with Oxford. In January 2024, we received net proceeds of $14.9 million from the funding of the Term C loan facility with Oxford. In February 2023, we received approximately $56.0 million in net proceeds from a private placement financing in which we issued and sold 17,648,596 of our common shares at an offering price of $3.40 per share. In May 2023, we received approximately $20.0 million in net proceeds from a private placement financing in which we issued and sold 4,784,689 of our common shares at an offering price of $4.18 per share.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(81,802)	$(73,276)
Net cash (used in) provided by investing activities	(42,763)	23,087
Net cash provided by financing activities	142,006	40,733
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,441	$(9,456)

Operating Activities

During the year ended December 31, 2023, operating activities used $81.8 million of cash, resulting from our net loss of $94.9 million and net cash used in changes in our operating assets and liabilities of $1.3 million, partially offset by non-cash charges of $14.4 million. Net cash used in changes in our operating assets and liabilities for the year ended December 31, 2023 primarily consisted of a $3.4 million decrease in operating lease liabilities, a $2.0 million decrease in deferred revenue, a $0.7 million decrease in accounts payable, a $0.4 million increase in prepaid expenses and other current assets and a $0.2 million decrease in accrued expenses and other current liabilities, partially offset by a $5.5 million decrease in other non-current assets.

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

Investing Activities

During the year ended December 31, 2023, net cash used in investing activities was $42.8 million, consisting of purchases of investments of $230.6 million and purchases of property and equipment of $3.9 million, offset by maturities of investments of $191.7 million.

During the year ended December 31, 2022, net cash provided by investing activities was $23.1 million, consisting of maturities of investments of $190.4 million, offset by purchases of investments of $165.2 million and purchases of property and equipment of $2.1 million.

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $142.0 million, consisting of $80.0 million in gross proceeds from the issuance of common shares in connection with our February 2023 and May 2023 private placement financings and $65.1 million in proceeds from the issuance of common shares from our ATM Facility, net of issuance costs and $0.9 million in proceeds from the issuance of common shares upon exercise of stock options and our employee share purchase plan, offset by $4.0 million in offering costs paid in connection with our February 2023 and May 2023 private placement financings.

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

We believe that our existing cash, cash equivalents and investments as of December 31, 2023, together with net proceeds of $48.5 million from sales of common shares under the Sales Agreement, as amended, received in January and February 2024 and net proceeds of $14.9 million from the funding of the Term C loan facility with Oxford in January 2024, will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

We lease certain assets under noncancelable operating leases, which expire through 2038. The leases relate to office, laboratory and manufacturing facilities. The aggregate future minimum commitment under these leases for office, laboratory and manufacturing facilities was $25.2 million as of December 31, 2023.

Further, we also have entered into agreements with third-party contract development and manufacturing organizations to manufacture clinical trial materials. The non-cancelable minimum purchase commitments under these agreements was $0.8 million as of December 31, 2023.

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

Under our license agreement with ImmunoGen, Inc., or ImmunoGen, we are obligated to make aggregate milestone payments to ImmunoGen of up to an additional $14.5 million upon the achievement of specified development and regulatory milestones and of up to $35.0 million of specified sales milestones. We are also obligated to pay tiered royalties of a low to mid single-digit percentage on potential annual net sales by us and any of our affiliates and sublicensees.

Under our asset purchase agreement, as amended, with Rainier, we made aggregate payments of $5.5 million and issued 470,038 of our common shares to Rainier in connection with certain milestones. We are obligated to make additional aggregate milestone payments of up to $20.5 million upon the achievement of specified development and regulatory milestones and are obligated to make aggregate milestone payments of up to $42.0 million upon the achievement of specified sales milestones. In the event we enter into a transaction with a non-affiliated party relating to the license or sale of substantially all of our rights under the agreement, we are also obligated to pay Rainier a portion of the revenue from such transaction, in an amount ranging from 10% to 30% based on how long after March 10, 2020 the transaction takes place subject to subsequent amendments. In May 2023, the Company ceased further clinical development of the related program, FPI-1966, as a result of a portfolio prioritization decision.

Under our license agreement with Genentech, Inc., or Genentech, we are obligated to make aggregate milestone payments to Genentech of up to $44.0 million upon the achievement of specified sales milestones. We are also obligated to pay tiered royalties ranging from a mid single-digit percentage to a high single-digit percentage based on our potential net sales of licensed products. In addition, for products that are not covered by an enforceable patent in any country in which they are sold, we are obligated to pay royalties of a low single-digit percentage based on net sales in such country. In May 2023, the Company ceased further clinical development of the related program, FPI-1966, as a result of a portfolio prioritization decision.

Under our asset purchase agreement with Ipsen, we are obligated to make aggregate milestone payments to Ipsen of up to an additional €67.5 million upon the achievement of certain development and regulatory milestones and up to €350.0 million in net sales milestones. We are also obligated to pay low single-digit royalties on potential net sales. Further, we are responsible for paying to a third-party licensor up to a total of €70.0 million in development milestones and mid to low double-digit royalties on potential net sales of products.

Under our collaboration agreement with Niowave, we are obligated to make aggregate future milestone payments of $17.3 million.

Under our asset purchase agreement with RadioMedix, we are obligated to make aggregate milestone payments to RadioMedix of up to an additional $14.5 million upon the achievement of certain clinical and regulatory milestones and up to an additional $50.0 million in specified net sales milestones. We are also obligated to pay low to mid-single-digit royalties on potential net sales, subject to specified reductions.

Under our asset purchase agreement with an undisclosed, unrelated third-party, we are obligated to pay up to an additional $7.5 million upon the achievement of certain clinical and regulatory milestones and up to an additional $50.0 million in net sales milestones. We are also obligated to pay low single-digit royalties on potential net sales, subject to specified reductions.

Under our license agreement with Universität Heidelberg and Euratom, we are obligated to make an upfront payment of €1.0 million, of which €500,000 is subject to certain conditions, and aggregate milestone payments to the parties of up to an additional €750,000. We are also obligated to pay royalties of a low single-digit percentage on potential annual net sales by us and any of our affiliates and a percentage of any sublicense income received, up to a total amount of €5.0 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2023 and 2022, we had an aggregate cash, cash equivalents, restricted cash and investments balance of $248.7 million and $188.1 million, respectively, which consisted of cash, money market funds, U.S. and Canadian Government agency debt securities, corporate bonds, municipal bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are short-term in nature. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree, by the effect of a change in market interest rates on our investment portfolio.

As of December 31, 2023, we had $35.0 million of borrowings outstanding under the Loan Agreement. Interest on the outstanding borrowings under the Loan Agreement accrues at a floating per annum rate equal to the greater of (i) 8.00% and (ii) the sum of (a) 1-Month CME Term Secured Overnight Financing Rate, or SOFR, (b) 0.10% and (c) 7.90%. An immediate 10% change in the one-month SOFR rate would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. The functional currency of our operating company in Canada and operating company in the U.S. is also the U.S. dollar. As a result, we record no cumulative translation adjustments related to translation of unrealized foreign exchange gains or losses.

For the remeasurement of local currency to the U.S. dollar functional currency of the Canadian entity, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, and income items and expenses are translated into U.S. dollars at the average exchange rate in effect during the period. Resulting transaction gains (losses) are included in other income (expense), net in the consolidated statements of operations and comprehensive loss, as incurred. During the years ended December 31, 2023 and 2022, recognized transaction gains and losses were insignificant.

We do not believe that we are subject to significant risk related to foreign currency exchange rate changes, and we do not expect that foreign currency transaction gains and losses will have a material effect on our financial position or results of operations in the foreseeable future.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor, research supplies and materials and manufacturing raw materials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2023 and 2022.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management has concluded that the internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in the sections entitled “Proposal 1. Election of Directors,” “Corporate Governance” and “Ownership of Our Common Shares” of our proxy statement for our 2024 annual meeting of shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item will be set forth in the sections entitled “Executive Compensation” and “Director Compensation” of our proxy statement for our 2024 annual meeting of shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item will be set forth in the section entitled “Ownership of Our Common Shares” of our Proxy Statement for our 2024 annual meeting of shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in the sections entitled “Corporate Governance” and “Certain Relationships and Related Party Transactions” of our proxy statement for our 2024 annual meeting of shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be set forth in the section entitled “Proposal 2. Appointment of Our Independent Registered Public Accounting Firm” of our proxy statement for our 2024 annual meeting of shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The following documents are included on pages F-1 through F-40 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedule

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description

2.1†^

Arrangement Agreement dated as of March 18, 2024, among the Company, AstraZeneca AB and 15863210 Canada Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2024 (File No. 001-39344) and incorporated by reference herein)

3.1

Articles of Amendment to the Articles of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

3.2*	Amended and Restated General By-Laws of the Company

4.1

Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its shareholders, dated March 25, 2019 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

4.2

Form of Specimen Common Share Certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

4.3

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 25, 2021 (File No. 001-39344) and incorporated by reference herein)

4.4

Form of Warrant to Purchase Stock entered into in connection with the Loan and Security Agreement, dated as of April 2, 2022, and as amended by and between Oxford Finance LLC and the Company (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 16, 2023 (File No. 001-39344) and incorporated by reference herein)

4.5

Registration Rights Agreement by and among the Registrant and certain of its shareholders, dated February 13, 2023 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 14, 2023 (File No. 001-39344) and incorporated by reference herein)

10.1#

2017 Equity Incentive Plan, as amended, and forms of award agreements thereunder (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.2#

2020 Stock Option and Incentive Plan and forms of award agreements thereunder (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.3#

Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.4#	2020 Employee Share Purchase Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.5

Form of Officer Indemnification Agreement (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.6

Form of Director Indemnification Agreement (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.7#

Employment Agreement between the Company and John Valliant, Ph.D. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.8#

Amendment No. 1 to Employment Agreement between the Company and John Valliant, Ph.D., dated as of February 19, 2021 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 25, 2021 (File No. 001-39344) and incorporated by reference herein)

10.9#

Employment Agreement between the Company and John Crowley, CPA (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.10#*	Employment Agreement between the Company and Eric Burak, Ph.D. (dated as of December 18, 2023)

10.11#

Amendment No. 1 to Employment Agreement between the Company and Eric Burak, Ph.D., dated as of March 18, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2024 (File No. 001-39344) and incorporated by reference herein)

10.12#

Employment Agreement between the Company and Dmitri Bobilev, MD (dated as of November 7, 2022) (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 16, 2023 (File No. 001-39344) and incorporated by reference herein)

10.13#

Employment Agreement between the Company and Mohit Rawat, dated as of September 27, 2021 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 17, 2022 (File No. 001-39344) and incorporated by reference herein)

10.14#

Employment Agreement between the Company and Christopher Leamon, Ph.D., dated as of November 1, 2021 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 17, 2022 (File No. 001-39344) and incorporated by reference herein)

10.15

Lease Agreement, dated as of October 1, 2019, by and between Fort Hill Square 2 Owner LLC and the Company (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.16

First Amendment to Lease Agreement, dated as of March 16, 2021, by and between Fort Hill Square 2 Owner LLC and the Company (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 25, 2021 (File No. 001-39344) and incorporated by reference herein)

10.17

Lease Agreement, dated as of August 1, 2018, by and between McMaster University and the Company (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.18

Lease Agreement, dated as of June 1, 2021, by and between McMaster University and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2021 (File No. 001-39344) and incorporated by reference herein)

10.19†

License Agreement, dated as of February 22, 2017, by and between the Centre for Probe Development and Commercialization Inc. and the Company (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.20†

License Agreement, dated as of December 19, 2016, by and between ImmunoGen, Inc. and the Company, as amended (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.21†

Master Services Agreement, dated as of February 22, 2017, by and between the Centre for Probe Development and Commercialization Inc. and the Company (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.22†

Supply Agreement, dated as of January 17, 2019, by and between the Centre for Probe Development and Commercialization Inc. and the Company (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.23†

Strategic Collaboration Agreement, dated as of October 30, 2020, by and between AstraZeneca UK Limited and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020 (File No. 001-39344) and incorporated by reference herein)

10.24†

Asset Purchase Agreement, dated as of March 1, 2021, by and between Ipsen Pharma SAS and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2021 (File No. 001-39344) and incorporated by reference herein)

10.25†

Loan and Security Agreement, dated as of April 2, 2022, by and between Oxford Finance LLC and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed on August 9, 2022 (File No. 001-39344) and incorporated by reference herein)

10.26†

Consent and First Amendment to Loan and Security Agreement, dated as of August 23, 2022, by and between Oxford Finance LLC and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed on November 8, 2022 (File No. 001-39344) and incorporated by reference herein)

10.27

Second Amendment to Loan and Security Agreement, dated as of September 21, 2022, by and between Oxford Finance LLC and the Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed on November 8, 2022 (File No. 001-39344) and incorporated by reference herein)

10.28†

Third Amendment to Loan and Security Agreement, dated as of March 30, 2023, by and between Oxford Finance LLC and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed on May 11, 2023 (File No. 001-39344) and incorporated by reference herein)

10.29†

Option and Asset Purchase Agreement, dated as of November 14, 2022, by and between RadioMedix, Inc. and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2023 (File No. 001-39344) and incorporated by reference herein)

10.30##

Securities Purchase Agreement, dated as of February 13, 2023, by and among the Company and the Investors named therein (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on February 14, 2023 (File No. 001-39344) and incorporated by reference herein)

10.31##

Registration Rights Agreement, dated as of February 13, 2023, by and among the Company and the Investors named therein (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on February 14, 2023 (File No. 001-39344) and incorporated by reference herein)

10.32##

Securities Purchase Agreement, dated as of May 10, 2023, by and among the Company and the Investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2023 (File No. 001-39344) and incorporated by reference herein)

10.33##

Registration Rights Agreement, dated as of May 10, 2023, by and among the Company and the Investors named therein (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 11, 2023 (File No. 001-39344) and incorporated by reference herein)

10.34†

License Agreement, dated as of February 16, 2024, among Fusion Pharmaceuticals, Inc., Universität Heidelberg and Euratom represented by the European Commission, Joint Research Centre (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2024 (File No. 001-39344) and incorporated by reference herein)

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Company

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Compensation Recovery Policy

99.1

Form of Voting and Support Agreement by and between AstraZeneca AB and the signatories thereto, each dated as of March 18, 2024 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2024 (File No. 001-39344) and incorporated by reference herein)

101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

^ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any schedules so furnished.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSION PHARMACEUTICALS INC.

Date: March 20, 2024	By:	/s/ John Valliant
John Valliant
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Valliant	Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2024
John Valliant

/s/ John Crowley	Chief Financial Officer (Principal Financial Officer)	March 20, 2024
John Crowley

/s/ Barbara Duncan	Chairperson and Director	March 20, 2024
Barbara Duncan

/s/ Jeremy Bender	Director	March 20, 2024
Jeremy Bender

/s/ Donald Bergstrom	Director	March 20, 2024
Donald Bergstrom

/s/ Teresa Bitetti	Director	March 20, 2024
Teresa Bitetti

/s/ Pablo Cagnoni	Director	March 20, 2024
Pablo Cagnoni

/s/ Steven Gannon	Director	March 20, 2024
Steven Gannon

/s/ Philina Lee	Director	March 20, 2024
Philina Lee

/s/ David Meek	Director	March 20, 2024
David Meek

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fusion Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fusion Pharmaceuticals Inc. and its subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of shareholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
March 20, 2024

We have served as the Company’s auditor since 2019.

FUSION PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$61,456	$43,861
Accounts receivable	7	61
Short-term investments	172,153	127,013
Prepaid expenses and other current assets	9,310	7,609
Restricted cash	469	454
Total current assets	243,395	178,998
Property and equipment, net	5,304	4,631
Deferred tax assets	3,961	4,806
Restricted cash	849	1,018
Long-term investments	13,735	15,761
Operating lease right-of-use assets	18,592	5,684
Other non-current assets	—	8,166
Total assets	$285,836	$219,064
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,860	$2,686
Accrued expenses and other current liabilities	9,864	10,605
Deferred revenue	333	333
Operating lease liabilities	4,163	1,443
Total current liabilities	16,220	15,067
Long-term debt, net of discount	34,775	34,233
Income taxes payable, net of current portion	301	299
Deferred revenue, net of current portion	667	2,667
Operating lease liabilities, net of current portion	11,393	4,577
Total liabilities	63,356	56,843
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common shares, no par value, unlimited shares authorized as of December 31, 2023 and 2022; 79,700,262 shares and 44,805,627 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	599,002	444,552
Accumulated other comprehensive income (loss)	237	(469)
Accumulated deficit	(376,759)	(281,862)
Total shareholders’ equity	222,480	162,221
Total liabilities and shareholders’ equity	$285,836	$219,064

The accompanying notes are an integral part of these consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Collaboration revenue	$2,068	$1,461
Operating expenses:
Research and development	70,103	58,895
General and administrative	31,197	30,600
Total operating expenses	101,300	89,495
Loss from operations	(99,232)	(88,034)
Other income (expense):
Interest income	9,526	2,161
Interest expense	(5,166)	(1,801)
Other income (expense), net	762	(1,775)
Total other income (expense), net	5,122	(1,415)
Loss before (provision) benefit for income taxes	(94,110)	(89,449)
Income tax (provision) benefit	(787)	1,837
Net loss	$(94,897)	$(87,612)
Unrealized gain (loss) on investments	706	(354)
Comprehensive loss	$(94,191)	$(87,966)

Net loss per share—basic and diluted	$(1.45)	$(2.00)

Weighted-average common shares outstanding—basic and diluted	65,611,923	43,748,549

The accompanying notes are an integral part of these consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balances at December 31, 2021	43,073,727	$—	$425,821	$(194,250)	$(115)	$231,456
Issuance of common shares pursuant to asset purchase agreements	156,679	—	1,285	—	—	1,285
Issuance of common share warrants under Loan Agreement	—	—	562	—	—	562
Issuance of common shares from at-the-market offering, net of issuance costs	1,462,881	—	5,814	—	—	5,814
Issuance of common shares under ESPP	28,261	—	53	—	—	53
Issuance of common shares upon exercise of stock options	84,079	—	173	—	—	173
Share-based compensation expense	—	—	10,844	—	—	10,844
Unrealized loss on investments	—	—	—	—	(354)	(354)
Net loss	—	—	—	(87,612)	—	(87,612)
Balances at December 31, 2022	44,805,627	$—	$444,552	$(281,862)	$(469)	$162,221
Issuance of common shares from private placement financings, net of issuance costs	22,433,285	—	75,974	—	—	75,974
Issuance of common shares from at-the-market offering, net of issuance costs	12,096,623	—	65,120	—	—	65,120
Issuance of common shares under ESPP	147,114	—	287	—	—	287
Issuance of common shares upon exercise of stock options	217,613	—	625	—	—	625
Share-based compensation expense	—	—	12,444	—	—	12,444
Unrealized gain on investments	—	—	—	—	706	706
Net loss	—	—	—	(94,897)	—	(94,897)
Balances at December 31, 2023	79,700,262	$—	$599,002	$(376,759)	$237	$222,480

The accompanying notes are an integral part of these consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(94,897)	$(87,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	12,444	10,844
Depreciation and amortization expense	1,345	909
Non-cash lease expense	2,519	1,140
Non-cash interest expense	542	215
Accretion of discounts on investments, net	(3,534)	(483)
Deferred tax provision (benefit)	845	(3,162)
Common shares issued to acquire in-process research & development	—	1,285
Other	251	(72)
Changes in operating assets and liabilities:
Accounts receivable	54	296
Prepaid expenses and other current assets	(437)	2,333
Operating lease right-of-use assets	—	182
Other non-current assets	5,452	(77)
Accounts payable	(721)	400
Accrued expenses and other current liabilities	(237)	2,702
Deferred revenue	(2,000)	(1,038)
Income taxes payable	2	2
Operating lease liabilities	(3,430)	(1,140)
Net cash used in operating activities	(81,802)	(73,276)
Cash flows from investing activities:
Purchases of investments	(230,570)	(165,156)
Maturities of investments	191,697	190,385
Purchases of property and equipment	(3,890)	(2,142)
Net cash (used in) provided by investing activities	(42,763)	23,087
Cash flows from financing activities:
Proceeds from issuance of debt	—	34,693
Proceeds from issuance of common shares from private placements	80,005	—
Proceeds from issuance of common shares from at-the-market offering, net of issuance costs	65,120	5,814
Payment of offering costs	(4,031)	—
Proceeds from issuance of common shares upon exercise of stock options and ESPP	912	226
Net cash provided by financing activities	142,006	40,733
Net increase (decrease) in cash, cash equivalents and restricted cash	17,441	(9,456)
Cash, cash equivalents and restricted cash at beginning of period	$45,333	$54,789
Cash, cash equivalents and restricted cash at end of period	$62,774	$45,333
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,671	$1,401
Cash paid for interest	$4,624	$1,586
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,746	$339
Increase in right-of-use assets and operating lease liabilities from operating lease modifications	$757	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$610

The accompanying notes are an integral part of these consolidated financial statements.

FUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of overall market conditions, the ability to secure additional capital to fund operations and commercial success of its product candidates. Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiary, Fusion Pharmaceuticals US Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of its convertible preferred shares, including borrowings under a convertible promissory note, which converted into convertible preferred shares, proceeds from sales of its former Irish subsidiary’s preferred exchangeable shares, proceeds from its initial public offering completed in June 2020, proceeds from its “at-the-market” equity offering program (see Note 10), proceeds from its loan and security agreement with Oxford Finance LLC executed in April 2022 (see Note 9), and proceeds from private placement financings completed in February 2023 and May 2023 (see Note 10). The Company has incurred recurring losses since its inception, including net losses of $94.9 million and $87.6 million for the years ended December 31, 2023 and 2022, respectively. In addition, as of December 31, 2023, the Company had an accumulated deficit of $376.8 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations.

As a result, the Company will need substantial additional funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. The Company may not be able to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If the Company fails to raise capital or enter into such agreements as and when needed, the Company would have to significantly delay, reduce or eliminate the development and commercialization of one or more of its product candidates or delay its pursuit of potential in-licenses or acquisitions.

Impact of Market Conditions on Our Business

The Company believes its financial results for the years ended December 31, 2023 and 2022 were not significantly impacted by market conditions. However, disruption of global financial markets and a recession or market correction, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, the ongoing conflict in Israel and the Middle East, and other global macroeconomic factors such as inflation and the recent banking industry volatility, could reduce the Company’s ability to access capital, which could, in the future, negatively affect its business and the value of its common shares.

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

During the years ended December 31, 2023 and 2022, the Company recorded $0.3 million and $2.3 million, respectively, of foreign currency losses in the consolidated statements of operations and comprehensive loss.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and investments. The Company’s cash equivalents and investments as of December 31, 2023 consisted of money market funds, U.S. and Canadian Government agency debt securities, corporate bonds and commercial paper. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

As of December 31, 2023 and 2022, the Company was required to maintain a separate cash balance of $0.2 million to collateralize corporate credit cards with a bank, which was classified as restricted cash, current, on its consolidated balance sheets. The Company also maintained a $0.1 million guaranteed investment certificate to fulfill certain contractual obligations which was classified as restricted cash, current, as of December 31, 2023 and 2022.

In connection with the Company’s lease agreement entered into in October 2019 (see Note 15), the Company maintained a letter of credit of $1.5 million for the benefit of the landlord, which was reduced to $1.0 million during the year ended December 31, 2023. As of December 31, 2023, $0.2 million and $0.8 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2022, $0.2 million and $1.0 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s consolidated balance sheets based on the release date of the restrictions of this cash.

As of December 31, 2023 and 2022, the cash, cash equivalents and restricted cash of $62.8 million and $45.3 million, respectively, presented in the consolidated statements of cash flows included cash and cash equivalents of $61.5 million and $43.9 million, respectively, and restricted cash of $1.3 million and $1.5 million, respectively.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering in shareholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not record any deferred offering costs as of December 31, 2023. The Company recorded $0.2 million of deferred offering costs as of December 31, 2022 in other non-current assets.

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

For the years ended December 31, 2023 and 2022, the Company recorded $2.1 million and $1.5 million, respectively, of revenue under collaboration agreements. Please refer to Note 3, “Collaboration Agreement” for additional details regarding revenue recognition under the AstraZeneca Agreement.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset, as follows:

Estimated Useful Life
Laboratory equipment	5 years
Computer hardware and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or useful life

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2023 and 2022.

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

Government Assistance

The Company received government assistance for the years ended December 31, 2023 and 2022 which primarily consisted of government grants supporting its research and development efforts.

In October 2022, the Company received an upfront $0.8 million CAD (equivalent to $0.6 million) from a Canadian-based governmental funding program for the development of its manufacturing facility and processes. The Company recorded the $0.6 million received as unearned grant income within accrued expenses and other current liabilities on its consolidated balance sheet as of December 31, 2022. During the year ended December 31, 2023, the Company recognized $0.7 million as other income in its consolidated statement of operations and comprehensive loss as the amounts were earned.

During the year ended December 31, 2022, the Company received $0.7 million CAD (equivalent to $0.5 million) from a separate Canadian-based governmental funding program in reimbursements for expenditures relating to research on its early-stage discovery programs which was recorded as other income in its consolidated statement of operations and comprehensive loss.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the years ended December 31, 2023 and 2022, unrealized gains and losses on investments are included in other comprehensive (loss) income as a component of shareholders’ equity until realized.

Net Loss per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) is computed by adjusting net income (loss) to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding stock options, restricted stock units and warrants are considered potential dilutive common shares.

In periods in which the Company reported a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the years ended December 31, 2023 and 2022.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. This guidance is effective for the Company for annual periods beginning after December 15, 2022, including interim periods within that fiscal year. The Company adopted ASU 2016-13 effective January 1, 2023, and the adoption did not have a material impact on its consolidated financial statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023-07 will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The amendments in this update expand income tax disclosure requirements, including additional information pertaining to the rate reconciliation, income taxes paid, and other disclosures. This update is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its consolidated financial statements.

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

Novel TATs Collaboration

As part of the Novel TATs Collaboration, the parties may develop up to three novel TATs. The Company and AstraZeneca will share development costs equally (with each party responsible for the cost of its own supply in connection with such development). Either party has the right to opt out of the co-development and co-commercialization arrangement at pre-determined timepoints and obtain exclusive rights to a novel TAT in exchange for milestone payments to the other party of up to $145.0 million per novel TAT and a low or high single-digit royalties on potential sales (depending on the opt out time point). If neither party opts out, and unless otherwise agreed by the parties, AstraZeneca will lead worldwide commercialization activities for the novel TATs, subject to the Company’s option to co-promote the TATs in the U.S. All profits and losses resulting from such commercialization activities will be shared equally. In January 2022, the Company announced the nomination of the first novel TAT candidate under the Novel TATs Collaboration, which the Company refers to as FPI-2068. FPI-2068 is a TAT designed to deliver 225Ac to various solid tumors that express epidermal growth factor receptor (“EGFR”) and mesenchymal epithelial transition factor (“cMET”). In April 2023, the Company announced the clearance of investigational new drug applications (“INDs”) for FPI-2068 and its corresponding imaging analogue, FPI-2107, by the U.S. Food and Drug Administration (the “FDA”).

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

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense. For the years ended December 31, 2023 and 2022, the Company incurred $5.2 million and $5.4 million, respectively, in gross research and development expenses relating to the Novel TATs Collaboration which was offset by $2.0 million and $2.8 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs. As of December 31, 2023 and 2022, the Company recorded $0.9 million and $0.4 million, respectively, due from AstraZeneca for reimbursement of shared costs in prepaid expenses and other current assets.

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

Each party will have the sole right, on a country-by-country basis, to commercialize its respective contributed compound as a component of any combination therapy for which such party’s contributed compound may be commercialized under a separate marketing authorization from the other party’s contributed compound to such combination therapy. The parties will negotiate in good faith on a combination therapy-by-combination therapy basis the terms and conditions to co-commercialize any combination therapy that is to be commercialized under a single marketing authorization. During the period of time commencing with the inclusion of an available molecular target in the selection pool for development as a combination therapy and ending upon the end of the nomination period or earlier removal of such combination target from such pool, the Company will not undertake any preclinical or clinical studies combining the Company’s TAT platform with any compound modulating the activity of such combination target. Following selection of a target under the AstraZeneca Agreement and payment of an exclusivity fee by AstraZeneca, and provided that AstraZeneca enrolls its first patient in a clinical trial as further defined in the AstraZeneca Agreement within a pre-defined period of time of such selection, the Company will not undertake any preclinical or clinical studies combining the Company’s TAT platform with compounds modulating the same combination target for the duration of the evaluation period for such combination target, as further defined in the AstraZeneca Agreement. Within a certain time period following initiation of the evaluation period with respect to a combination target, AstraZeneca has the exclusive right to undertake, alone or in collaboration with the Company, all further clinical or preclinical combination studies with respect to a combination target by paying certain exclusivity fees. The Company is currently eligible to receive future payments of up to $25.0 million, including those for the achievement of certain clinical milestones and exclusivity fees.

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

During the year ended December 31, 2023, the Company recognized $2.0 million in collaboration revenue from deferred revenue (as shown in the table below) as a result of obligations for two of the potential combination strategies expiring pursuant to the terms of the AstraZeneca Agreement.

The following table presents changes in the Company’s accounts receivable and contract liabilities for the year ended December 31, 2023 (in thousands):

	Balance as of			Balance as of
	December 31, 2022	Additions	Deductions	December 31, 2023
Accounts receivable	$61	$68	$(122)	$7
Contract liabilities:
Deferred revenue	$3,000	$—	$(2,000)	$1,000

During the years ended December 31, 2023 and 2022, the Company recognized the following revenue (in thousands):

	Year Ended December 31,
	2023	2022
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$2,000	$1,038

The current portion of deferred revenue and deferred revenue, net of current portion, are $0.3 million and $0.7 million as of December 31, 2023, respectively, which reflects the Company’s estimate of the revenue it expects to recognize within the next 12 months and beyond 12 months, respectively. The Company expects to recognize the revenue associated with the AstraZeneca Agreement in subsequent periods through the year ending December 31, 2025.

4.
Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,329	$—	$—	$1,329
Canadian Government agency debt securities	—	2,932	—	2,932
U.S. Government agency debt securities	—	993	—	993
Investments:
Commercial paper	—	41,987	—	41,987
Corporate bonds	—	16,110	—	16,110
Canadian Government agency debt securities	—	13,753	—	13,753
U.S. Government agency debt securities	—	114,038	—	114,038
	$1,329	$189,813	$—	$191,142

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,241	$—	$—	$4,241
U.S. Government agency debt securities	—	5,974	—	5,974
Investments:
Commercial paper	—	28,792	—	28,792
Corporate bonds	—	14,342	—	14,342
Municipal bonds	—	2,697	—	2,697
Canadian Government agency debt securities	—	19,911	—	19,911
U.S. Government agency debt securities	—	77,032	—	77,032
	$4,241	$148,748	$—	$152,989

During the years ended December 31, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

5.
Investments

Investments consisted of the following (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value
Due within one year or less	$171,936	$172,153
Due after one year through three years	13,715	13,735
	$185,651	$185,888

	December 31, 2022
	Amortized Cost	Fair Value
Due within one year or less	$127,441	$127,013
Due after one year through three years	15,802	15,761
	$143,243	$142,774

As of December 31, 2023, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non- Current
Commercial paper	$41,967	$30	$(10)	$41,987	$41,987	$—
Corporate bonds	16,126	4	(20)	16,110	9,750	6,360
Canadian Government agency debt securities	13,523	243	(13)	13,753	13,753	—
U.S. Government agency debt securities	114,035	91	(88)	114,038	106,663	7,375
	$185,651	$368	$(131)	$185,888	$172,153	$13,735

As of December 31, 2022, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non- Current
Commercial paper	$28,804	$10	$(22)	$28,792	$28,792	$—
Corporate bonds	14,354	4	(16)	14,342	9,469	4,873
Municipal bonds	2,705	—	(8)	2,697	2,697	—
Canadian Government agency debt securities	20,065	23	(177)	19,911	19,911	—
U.S. Government agency debt securities	77,315	15	(298)	77,032	66,144	10,888
	$143,243	$52	$(521)	$142,774	$127,013	$15,761

6.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid external research and development expenses	$2,249	$3,741
Prepaid insurance	981	1,295
Prepaid software subscriptions	397	402
Income tax receivable	2,117	386
Interest receivable	822	332
Other receivable due from AstraZeneca	931	352
Canadian harmonized sales tax receivable	338	592
Refundable deposits due from counterparties	1,257	—
Other	218	509
	$9,310	$7,609

7.
Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$6,010	$4,125
Computer hardware and software	201	105
Furniture and fixtures	68	70
Leasehold improvements	1,134	535
Construction-in-progress	347	1,778
	7,760	6,613
Less: Accumulated depreciation	(2,456)	(1,982)
	$5,304	$4,631

Depreciation and amortization expense related to property and equipment was $1.3 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, construction-in-progress primarily relates to the outfitting of the Company’s manufacturing facility. These assets are expected to be placed into service during the year ending December 31, 2024.

8.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued employee compensation and benefits	$4,956	$4,140
Accrued external research and development expenses	3,925	4,914
Accrued professional and consulting fees	899	916
Unearned grant income	—	591
Other	84	44
	$9,864	$10,605

9.
Debt

Long-term debt, net of discount, consisted of the following (in thousands):

	December 31,
	2023	2022
Principal amount of long‑term debt	$35,000	$35,000
Less: Current portion of long‑term debt	—	—
Long‑term debt, net of current portion	35,000	35,000
Accretion of Final Fee	440	120
Debt discount	(665)	(887)
Long‑term debt, net of discount	$34,775	$34,233

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

Additionally, on March 30, 2023, the Company and the Lender entered into a Third Amendment to Loan and Security Agreement (together with the Loan Agreement, Consent and First Amendment to Loan and Security Agreement, and Second Amendment, the “Amended Loan Agreement”) to amend the availability of the Term C loan facility, which is to be funded at the request of the Company, subject to certain conditions being met, no later than March 31, 2024, under the Amended Loan Agreement.

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

The Loan Agreement contains financial covenants that require the Company to maintain certain minimum cash balances generally equal to 55% of the outstanding principal or 110% of the outstanding principal in cases where the cash balances are not maintained in accounts pledged as collateral for the benefit of the Lender. The Company was in compliance with all such covenants as of December 31, 2023. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable. The Company’s obligations under the Loan Agreement are collateralized by a first priority security interest in substantially all of its assets.

As of December 31, 2023, the estimated future principal payments due were as follows (in thousands):

Year Ending December 31,
2024	—
2025	10,652
2026	18,261
2027	6,087
2028	—
Thereafter	—
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

On January 11, 2024, the Term C loan facility under the Amended Loan Agreement with Oxford was funded at the request of the Company. Please refer to Note 20, “Subsequent Events” for additional details.

10.
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

In July 2021, the Company entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC to issue and sell common shares of up to $100.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as the Company’s agent and/or principal (the “ATM Facility”). The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. The Company has no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of December 31, 2023, the Company has sold 13,559,504 common shares for net proceeds of $70.9 million under the Sales Agreement.

On January 19, 2024, the Company entered into an amendment to the Sales Agreement with Jefferies LLC. Please refer to Note 20, “Subsequent Events” for additional details.

As of December 31, 2023, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue unlimited common shares, each with no par value per share.

Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through December 31, 2023, no cash dividends had been declared or paid by the Company.

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

The Company is obligated to issue additional warrants to the Lender in the event the Term C loan facility and/or the Term D loan facility is funded. As of December 31, 2023, there were 196,120 common share warrants outstanding.

On January 11, 2024, the Term C loan facility under the Amended Loan Agreement with Oxford was funded at the request of the Company and additional warrants were issued. Please refer to Note 20, “Subsequent Events” for additional details.

11.
Share-based Compensation

2020 Stock Option and Incentive Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on June 24, 2020. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 4,273,350, which is cumulatively increased each January 1 by 4% of the number of the Company’s common shares outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee of the board of directors. The common shares underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares, expire or are otherwise terminated (other than by exercise) under the 2020 Plan and the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) will be added back to the common shares available for issuance under the 2020 Plan. The total number of common shares reserved for issuance under the 2020 Plan was 10,080,918 shares as of December 31, 2023.

As of December 31, 2023, 1,540,775 shares, remained available for future grant under the 2020 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2017 Equity Incentive Plan

The 2017 Plan provides for the Company to grant incentive stock options or nonqualified stock options, restricted share awards and restricted share units to employees, officers, directors and non-employee consultants of the Company.

As of December 31, 2023 and 2022, no shares remained available for future grant under the 2017 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2020 Employee Share Purchase Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Employee Share Purchase Plan (the “ESPP”), which became effective on June 24, 2020. A total of 450,169 common shares were reserved for issuance under this plan. In addition, the number of common shares that may be issued under the ESPP is automatically increased each January 1 by the lesser of (i) 900,338 common shares, (ii) 1% of the number of the Company’s common shares outstanding on the immediately preceding December 31 and (iii) such lesser number of shares as determined by the Company’s compensation committee of the board of directors. As of December 31, 2023, 190,971 shares were issued under the ESPP. The total number of common shares reserved for issuance under the ESPP was 1,746,220 shares as of December 31, 2023.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.89%	2.45%
Expected term (in years)	6.0	5.8
Expected volatility	65.7%	64.3%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	10,531,555	$7.08	7.5	$4,434
Granted	4,867,000	3.74
Exercised	(217,613)	3.63
Forfeited/cancelled	(1,096,047)	6.91
Outstanding as of December 31, 2023	14,084,895	$5.99	7.4	$61,965
Vested and expected to vest as of December 31, 2023	14,039,362	$5.97	7.4	$61,965
Options exercisable as of December 31, 2023	7,571,896	$6.70	6.4	$31,256

Included in the table above are 2,908,610 options outstanding as of December 31, 2023 that were granted outside of the 2020 Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those options that had exercise prices lower than the fair value of the Company’s common shares. The intrinsic value for stock options exercised during the years ended December 31, 2023 and 2022 was $0.4 million and $0.3 million, respectively. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $2.34 and $3.47 per share, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity since December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested as of December 31, 2022	65,500	$5.91
Granted	—	—
Vested	—	—
Forfeited	(21,700)	5.91
Unvested as of December 31, 2023	43,800	$5.91

Share-based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development expenses	$4,757	$3,751
General and administrative expenses	7,687	7,093
	$12,444	$10,844

During the year ended December 31, 2023, the Company recorded $0.3 million in share-based compensation expense related to stock options with performance-based vesting conditions for which the performance criteria was met, which is included in the table above.

As of December 31, 2023, total unrecognized share-based compensation expense related to unvested stock options was $19.3 million, which is expected to be recognized over a weighted-average period of 2.5 years. Additionally, as of December 31, 2023, the Company has unrecognized share-based compensation expense of $0.4 million related to 45,533 unvested stock options with performance-based vesting conditions for which performance has not been deemed probable.

As of December 31, 2023, total unrecognized share-based compensation expense related to unvested restricted stock units was $0.2 million, which is expected to be recognized over a weighted-average period of 1.3 years.

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

During the years ended December 31, 2023 and 2022, the Company did not make any payments to CPDC or recognize any research and development expenses under the license agreements with CPDC.

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

Under the ImmunoGen Agreement, the Company paid an upfront fee of $0.2 million to ImmunoGen. In addition, the Company is obligated to make aggregate milestone payments to ImmunoGen of up to $15.0 million upon the achievement of specified development and regulatory milestones and of up to $35.0 million upon the achievement of specified sales milestones. The Company is also obligated to pay tiered royalties of a low to mid single-digit percentage based on potential annual net sales by the Company and any of its affiliates and sublicensees. Royalties will be paid by the Company on a country-by-country basis beginning upon the first commercial sale in such country until ten years following the date of the first commercial sale in the United States and five years following the date of the first commercial sale in all non-U.S. countries. In addition, the

Company is responsible for all costs and expenses incurred related to the development, manufacture, regulatory approval and commercialization of all licensed products.

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

During the years ended December 31, 2023 and 2022, the Company did not make any payments to ImmunoGen or recognize any research and development expenses under the ImmunoGen Agreement.

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

During the year ended December 31, 2023, the Company did not recognize any research and development expense associated with the Second Amended Rainier Agreement. During the year ended December 31, 2022, the Company recognized $3.3 million of research and development expense associated with the payment of $2.0 million and the issuance of 156,679 of its common shares as noted above.

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

During the years ended December 31, 2023 and 2022, the Company did not make any payments to Genentech or recognize any research and development expenses under the Genentech License Agreement.

Collaboration Agreement and Supply Agreement with TRIUMF Innovations, Inc.

In December 2020, the Company entered into a Collaboration Agreement and Supply Agreement (the “Collaboration Agreement”) with TRIUMF Innovations Inc. and TRIUMF JV (collectively, “the TRIUMF entities”) for the development, production and supply of actinium-225 (“225Ac”) to the Company. Under the Collaboration Agreement as executed in December 2020, the Company is obligated to pay the TRIUMF entities an aggregate of $5.0 million CAD upon the achievement of certain milestones. The Collaboration Agreement contemplated that the parties would enter into an amendment thereto to expand the scope of the project and provide for additional milestone payments.

As of December 31, 2023, the TRIUMF entities had achieved certain milestones under the Collaboration Agreement totaling $3.0 million CAD (equivalent to $2.3 million at the time of payment) which were paid during the year ended December 31, 2021 and were recognized as research and development expense over the period of performance by the TRIUMF entities. During the years ended December 31, 2023 and 2022, the Company recognized the amortization of $0.1 million and $0.3 million, respectively, as research and development expense under the Collaboration Agreement.

As previously contemplated, in August 2021, the parties amended the Collaboration Agreement in order to expand the scope of the project and the Company agreed to make an additional financial investment of up to $15.0 million CAD in connection with development of new process technology for the manufacture of 225Ac upon the achievement of certain milestones under an amendment to the Collaboration Agreement (the “Amended Collaboration Agreement”). In connection with the Amended Collaboration Agreement, the parties formed a company (“NewCo”) to hold certain intellectual property derived from the collaboration. NewCo is jointly owned and managed by the Company and the TRIUMF entities and its purpose is to manufacture 225Ac for the research, clinical and commercial needs of the Company, and in certain circumstances, other third parties. The supply of 225Ac by NewCo to the Company shall be done under a commercial supply agreement, to be negotiated by NewCo and the Company. The Company is expected to purchase at least 50% of its annual 225Ac requirements from NewCo, unless NewCo is unable to supply such necessary quantities to the Company, in which case the Company may use other 225Ac suppliers to meet its commercial needs. As of December 31, 2023, there were no assets held by NewCo.

As of December 31, 2023, the TRIUMF entities had achieved certain milestones under the Amended Collaboration Agreement totaling $8.5 million CAD (equivalent to $6.6 million at the time of payment), of which $2.6 million was paid during the year ended December 31, 2022 and $3.9 million was paid during the year ended December 31, 2021. These amounts were recognized as research and development expense over the period of performance by the TRIUMF entities. During the years ended December 31, 2023 and 2022, the Company recognized the amortization of $4.5 million and $1.9 million, respectively, as research and development expense under the Amended Collaboration Agreement.

The Collaboration Agreement and the Amended Collaboration Agreement were terminated in December 2023. During the year ended December 31, 2023, all unrecognized research and development expenses in connection with the Collaboration Agreement and the Amended Collaboration Agreement were recognized in the consolidated statement of operations and comprehensive loss.

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

Upon closing of the asset acquisition, the Company paid €0.6 million ($0.8 million at the date of payment) and issued an aggregate of 600,000 common shares to Ipsen under a share purchase agreement which was entered into concurrently with the Ipsen Agreement. Such common shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company is also obligated to pay Ipsen up to an additional €67.5 million upon the achievement of certain development and regulatory milestones; low single digit royalties on potential net sales; and up to €350.0 million in net sales milestones, in each case, relating to products covered by the asset purchase agreement. The Company is responsible for paying to a third-party licensor up to a total of €70.0 million in development milestones for up to three indications and mid to low double-digit royalties on potential net sales of products covered by the license agreement.

During the years ended December 31, 2023 and 2022, the Company did not make any payments to Ipsen or recognize any research and development expenses under the Ipsen Agreement.

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

On December 7, 2023, the Company entered into an amendment to the Niowave Agreement in order to expand the scope of the project, pursuant to which the Company agreed to make an additional financial investment of up to $15.0 million in connection with development of new process technology for the manufacture of 225Ac upon the achievement of certain milestones.

As of December 31, 2023, Niowave had achieved certain milestones under the Niowave Agreement totaling $2.8 million, of which $1.9 million was paid during the year ended December 31, 2023, and $0.9 million which was paid during the year ended December 31, 2022. These amounts are being recognized as research and development expense over the period of performance by Niowave. During the years ended December 31, 2023 and 2022, the Company recognized the amortization of $1.9 million and $0.9 million, respectively, as research and development expense under the Niowave Agreement.

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

On February 10, 2023, the Company notified RadioMedix of its decision to exercise the RadioMedix Option, paid the $1.5 million option exercise fee and closed the acquisition. During the year ended December 31, 2023, the Company recognized the $1.5 million option exercise fee as research and development expense under the RadioMedix Agreement.

The alpha-emitting radiopharmaceutical being evaluated in the TATCIST Study is now referred to as FPI-2265.

Pursuant to the terms of the RadioMedix Agreement, the Company is obligated to pay RadioMedix (i) up to an additional $14.5 million upon the achievement of certain clinical and regulatory milestones, (ii) low to mid-single-digit royalties on potential net sales, subject to specified reductions, and (iii) up to an additional $50.0 million in net sales milestones; in each case, relating to products covered by the RadioMedix Agreement.

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

The Company and Excel Diagnostics and Nuclear Oncology Center, or Excel, an affiliate of RadioMedix, entered into a clinical trial agreement at the closing of the RadioMedix Agreement, pursuant to which Excel shall remain a clinical trial site. Additionally, at the closing of the RadioMedix Agreement, the Company and RadioMedix entered into manufacturing agreements under which RadioMedix will supply FPI-2265 to the Company for use in clinical trials. RadioMedix will not be the sole manufacturer to supply FPI-2265 for use in clinical trials.

Asset Purchase Agreement with Undisclosed Third-Party

On June 1, 2023, the Company and an undisclosed, unrelated third-party entered into an asset purchase agreement (the “Third-Party Agreement”), pursuant to which the undisclosed third-party granted to the Company the rights to all know-how and information related to an unspecified target, including governmental authorizations, regulatory materials, books and records, patents, third party claims and causes of action, and all other assets, rights and properties. The Company concluded to account for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset. During the year ended December 31, 2023, the Company paid an upfront payment of $0.7 million under the Third-Party Agreement which was recognized as research and development expense.

Pursuant to the terms of the Third-Party Agreement, the Company is obligated to pay (i) up to an additional $7.5 million upon the achievement of certain clinical and regulatory milestones, (ii) low single-digit royalties on potential net sales, subject to specified reductions, and (iii) up to an additional $50.0 million in net sales milestones; in each case, relating to products covered by the Third-Party Agreement.

13.
Income Taxes

The Company is domiciled in Canada and is primarily subject to taxation in that country. During the years ended December 31, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in Canada in each period due to its uncertainty of realizing a benefit from those items.

During the year ended December 31, 2023, based on recently issued guidance from the U.S. Internal Revenue Service related to Internal Revenue Code Section 174, the Company is no longer capitalizing research and development expenses, resulting in the generation of a net operating loss in the U.S. for the current year. The U.S. entity is not expected to generate losses in the future as the current year loss is driven by the reversal of the research and development expenses previously capitalized.

Loss before (provision) benefit for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Canada	$(95,818)	$(90,965)
Foreign (U.S.)	1,708	1,516
Loss before (provision) benefit for income taxes	$(94,110)	$(89,449)

The Company’s current and deferred income tax (provision) benefit consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Current income tax benefit (provision):
Canada	$(2)	$(2)
Foreign (U.S.)	60	(1,323)
Total current income tax benefit (provision)	58	(1,325)
Deferred income tax (provision) benefit:
Canada	—	—
Foreign (U.S.)	(845)	3,162
Total deferred income tax (provision) benefit	(845)	3,162
Total income tax (provision) benefit	$(787)	$1,837

A reconciliation of the Canadian federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Canadian federal statutory income tax rate	(26.5)%	(26.5)%
Foreign income tax rate differential	(0.1)	(0.1)
Foreign income taxes	0.3	(0.1)
Foreign-derived intangible income	—	(1.4)
Foreign accrued property income	2.3	—
Other permanent differences	0.6	0.5
Income tax credits	(3.8)	(3.4)
Share-based compensation	2.4	1.8
Change in valuation allowance	25.6	27.1
Effective income tax rate	0.8%	(2.1)%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Canadian net operating loss carryforwards	$62,320	$45,111
Canadian capitalized research and development expenditure pool	14,463	9,418
Canadian research and development tax credit carryforwards	7,376	5,010
U.S. net operating loss carryforwards	50	—
U.S. research and development tax credit carryforwards	765	—
Intangibles	7,386	6,468
U.S. capitalized research and development expenses	—	2,137
Deferred revenue	265	795
Reserves and accruals	3,229	3,385
Operating lease liabilities	3,932	1,463
Other	827	173
Total deferred tax assets	100,613	73,960
Valuation allowance	(91,900)	(67,770)
Net deferred tax assets	$8,713	$6,190

Deferred tax liabilities:
Operating lease right-of-use assets	(4,752)	(1,384)
Total deferred tax liabilities	(4,752)	(1,384)
Net deferred tax assets	$3,961	$4,806

As of December 31, 2023, the Company had $235.2 million of Canadian net operating loss carryforwards that begin to expire in 2035. In addition, the Company had $9.5 million of Canadian research and development tax credit carryforwards that begin to expire in 2037 as well as a capitalized research and development expenditure pool of $54.6 million that can be carried forward indefinitely.

As of December 31, 2023, the Company had $0.2 million of U.S. federal net operating loss carryforwards that can be carried forward indefinitely. As of December 31, 2023, the Company had less than $0.1 million of U.S. state net operating loss carryforwards that begin to expire in 2043. In addition, the Company had $0.6 million of U.S. federal research and development tax credit carryforwards that begin to expire in 2043, as well as $0.2 million of U.S. state research and development tax credit carryforwards that begin to expire in 2038.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses in Canada, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its Canadian deferred tax assets as of December 31, 2023 and 2022. Based on its evaluation, the Company has recorded a full valuation allowance against its net deferred tax assets in Canada as of December 31, 2023 and 2022.

The Company’s valuation allowance increased during the years ended December 31, 2023 and 2022 due primarily to the generation of Canadian net operating loss carryforwards, as follows (in thousands):

	Year Ended December 31,
	2023	2022
Valuation allowance as of beginning of year	$67,770	$43,562
Increases recorded to income tax provision	24,130	24,208
Valuation allowance as of end of year	$91,900	$67,770

As of December 31, 2023 and 2022, the Company had liabilities for uncertain tax positions of $0.3 million which, if recognized, would impact the Company’s tax provision and effective income tax rate. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of each of December 31, 2023 and 2022, the Company had accrued interest or penalties related to uncertain tax position of less than $0.1 million. The Company does not expect its uncertain tax positions to change significantly over the next twelve months.

Changes in the Company’s unrecognized tax benefits from uncertain tax positions consisted of the following (in thousands):

	December 31,
	2023	2022
Unrecognized tax benefits as of beginning of year	$254	$254
Additions for tax positions of prior years	—	—
Unrecognized tax benefits as of end of year	$254	$254

The Company files tax returns in Canada and foreign jurisdictions. With few exceptions, the Company is subject to Canadian federal, provincial and foreign tax examinations by tax authorities for the tax years ended December 31, 2017 and subsequent years.

As of December 31, 2023, income taxes on undistributed earnings of the Company’s U.S. subsidiary have not been provided for as the Company plans to indefinitely reinvest these amounts in the United States. The cumulative undistributed foreign earnings were approximately $6.3 million as of December 31, 2023. The estimate of income taxes that would be payable on the repatriation of the undistributed foreign earnings would be immaterial.

14.
Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(94,897)	$(87,612)

Denominator:
Weighted-average common shares outstanding—basic and diluted	65,611,923	43,748,549
Net loss per share—basic and diluted	$(1.45)	$(2.00)

The Company’s potentially dilutive securities, which include stock options, restricted stock units and common share warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022
Options to purchase common shares	14,084,895	10,531,555
Unvested restricted stock units	43,800	65,500
Warrants to purchase common shares	196,120	196,120
	14,324,815	10,793,175

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

In October 2019, the Company entered into an operating lease for office space in Boston, Massachusetts, which expires February 2026 and has no renewal options. In connection with entering into the original lease agreement, the Company issued a letter of credit of $1.5 million for the benefit of the landlord, which was reduced to $1.0 million during the year ended December 31, 2023. As of December 31, 2023, $0.2 million and $0.8 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s consolidated balance sheets based on the release date of the restrictions of this cash. As of December 31, 2022, $0.2 million and $1.0 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s consolidated balance sheets based on the release date of the restrictions of this cash.

In March 2021, the Company entered into an amendment to its lease for office space in Boston, Massachusetts to expand the area under lease (“Expansion Premises”) and extend the term of the premises currently under lease (“Original Premises”) to align with the lease end date for the Expansion Premises. The additional rent for the Expansion Premises was determined to be commensurate with the additional right-of-use and is accounted for as a new operating lease that was recognized on the Company’s balance sheet since the Company was able to access the Expansion Premises upon execution of the amendment. The Company has made certain improvements to the Expansion Premises, for which the landlord has provided the Company an allowance of $0.2 million which was recorded as a reduction to operating lease right-of-use assets and operating lease liabilities as of December 31, 2021, and for which reimbursement was received during the year ended December 31, 2022. The rental payments for the Expansion Premises commenced on January 1, 2022. The lease end date for the Original Premises and the Expansion Premises is April 30, 2027, with no option to extend the lease term. The lease modification for the extension of the Original Premises and the recognition of the Expansion Premises resulted in increases to the Company’s right-of-use asset balance, which was obtained in exchange for operating lease liabilities, of $0.9 million and $1.2 million, respectively.

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

The components of operating lease cost, which are included within operating expenses in the accompanying consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$3,684	$1,467
Variable lease cost	206	78
Total lease cost	$3,890	$1,545

The following table summarizes supplemental information for the Company’s operating leases:

As of December 31,
2023
Weighted-average remaining lease term (in years)	9.1
Weighted average discount rate	9.8%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$6,591

As of December 31, 2023, the future maturities of operating lease liabilities are as follows (in thousands):

Year Ending December 31,
2024	$4,332
2025	3,380
2026	2,412
2027	1,331
2028	1,307
Thereafter	12,396
Total lease payments	$25,158
Less: imputed interest	(9,602)
Total lease liabilities	$15,556

16.
Commitments and Contingencies

Manufacturing Commitments

In January 2019, and as amended in September 2020, the Company entered into an agreement with CPDC, a related party (see Note 18), to manufacture clinical trial materials. In August 2022, this agreement was assigned and transferred to a third-party CDMO who is not a related party. As of December 31, 2023, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.5 million over the following twelve months.

In May 2019, the Company entered into an agreement with a third-party CDMO to manufacture clinical trial materials. As of December 31, 2023, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.3 million over the following twelve months.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 12).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 or 2022.

Legal Proceedings

On February 13, 2023, the Company filed an Inter Partes Review (“IPR”) petition with the United States Patent and Trademark Office (the “USPTO”) to challenge the validity of a certain issued U.S. Patent relating to FPI-2265. On August 15, 2023, the IPR was instituted by the USPTO Patent Trial and Appeal Board (the “Board”). On February 16, 2024, the Company executed a settlement agreement and an exclusive license agreement with the Universität Heidelberg (“Heidelberg”) and represented by the European Commission, Joint Research Centre (“Euratom”), the owners of the patent challenged by the IPR. Pursuant to the terms of the settlement agreement, the parties filed a motion to terminate the IPR. On March 12, 2024, the Board granted the motion filed by the parties and the IPR was terminated. Please refer to Note 20, “Subsequent Events” for additional details.

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

17.
Benefit Plans

The Company has an established defined contribution savings plan under Section 401(k) of the U.S. Internal Revenue Code of 1986, as amended. This plan covers all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.4 million and $0.3 million to the plan during the years ended December 31, 2023 and 2022, respectively.

The Company also has an established group retirement savings plan registered with the Canada Revenue Agency. This plan covers all Canadian employees who meet the eligibility requirements under the Income Tax Act (Canada) and allows members to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.2 million to the plan during each of the years ended December 31, 2023 and 2022.

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

Agreement and the Supply Agreement in the consolidated statements of operations and comprehensive loss as follows (in thousands):

Year Ended December 31,
2022
Research and development expenses	$1,435
General and administrative expenses	18
$1,453

In August 2022, CPDC transferred and assigned all agreements (including the Master Services Agreement and the Supply Agreement) other than the license agreements (see Note 12) with the Company to AtomVie Global Radiopharma Inc. (“AtomVie”), a third-party CDMO who is not a related party. All terms and conditions of the agreements that were transferred and assigned will remain in full force and effect. CPDC’s performance obligations under these agreements will be undertaken by AtomVie.

During the year ended December 31, 2022, the Company made payments to CPDC in connection with the services described above of $1.8 million. As of December 31, 2023 and 2022, there were no amounts due to CPDC by the Company in connection with the services described above.

In addition to costs incurred in connection with the services described above, the Company also reimbursed CPDC for purchases on the Company’s behalf from parties with which the Company did not have an account. During the year ended December 31, 2022, the Company made payments to CPDC of $0.1 million for reimbursement of these pass-through costs.

During the year ended December 31, 2022, the Company recorded $0.2 million of lab equipment purchased from CPDC which they acquired from third-party vendors on its behalf.

19.
Geographical Information

The Company has operating companies in the United States and Canada with long-lived assets in each geographic region. Property and equipment, net by geographic region was as follows (in thousands):

	December 31,
	2023	2022
United States	$349	$465
Canada	4,955	4,166
	$5,304	$4,631

As of December 31, 2023, the Company had operating lease right-of-use assets of $6.5 million and $12.1 million in the United States and Canada, respectively. As of December 31, 2022, the Company had operating lease right-of-use assets of $4.5 million and $1.2 million in the United States and Canada, respectively.

20.
Subsequent Events

Arrangement Agreement

On March 18, 2024, the Company, AstraZeneca AB, a public company with limited liability (Aktiebolag) incorporated under the laws of Sweden (“Parent”) and 15863210 Canada Inc., a corporation formed under the Canada Business Corporations Act (the “CBCA”) (“Purchaser”), entered into a definitive arrangement agreement (the “Arrangement Agreement”), under which Purchaser will acquire all of the issued and outstanding common shares (collectively, the “Shares”) of the Company for a price of $21.00 per share in cash at closing plus a non-transferable contingent value right (“CVR”) of $3.00 per share in cash payable upon the achievement of a specified regulatory milestone, subject to certain terms and conditions. The acquisition of the Shares will be completed by way of a statutory plan of arrangement under the CBCA (the “Arrangement”). The Arrangement is expected to close in the second quarter of 2024.

Completion of the Arrangement is subject to a number of conditions, including: (i) the approval of 66 2⁄3% of the votes cast by the Company’s shareholders (the “Shareholders”) and a simple majority of the votes cast by Shareholders (excluding certain Shareholders required to be excluded in accordance with Multi-lateral Instrument 61-101 of the Canadian Securities Administrators) (the “Required Shareholder Approval”), at a special meeting of Shareholders (ii) approval of the Ontario Superior Court of Justice (Commercial List); (iii) the accuracy of the representations and warranties contained in the Arrangement Agreement, subject to specified thresholds and exceptions; (iv) compliance in all material respects with the covenants contained in the Arrangement Agreement; (v) the absence of a Material Adverse Effect (as defined in the Arrangement Agreement) with respect to the Company; and (vi) satisfaction of regulatory conditions, including receipt of approval or expiration of the applicable waiting period, under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Competition Act (Canada), each as amended.

The parties may terminate the Arrangement Agreement in certain circumstances, including by the Company, prior to obtaining the Required Shareholder Approval, to enter into a definitive written agreement with respect to a Superior Proposal (as defined in the Arrangement Agreement), subject to compliance with specified process and notice requirements. The Arrangement Agreement provides for the payment by the Company to Parent of a termination fee of $71.7 million if the Arrangement Agreement is terminated in certain circumstances, including termination by the Company to accept and enter into a definitive agreement with respect to a Superior Proposal. The Arrangement Agreement also provides for the payment by Parent to the Company of a termination fee of $102.4 million if the Arrangement Agreement is terminated by either party if the Effective Time (as defined in the Arrangement Agreement) does not occur on or prior to a mutually agreed date and all closing conditions other than required antitrust approvals are otherwise satisfied (or will be satisfied at the Effective Time) or if there is a legal restraint prohibiting the consummation of the Arrangement relating to the required antitrust approvals (in each case other than the Investment Canada Act).

License Agreement with Universität Heidelberg and Euratom

On February 16, 2024, the Company, Heidelberg and Euratom entered into a license agreement (the “UH License Agreement”), pursuant to which the Company acquired a worldwide, exclusive, royalty-bearing license to use, develop, manufacture, commercialize and otherwise exploit any compound comprising radionuclide 225Ac chelated with PSMA-I&T, for all purposes, uses and indications, including the treatment of PSMA expressing cancers in humans and animals. The Company also has the right to grant sublicenses of its rights under the UH License Agreement.

Pursuant to the UH License Agreement, the Company will use commercially reasonable efforts to develop and pursue regulatory approval for at least one product in the United States and in at least one member state of the European Union, and if approved, the Company is required to use commercially reasonable efforts to commercialize such approved product in those jurisdictions.

The Company agreed to pay Heidelberg and Euratom an upfront fee of €1.0 million, of which €500,000 will be paid within thirty (30) days of the receipt of an invoice issued by Heidelberg on or after February 16, 2024, and the remaining €500,000 will be paid within thirty (30) days of the receipt of an invoice issued by Heidelberg on or after February 16, 2025 if there is a Valid Claim (as defined in the UH License Agreement) existing on that date.

The Company will also be required to pay €750,000 upon regulatory approval of a product by the FDA, and low single-digit royalties on total potential worldwide sales of a product, on a country-by-country basis, and a percentage of any sublicense income received, up to a total amount of €5.0 million.

Settlement Agreement with Universität Heidelberg and Euratom

In connection with the execution of the UH License Agreement, the Company, Heidelberg and Euratom also entered into a settlement agreement (the “UH Settlement Agreement”) whereby the parties agreed to jointly seek permission from the Board to file papers requesting termination of the pending IPR filed by the Company in February 2023, which was instituted by the Board in August 2023. On March 12, 2024, the Board granted the motion filed by the parties and the IPR was terminated. The parties also sought an order of confidentiality from the Board with respect to the UH Settlement Agreement which was granted.

Amendment to Open Market Sales AgreementSM

On January 19, 2024, the Company and Jefferies LLC entered into an amendment to the Sales Agreement to increase the aggregate offering price of the common shares that the Company may offer under the Sales Agreement by $100.0 million for an aggregate of $200.0 million. The material terms and conditions of the Sales Agreement otherwise remain unchanged.

Subsequent to December 31, 2023, and through February 29, 2024, the Company received net proceeds of $48.5 million from sales of common shares under the Sales Agreement, as amended.

Funding of Term C Loan Facility under Amended Loan Agreement with Oxford

On January 11, 2024, the Term C loan facility under the Amended Loan Agreement with Oxford was funded at the request of the Company. The Company received $14.9 million in net proceeds from the funding of the Term C loan facility. Prior to funding, all conditions for the drawdown of the Term C loan facility had been satisfied.

In connection with the funding of the Term C loan facility, the Company issued warrants to the Lender (the “Term C Warrants”) to purchase an aggregate 33,818 common shares, equal to 2.00% of the $15.0 million funded from the Term C loan facility divided by the exercise price of $8.87 per share.