Form 10-K/A
period 2023-12-31
Fusion Pharmaceuticals Inc.
filed 2024-04-12
CIK 1805890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of the Registrant’s common shares outstanding as of April 3, 2024 was 84,865,021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Boston, Massachusetts	Auditor Firm ID: 238

EXPLANATORY NOTE TO AMENDMENT NO. 1

Fusion Pharmaceuticals Inc., or the Company, is filing this Amendment No. 1 on Form 10-K/A, or this Amendment No. 1, to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission on March 20, 2024, or the Original Form 10-K, for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III to be incorporated by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Annual Report on Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment No. 1 also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as explicitly set forth herein, this Amendment No. 1 does not purport to modify or update the disclosures in, or exhibits to, the Original Form 10-K or to update the Original Form 10-K to reflect events occurring after the date of such filing.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors, including their ages as of April 3, 2024:

Name	Age	Position(s)
Executive Officers
John Valliant, Ph.D.	54	Chief Executive Officer, Director
Dmitri Bobilev, M.D.	57	Chief Medical Officer
Eric Burak, Ph.D.	58	Chief Technology Officer
John Crowley, CPA	50	Chief Financial Officer
Christopher Leamon, Ph.D.	57	Chief Scientific Officer
Mohit Rawat	44	President and Chief Business Officer
Non-Employee Directors
Jeremy Bender, Ph.D., M.B.A.	52	Director
Donald Bergstrom, M.D., Ph.D.	52	Director
Teresa Bitetti, M.B.A	61	Director
Pablo Cagnoni, M.D.	61	Director
Barbara Duncan	59	Director
Steven Gannon, CA/CPA	62	Director
Philina Lee, Ph.D.	47	Director
David Meek	60	Director

Information about our Executive Officers

John Valliant, Ph.D. is our founder and has served as Chief Executive Officer and as a member of our board of directors since December 2014. From March 2008 to October 2018, Dr. Valliant was the Chief Executive Officer at the Centre for Probe Development and Commercialization (the “CPDC”), a radiopharmaceutical research and development center, which he also founded. Since 1999, Dr. Valliant has also served as a Professor in the Department of Chemistry and Chemical Biology at McMaster University. Dr. Valliant completed his Ph.D. at McMaster University, and also completed a post-doctoral fellowship under the joint supervision of professors Alun G. Jones of Harvard Medical School and Alan Davison of the Massachusetts Institute of Technology. Dr. Valliant resides in Canada. We believe that Dr. Valliant is qualified to serve on our board of directors because of his considerable qualifications, attributes and skills, including his distinguished scientific background and experience in leadership roles in the biopharmaceutical industry.

Dmitri Bobilev, M.D. has served as Chief Medical Officer since November 2022. Dr. Bobilev was most recently Vice President, Head of Clinical Development at Checkmate Pharmaceuticals, Inc. until Checkmates’ acquisition by Regeneron in May 2022. Prior to Checkmate, Dr. Bobilev was Vice President, Head of Clinical Development at Vedanta Biosciences from June 2018 to August 2020. He previously held clinical development leadership roles with Tesaro and Sanofi. Dr. Bobilev spent more than 10 years as a practicing medical and radiation oncologist. Dr. Bobilev received an M.D. from Omsk State Medical Academy.

Eric Burak, Ph.D. has served as our Chief Technology Officer since November 2021. Prior to that, Dr. Burak served as our Chief Scientific Officer from February 2017 to November 2021. From October 2012 to February 2017, Dr. Burak served as the Chief Scientific Officer at the CPDC. Prior to that, from June 2011 to October 2012, Dr. Burak served as Vice President, Development at Theracos, Inc., a pharmaceutical research and development company. Dr. Burak holds a Ph.D. in Analytical Chemistry from Temple University and a BS in Chemistry from Drexel University.

John Crowley, CPA has served as our Chief Financial Officer since February 2019. From November 2016 to January 2019, Mr. Crowley served as Executive Vice President and Chief Financial Officer at Merus, Inc., a clinical-stage immuno-oncology company. From September 2013 to November 2016, Mr. Crowley served as the Corporate Senior Vice President, Corporate Controller and Chief Accounting Officer at Charles River Laboratories, Inc., a contract research organization. Mr. Crowley is a Certified Public Accountant and received a BS from Babson College in both Economics and Accountancy.

Christopher Leamon, Ph.D. has served as our Chief Scientific Officer since November 2021. Prior to joining Fusion, Dr. Leamon served as Executive Director, Radioligand Drug Discovery at Novartis AG, a pharmaceutical company, from December 2018 to October 2021 following the acquisition of Endocyte, Inc., a biopharmaceutical company, by Novartis. Dr.

Leamon also served as Vice President, Discovery Research at Advanced Accelerator Applications, a subsidiary acquired by Novartis, from December 2018 to December 2020. At Endocyte, Dr. Leamon served as Vice President of Research from April 2000 to December 2018 and as Director of Biology and Biochemistry from February 1999 to April 2000. Prior to joining Endocyte, Dr. Leamon held various research and development roles at Ionis Pharmaceuticals, a biomedical pharmaceutical company, and GlaxoSmithKline, a healthcare company. Dr. Leamon holds a B.S. in chemistry from Baldwin Wallace University and a Ph.D. in chemistry, with a concentration in biochemistry, from Purdue University.

Mohit Rawat has served as our President and Chief Business Officer since September 2021. Prior to joining Fusion, Mr. Rawat served in various positions at Novartis Oncology, a subsidiary of Novartis AG, a pharmaceutical company, from April 2015 to September 2021, most recently as Vice President, Global Disease Lead CML franchise. Prior to Novartis, Mr. Rawat served as Chief of Staff at Shire Pharmaceuticals, a pharmaceutical company, from June 2014 to October 2014. Prior to that, Mr. Rawat serves as Senior Director, Asset Team Lead, Senior Director Immunology and Neuroscience at Abbvie Pharmaceuticals, a pharmaceutical company, from August 2013 to May 2014. Mr. Rawat was an Engagement Manager at McKinsey & Company from July 2009 to August 2013. Mr. Rawat holds an M.B.A. from Harvard Business School, and M.S. in chemical engineering from Massachusetts Institute of Technology, a certificate in finance from the Sloan School of Management at Massachusetts Institute of Technology and M. Tech and B. Tech degrees in chemical engineering from Indian Institute of Technology.

Non-Employee Directors

Jeremy Bender, Ph.D., M.B.A. has served as a member of our board of directors since October 2023. Dr, Bender has served as Chief Executive Officer, President and a member of the board of directors of Day One Biopharmaceuticals, Inc., a biotechnology company, since September 2020. Prior to joining Day One, Dr. Bender was Vice President of Corporate Development at Gilead Sciences, a pharmaceutical company, from March 2018 to September 2020. Prior to that, he was Chief Operating Officer of Tizona Therapeutics from July 2015 to March 2018 and Chief Business Officer of Sutro Biopharma, a biotechnology company specializing in cancer and autoimmune therapeutics, from October 2012 to July 2015. Prior to joining Sutro Biopharma, he was Vice President of Corporate Development at Allos Therapeutics, a biotechnology company focused on cancer treatments, from January 2006 to September 2012. Dr. Bender began his career in the life sciences practice at Boston Consulting Group, a management consulting company. Dr. Bender also sits on the board of Mereo BioPharma as an independent board member. Dr. Bender holds a B.S. in Biological Sciences from Stanford University, a Ph.D. in Microbiology and Immunology from the University of Colorado, and an M.B.A. from the MIT Sloan School of Management. Dr. Bender resides in the United States. We believe that Dr. Bender is qualified to serve on our board of directors because of his experience in the biotechnology industry.

Donald Bergstrom, M.D., Ph.D. has served as a member of our board of directors since April 2021. Since April 2018, Dr. Bergstrom has served as President of Research and Development at Relay Therapeutics, Inc., a publicly-traded clinical-stage precision medicines company deploying cutting-edge experimental and computational tools to discover medicines against intractable targets. Prior to joining Relay Therapeutics in 2018, Dr. Bergstrom was Chief Medical Officer at Mersana Therapeutics, Inc., a publicly-traded clinical-stage biopharmaceutical company discovering and developing novel antibody-drug-conjugates for the treatment of cancer, from January 2014 through March 2018. Prior to Mersana, Dr. Bergstrom was Global Head of Translational Medicine at Sanofi Oncology from May 2010 to January 2014. Prior to Sanofi, he held roles of increasing responsibility in oncology translational medicine and early clinical development at Merck Research Laboratories. Dr. Bergstrom currently serves on the board of directors of Cellectus S.A., a clinical-stage biopharmaceutical public company. Dr. Bergstrom holds an M.D. and a Ph.D. from the University of Washington, Seattle and a B.A. from the Johns Hopkins University. Dr. Bergstrom resides in the United States. We believe that Dr. Bergstrom is qualified to serve on our board of directors because of his experience in the biotechnology industry.

Teresa Bitetti, M.B.A. has served as a member of our board of directors since October 2023. Since April 2019, Ms. Bitetti has served as President of the Global Oncology Business Unit at Takeda, a large public biopharmaceutical company. Prior to joining Takeda, from 1996 to 2019, Ms. Bitetti held various roles of increasing responsibility at Bristol-Myers Squibb (BMS) Company, a large public biopharmaceutical company, including as senior vice president, Head of Worldwide Oncology Commercialization. While at BMS, she also served as Senior Vice President and Head of U.S. Oncology – where she managed the launch of the drug, Opdivo™, President and General Manager of BMS Canada, and Worldwide Head of the BMS Virology business. Before BMS, Ms. Bitetti also held various roles of increasing responsibility at Mobil Oil Corporation. Ms. Bitetti holds an M.B.A. from the Darden School of Business at the University of Virginia and a BA from Wellesley college. Ms. Bitetti resides in the United States. We believe that Ms. Bitetti is qualified to serve on our board of directors because of her experience in the biotechnology industry.

Pablo Cagnoni, M.D. has served as a member of our board of directors since December 2019. Since June 2023, Dr. Cagnoni has served as President and Head of Research & Development at Incyte Corporation, a pharmaceutical company. From November 2022 to May 2023, he served as Chief Executive Officer of Laronde, a Flagship Pioneering Company, and Executive Partner at Flagship Pioneering, the bioplatform innovation company. Prior to joining Laronde and Flagship, he was Chief Executive Officer of Rubius Therapeutics, Inc., a biotechnology company, from June 2018 until November 2022 where he was Chairman of the Board of Directors. From May 2015 until June 2018, Dr. Cagnoni served as President and Chief Executive Officer of Tizona Therapeutics, Inc., a privately held biotechnology company, and as a member of its board of directors from May 2015 to March 2021. Dr. Cagnoni previously served as President of Onyx Pharmaceuticals, Inc., a biopharmaceutical company, from October 2013 to April 2015 and Executive Vice President, Global Research and Development and Technical Operations from March 2013 to October 2013. Prior to Onyx, Dr. Cagnoni was Senior Vice President and Global Head of Clinical Development at Novartis Oncology from October 2009 to March 2013. From 2007 to 2009, Dr. Cagnoni was Senior Vice President and Chief Medical Officer at Allos Therapeutics (acquired by Spectrum Pharmaceuticals) and, prior to that, Chief Medical Officer of OSI Pharmaceuticals (acquired by Astellas Pharma Inc.). Dr. Cagnoni has previously served as a member of the board of directors of CRISPR Therapeutics AG, Harpoon Therapeutics, Inc. and Tango Therapeutics, Inc. Dr. Cagnoni received an M.D. from the University of Buenos Aires School of Medicine and completed post-doctoral work in Hematology and Oncology at the Mount Sinai Medical Center in New York and in Stem Cell Transplantation at the University of Colorado Health Sciences Center. Dr. Cagnoni resides in the United States. We believe that Dr. Cagnoni is qualified to serve on our board of directors because of his experience in the biotechnology industry.

Barbara Duncan has served as a member of our board of directors since November 2020. Ms. Duncan served at Intercept Pharmaceuticals, Inc. as Chief Financial Officer and Treasurer from May 2009 to June 2016. Prior to Intercept, Ms. Duncan served as Chief Financial Officer of DOV Pharmaceutical, Inc. from 2001 to 2006 and as its Chief Executive Officer and a member of its Board of Directors from 2007 to 2009. Ms. Duncan serves on the board of directors of Halozyme Therapeutics, Inc. since February 2023, Atea Pharmaceuticals, Inc. since November 2020, Jounce Therapeutics, Inc. since June 2016, Adaptimmune Therapeutics plc since June 2016, and Ovid Therapeutics, Inc. since June 2017. Previously, Ms. Duncan served on the boards of directors of Immunomedics, Inc. from March 2019 to October 2020, Innoviva, Inc., from November 2016 through April 2018, ObsEva S.A. from November 2016 to May 2019 and Aevi Genomic Medicine, Inc., from June 2015 through January 2020. Ms. Duncan received her B.A. from Louisiana State University and her M.B.A. from the Wharton School, University of Pennsylvania. Ms. Duncan resides in the United States. We believe that Ms. Duncan is qualified to serve on our board of directors due to her experience in the biotechnology industry and with public companies.

Steven Gannon, CA/CPA has served as a member of our board of directors since January 2020. Mr. Gannon has served on the board of directors of Xenon Pharmaceutics Inc., a biotechnology company, since May 2015, Laborie Médical Technologies, a private Medtech company, since 2016, Alta Sciences, a private research services company, since April 2021, and Ritedose Pharma, a contract manufacturer, since April 2022. Mr. Gannon also served on the board of directors of enGene Inc., a biotechnology company, from February 2017 to June 2023, AeroGen, a private Medtech company, from November 2018 to July 2020, and Advanced Accelerator Applications SA, a healthcare company acquired by Novartis in January 2018, from June 2014 to March 2018. Mr. Gannon was Chief Financial Officer, Senior Vice President of Finance and Treasurer at Aptalis Pharma Inc. until February 2014, after which it was sold to Forest Laboratories. Prior to joining Aptalis in 2006, Mr. Gannon served as the Chief Financial Officer for Cryocath Technologies Inc. from 1999 to 2006, as the Director of Finance and Administration of the Research Division of AstraZeneca Canada Inc. from 1996 to 1999, and as the Chief Financial Officer of Mallinckrodt Medical Inc.’s Canadian operations from 1989 to 1995. He received a Bcomm in Accounting and Business Systems from Concordia University in Montreal, Canada in 1983, and completed the Executive Program at the Richard Ivey School of Business at the University of Western Ontario in Ontario, Canada in 1995. He has been a Chartered Accountant since 1985. Mr. Gannon resides in Canada. We believe that Mr. Gannon is qualified to serve on our board of directors because of his financial expertise and senior management expertise in the pharmaceutical industry.

Philina Lee, Ph.D. has served as a member of our board of directors since February 2021. Dr. Lee currently serves as Chief Commercial Officer at Blueprint Medicines Corporation, a publicly traded global precision therapy company. Since joining Blueprint Medicines in 2014, Dr. Lee has served in positions of increasing responsibility, including most recently as Senior Vice President and Head of Portfolio Strategy until April 2022. Prior to joining Blueprint Medicines, Dr. Lee served as Head of U.S. Marketing at Algeta ASA, where she contributed to building the fully integrated organization that successfully launched Xofigo® (radium-223 dichloride), a first in class alpha-emitting radiopharmaceutical. Algeta was acquired by Bayer AG in 2014. Prior to Algeta, Dr. Lee held oncology marketing roles at Sanofi and Genzyme, and was a Healthcare Strategy Consultant at Health Advances. Dr. Lee does not currently serve on any other public company board of directors. Dr. Lee holds a Ph.D. from the Massachusetts Institute of Technology and a B.S. from the University of Alberta. Dr. Lee resides in the United States. We believe that Dr. Lee is qualified to serve as a member of our board of directors due to her extensive healthcare industry experience.

David Meek has been a member of our board of directors since October 2023. Mr. Meek served as Chief Executive Officer and as a member of the board of directors of Mirati Therapeutics, Inc., an oncology company, from September 2021 to August 2023. He previously served as the President, Chief Executive Officer and Board Member of FerGene, Inc., a biotechnology company, from January 2020 to March 2021. From July 2016 to January 2020, Mr. Meek served as Chief Executive Officer and Board Member of Ipsen, a public global biopharmaceutical company based in France. Prior to joining Ipsen, Mr. Meek held executive leadership roles including serving as Executive Vice President and President of Oncology at Baxalta Incorporated from 2014 to 2016 leading up to the acquisition by Shire, and serving as Chief Commercial Officer of Endocyte, Inc. from 2012 to 2014. He also served in executive leadership roles at Novartis Pharmaceuticals Corporation and Novartis Oncology from 2005 to 2012, after beginning his career at Johnson & Johnson, Inc. and Janssen Pharmaceuticals, Inc. from 1989 to 2004. Mr. Meek served on the boards of Pharmaceutical Research & Manufacturers of America and European Federation of Pharmaceutical Industries & Associations. He serves on the board of directors of uniQure N.V., a public biotech company, and he previously served on the board of directors of Entasis Therapeutics Inc. from June 2019 to July 2022 (acquired by Innoviva, Inc.). Mr. Meek holds a B.A. from the University of Cincinnati. Mr. Meek resides in the United States. Through his experience at our Company and his past executive leadership roles at several companies in the biotechnology and pharmaceutical industries, Mr. Meek has acquired extensive operational expertise, which we believe qualifies him to serve on our board of directors.

Family Relationships

There are no family relationships among our directors and executive officers.

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

Code of Business Conduct and Ethics

We have also adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on the “Investors & Media— Corporate Governance” section of our website, which is located at https://ir.fusionpharma.com/documents-charters. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K to be filed with the SEC and will file a copy of any amendment with Canadian securities regulators on www.sedar.com. Employees are required to annually certify compliance with the code.

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

A shareholder wishing to nominate a director must provide notice to our corporate secretary by email (at such email address that is set in our issuer profile on the System for Electronic Document Analysis and Retrieval, or SEDAR, at www.sedar.com) or by personal delivery at Fusion Pharmaceuticals Inc., 270 Longwood Road South, Hamilton, Ontario, Canada L8P 0A6.

Determination of Independence

Our board of directors has determined that each of our directors, with the exception of Dr. Valliant, who serves as our Chief Executive Officer, is an “independent director” within the meaning of the director independence standards established by the SEC and the Nasdaq Stock Market, or Nasdaq, and Canadian securities laws. Our board of directors also determined that Steven Gannon, Teresa Bitetti, M.B.A., and David Meek who comprise our audit committee, Jeremy Bender, Ph.D., M.B.A., Pablo Cagnoni, M.D., and Teresa Bitetti, M.B.A., who comprise our compensation committee, and Barbara Duncan, Steven Gannon and Philina Lee, who comprise our nominating and corporate governance committee, satisfy the independence standards for such committees established by the SEC, the Nasdaq, and Canadian securities laws, as applicable. In making such determinations, our board of directors evaluated, and will evaluate at least on an annual basis, all relationships that each such non-employee director has with our company in light of all facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our common shares by each non-employee director.

The non-management directors meet at regularly scheduled executive sessions without management participation, and at least twice each year an executive session with only independent directors present is held. In 2023, there were eight executive sessions at which only the independent directors were present.

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

Shareholders also have the right under our bylaws to directly nominate director candidates, without any action or recommendation on the part of the committee or our board, by following the procedures set forth under “Shareholder Proposals for the 2025 Annual Meeting.”

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

The below board diversity matrix reports self-identified diversity statistics for the board.

Board Diversity Matrix (As of April 3, 2024)

Total Number of Directors	9
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	3	6
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian	1
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	2	5
Two or More Races or Ethnicities
LGBTQ+	1
Persons with disabilities
Visible minorities
Indigenous peoples
Did Not Disclose Demographic Background	1

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

Board and Committee Meetings

Our board of directors held fifteen meetings during 2023. During 2023, each of the directors then in office attended at least 75% of the aggregate of all meetings of the board of directors and all meetings of the committees of the board of directors on which such director then served, except for Dr. Bender who was elected in October 2023 and missed one out of three meetings due to a scheduling conflict. A director’s attendance rate is considered by the nominating and corporate governance committee when making recommendations for re-appointment of the director. Continuing directors and nominees for election as directors in a given year are required to attend the annual meeting of shareholders, barring significant commitments or special circumstances. Fusion held a 2023 annual meeting of shareholders. During 2023, the Board acted by unanimous written consent twice. The board meeting attendance record for each director who served at the end of 2023 is as follows:

Board Member	Number of Board Meetings Held in 2023 Board Member Eligible to Attend	Number of Board Meetings Attended
Ms. Duncan	15	15
Dr. Bender	2	1
Dr. Bergstrom	15	13
Ms. Bitetti	2	2
Dr. Cagnoni	15	15
Dr. Christenson	13	10
Mr. Gannon	15	13
Mr. Khuong	13	12
Dr. Lee	15	14
Mr. Meek	2	1
Dr. Preston	13	10
Dr. Valliant	15	15

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

Audit Committee

The audit committee, which has been established in accordance with Section 3(a)(58) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently consists of Steven Gannon, Teresa Bitetti, M.B.A., and David Meek. Mr. Gannon is the chair of the audit committee. Our board of directors has determined that each member of the audit committee meets the independence requirements established by the SEC, the applicable listing standards of Nasdaq and applicable Canadian laws. Our board of directors has determined that Mr. Gannon qualifies as an “audit committee financial expert” within the meaning of SEC regulations. Our audit committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits and quarterly reviews of our financial statements. We currently do not have an internal audit function. The audit committee held five meetings during 2023. The audit committee’s responsibilities include:

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

Compensation Committee

The current members of our compensation committee are Pablo Cagnoni, M.D., Jeremy Bender, Ph.D., M.B.A. and Teresa Bitetti, M.B.A. Dr. Cagnoni is the current chair of the compensation committee. Our compensation committee assists our board of directors in the discharge of its responsibilities relating to the compensation of our executive officers. The compensation committee held five meetings and acted by written consent eleven times during 2023. The compensation committee’s responsibilities include:

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

Our Compensation Committee makes most of the significant adjustments to annual compensation, determines bonus and equity awards and establishes new performance objectives. However, our Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of the Company’s compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation. Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, our Compensation Committee solicits and considers evaluations and recommendations submitted to the Compensation Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted. For all executives and directors, as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director share ownership information, company stock performance data, analyses of historical executive compensation levels and current company-wide compensation levels and analyses of executive and director compensation paid at a peer group of other companies approved by our Compensation Committee. In 2023, the Compensation Committee retained the services of Pay Governance LLC, or Pay Governance, as its external, independent compensation consultant and considered Pay Governance’s input on certain compensation matters as they deemed appropriate.

Nominating and Corporate Governance Committee

The current members of our nominating and corporate governance committee are Barbara Duncan, Steven Gannon and Philina Lee, Ph.D. Ms. Duncan is the chair of the nominating and corporate governance committee. The nominating and corporate governance committee held five meetings during 2023. The nominating and corporate governance committee’s responsibilities include:

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

Research and Development Committee

The current members of our research and development committee are Donald Bergstrom, M.D., Pablo Cagnoni, M.D. and Philina Lee, Ph.D. Dr. Bergstrom is the chair of the research and development committee. The research and development committee held three meetings during 2023. The research and development committee’s responsibilities include:

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

Compensation Committee Interlocks and Insider Participation

For the 2023 fiscal year, Pablo Cagnoni, M.D., Jeremy Bender, Ph.D., M.B.A., Teresa Bitetti, M.B.A., Steven Gannon and Heather Preston, M.D., served as members of our Compensation Committee. Mr. Gannon and Dr. Preston ceased to serve on the Compensation Committee in October 2023, and Dr. Bender and Ms. Bitetti joined the Compensation Committee in October 2023. None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee. None of the members of our compensation committee is an officer or employee of our company, nor have they ever been an officer or employee of our company.

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

Item 11. Executive Compensation.

Overview and Named Executive Officers

The following discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation policies and practices that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

As an “emerging growth company,” we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer for the year ended December 31, 2023, or fiscal year 2023, and our next two most highly compensated executive officers in respect of their service to our company for fiscal year 2023. We refer to these individuals as our named executive officers. Our named executive officers for fiscal year 2023 are:

•
John Valliant, Ph.D., our Chief Executive Officer;
•
John Crowley, CPA, our Chief Financial Officer; and
•
Mohit Rawat, our President and Chief Business Officer.

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

Our compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our executive compensation programs and related policies. In 2023, the compensation committee retained the services of Pay Governance as its external independent compensation consultant. During 2023, Pay Governance did not provide services to us other than the services to our compensation committee described herein. Our compensation committee performs an annual assessment of its compensation consultants’ independence to determine whether the consultants are independent. Based on its evaluation, the compensation committee has determined that Pay Governance is independent and that its work has not raised any conflicts of interest.

2023 Summary Compensation Table

The following table presents information regarding the total compensation that was awarded to, earned by or paid to our named executive officers for services rendered during fiscal year 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
John Valliant, Ph.D., (4)	2023	$596,837	$—	$1,170,250	$283,498	$31,001	$2,081,586
Chief Executive Officer	2022	595,284	—	1,881,826	238,119	31,314	2,746,543
John Crowley,	2023	478,896	—	585,125	183,896	57,026	1,304,943
Chief Financial Officer	2022	458,274	—	772,909	163,146	48,684	1,443,013
Mohit Rawat,	2023	475,198	—	702,150	186,278	44,602	1,408,228
President and Chief Business Officer	2022	454,735	—	360,537	165,523	38,742	1,019,537

(1)
The amounts reported for 2022 and 2023 represent the aggregate grant date fair value of the stock options awarded to the named executive officer, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, or FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 11, “Share-based Compensation,” to our audited financial statements included in our 2023 Annual Report. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the named executive officers upon exercise of the stock options or sale of the underlying common shares.
(2)
Amounts reflect annual performance bonuses paid to our named executive officers under our annual performance-based incentive plan in the year indicated. Such amounts paid to Dr. Valliant were paid in CAD and have been converted from CAD to USD using a conversion rate of CAD$1.350 to USD$1.00 for 2023 and CAD$1.301 to USD$1.00 for 2022.
(3)
For Dr. Valliant, these amounts reflect $30,458 and $30,844 in pension benefits paid to McMaster University in 2023 and 2022, respectively, as described further below under “Narrative to Summary Compensation Table—Employment Agreements with our Named Executive Officers—John Valliant, Ph.D.” Such amount was paid in CAD and has been converted from CAD to USD using a conversion rate of CAD$1.350 to USD$1.00 for 2023 and CAD$1.301 to USD$1.00 for 2022. Dr. Valliant also received a parking benefit of $544 and $470 in 2023 and 2022, respectively. For Mr. Crowley, these payments for 2023 consisted of $41,476 in company paid health insurance benefits, $11,550 in company match to his 401k, and $4,000 company paid contributions to his health savings account. For Mr. Crowley, these payments for 2022 consisted of $34,009 in company paid health insurance benefits, $10,675 in company match to his 401k, and $4,000 company paid contributions to his health savings account. For Mr. Rawat, these payments for 2023 consisted of $29,052 in company paid health insurance benefits, $11,550 in company match to his 401k, and $4,000 company paid contributions to his health savings account. For Mr. Rawat, these payments for 2022 consisted of $24,067 in company paid health insurance benefits, $10,675 in company match to his 401k, and $4,000 company paid contributions to his health savings account.
(4)
A portion of Dr. Valliant’s salary is paid by McMaster University, in accordance with a Memorandum of Understanding with McMaster University, described below under “Narrative to Summary Compensation Table—Employment Agreements with our Named Executive Officers—John Valliant, Ph.D.” The amounts reported for Dr. Valliant as “Salary” include the portion for which we reimburse McMaster University. In addition, a portion of Dr. Valliant’s salary was paid in CAD. Such amounts have been converted from CAD to USD using a conversion rate of CAD$1.301 to USD$1.00 for 2022 and CAD$1.350 to USD$1.00 for 2023.

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

Annual Base Salary

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Our compensation committee and board of directors, in the case of Dr. Valliant, annually reviews base salaries for trends in the market of the salaries paid to public company employees as well as for exogenous factors such as inflation. For the year ended December 31, 2023, the annual base salaries for each of Dr. Valliant, and Messrs. Crowley and Rawat were reviewed and adjusted upward for merit increases. For the year ending December 31, 2024, the annual base salaries for each of Dr. Valliant and Messrs. Crowley and Rawat are $829,710 CAD ($614,742 USD), $493,263 and $489,454, respectively. Dr. Valliant’s salary increase in local Canadian currency was 3.0%. Due to fluctuations in the twelve-month trailing United States and Canadian dollar exchange rate, in some years Dr. Valliant’s salary may appear to decrease rather than increase when compared to the prior year when viewed only in U.S. dollars.

Cash Bonus

We also believe that a significant portion of our executives’ cash compensation should be based on the attainment of business goals established by our board of directors or compensation committee. Each of our named executive officers participated in our Senior Executive Cash Incentive Bonus Plan (the “Bonus Plan”). The Bonus Plan provides for formula-based incentive payments based upon the achievement of certain corporate and individual performance goals and objectives approved by our board of directors and compensation committee, respectively. We typically establish bonus targets for our named executive officers and conduct an annual performance review process to serve as the basis for determining eligibility for any such bonuses. Among the key parameters that typically are the basis for such bonus determinations are our achievement of overall corporate goals and the achievement of specified goals and objectives by each individual employee. For the year ended December 31, 2023, Dr. Valliant was eligible to receive an annual target cash bonus equal to 50% of his base salary, based on company performance. Messrs. Crowley and Rawat were eligible to receive an annual target cash bonus equal to 40% of their respective salaries, based on company and individual performance. For the year ending December 31, 2024, Dr. Valliant’s annual target bonus was increased to 55% of his base salary from 50% based on market data.

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

For 2023, the corporate performance objectives generally fell into the following five categories: (1) advancing our FPI-2265 clinical program; (2) advancing our pipeline by progressing FPI-2068, our partnered asset with AstraZeneca plc; (3) delivering on our partnerships, particularly our existing collaboration with AstraZeneca plc; (4) strengthening and leveraging our platform; and (5) ensuring we have funding through key inflection points in 2024. In evaluating management’s performance relative to corporate performance for 2023, our compensation committee determined to award a corporate achievement level of 90% to executives (other than Dr. Valliant). This corporate achievement level along with each individual’s performance (other than Dr. Valliant) was then used to determine each named executive officer’s bonus. Our board of directors determined to award a corporate achievement level of 90% to Dr. Valliant. For 2023, we awarded bonuses to Dr. Valliant and Messrs. Crowley and Rawat in the amounts of $382,633 CAD ($283,498 USD), $183,896 and $186,278, respectively.

Equity Compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our named executive officers, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our shareholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. During the year ended December 31, 2023, we granted options to purchase common shares to each of our named executive officers, as described in more detail in the “Outstanding Equity Awards at 2023 Fiscal Year-End” table. In January 2024, as part of our annual compensation review, Dr. Valliant and Messrs. Crowley and Rawat were granted time-based stock options for 320,400 shares, 106,100 and 135,500 shares, respectively. These options vest in 48 equal monthly installments. In January 2024, the compensation committee (and the board of directors, in the case of Dr. Valliant) also granted the following time-based restricted stock units, or RSUs, to our named executive officers: Dr. Valliant,

192,200 RSUs; Mr. Crowley, 63,700 RSUs; and Mr. Rawat, 81,300 RSUs. The RSUs represent a contingent right to receive one share of our common stock. These RSUs vest bi-annually over three years.

Employment Agreements with Our Named Executive Officers

We have entered into executive compensation arrangements, offer letters and an employment agreement, with each of our named executive officers. Except as noted below, these employment arrangements provide for “at will” employment.

John Valliant, Ph.D.—In June 2020 we entered into a new employment agreement with Dr. Valliant, replacing his existing employment agreement upon the completion of our initial public offering. The new employment agreement provides for Dr. Valliant’s continued employment and sets forth his 2020 annual base salary, the terms of his discretionary annual bonus, certain expense reimbursements, his eligibility for accrued paid vacation, his obligation to cooperate with us in litigation and regulatory matters both during and after his employment, and his non-disparagement obligations both during and after his employment.

Pursuant to a Memorandum of Understanding (the “MOU”) between us, Dr. Valliant, and McMaster University (the “University”), dated July 1, 2023, Dr. Valliant will continue his employment with the University while also continuing in his appointment as our Chief Executive Officer. Pursuant to the terms of the MOU, Dr. Valliant remains on the University’s payroll and remains eligible for University benefits. In addition, we reimburse the University for 75% of the University’s payment of Dr. Valliant’s salary and benefits annually (including as Dr. Valliant’s base salary is increased) and correspondingly deduct such payments of base salary from us to Dr. Valliant. In the event Dr. Valliant’s services to us are terminated, we and Dr. Valliant will provide the University with not less than six weeks of advance written notice and we are responsible for reimbursing the University for 75% of the University’s payment of Dr. Valliant’s salary and benefits during such six-week notice period, including any associated costs, fees and expenses.

In addition, Dr. Valliant has entered into and is subject to our confidential information, assignment of inventions, and non-solicitation and non-competition agreements.

John Crowley—In June 2020 we entered into a new employment agreement with Mr. Crowley, which replaced his existing employment agreement upon the completion of our initial public offering. The new employment agreement provides for Mr. Crowley’s continued employment and sets forth his annual base salary, the terms of his discretionary annual bonus, certain expense reimbursements, his eligibility to participate in our benefit plans generally, his eligibility for accrued paid vacation, his obligation to cooperate with us in litigation and regulatory matters both during and after his employment, and his non-disparagement obligations both during and after his employment.

Mohit Rawat—In September 2021 we entered into an employment agreement with Mr. Rawat, which sets forth his annual base salary, the terms of his discretionary annual bonus, certain expense reimbursements, his eligibility to participate in our benefit plans generally, his eligibility for accrued paid vacation, his obligation to cooperate with us in litigation and regulatory matters both during and after his employment, and his non-disparagement obligations both during and after his employment.

Benefits Provided Upon Termination Without Cause

Under the terms of the employment agreements we have entered into with each of Dr. Valliant and Messrs. Crowley and Rawat, if such executive’s employment is terminated by us without cause or by the executive for good reason (as defined in each executive’s employment agreement), subject to the executive’s signing a separation agreement that will include, among other things, a general release of potential claims against us, (1) he will be entitled to continue to receive his monthly base salary for a period of 12 months; (2) he will be entitled to any incentive compensation pursuant the employment agreement awarded in the year preceding the year of termination but not yet paid and a pro-rated annual bonus up to the date of termination (in the case of Dr. Valliant, he will also receive his target annual bonus for the then-current year); (3) we will continue to make payments of group insurance benefits for Dr. Valliant for 12 months; and (4) for Messrs. Crowley and Rawat, subject to the respective copayment of employee premiums and respective proper election to receive benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, the monthly employer contribution that we would have made to provide Messrs. Crowley and Rawat, respectively, health insurance if either had remained employed by us until the earliest of (i) the 12 month anniversary of his date of termination, (ii) his eligibility for group medical plan benefits under any other employer group medical plan, or (iii) the cessation of his rights under COBRA.

Benefits Provided Upon a Change in Control

We have designed our change-in-control policies to provide income continuity after a change-in-control of the company that results in the executive being separated from the company. Our policy in the case of change-in-control benefits has been to structure these as “double trigger” benefits. In other words, the change-in-control does not itself trigger benefits; rather, benefits are paid only if the employment of the executive is terminated or the executive terminates his employment for good reason during a specified period after the change-in-control. We believe a “double trigger” benefit maximizes shareholder value because it prevents an unintended windfall to executives in the event of a friendly change-in-control, while still providing them appropriate incentives to cooperate in negotiating any change-in-control in which they believe they may lose their jobs. Under the terms of their respective employment arrangements, if, within one year following a change in control, each of our named executive officer’s employment is terminated by us or the succeeding company, as applicable, without cause or he terminates his employment for good reason (as defined in the applicable employment agreement), subject to the executive’s signing a separation agreement that will include a general release of potential claims against us:

•
in the case of Dr. Valliant, (1) he will be entitled to receive a lump sum in cash equal to eighteen months of Dr. Valliant’s then-current base salary (or the base salary in effect immediately prior to the change-in- control, if higher) or, if greater, the amount owed him under Canadian employment law, (2) he will be entitled to receive any incentive compensation awarded in the year preceding the year of termination but not yet paid, a pro-rated bonus at target for the year in which he is terminated and a payment equal to 150% of his target bonus at the time he ceases to be employed by the company or the succeeding company, as applicable, and (3) the company or the succeeding company, as applicable, will continue to make payments of group insurance benefits for eighteen months;
•
in the case of each of Messrs. Crowley and Rawat, (1) he will be entitled to receive a lump sum in cash in an amount equal to his then-current base salary (or the base salary in effect immediately prior to the change-in-control, if higher), (2) he will be entitled to receive any incentive compensation awarded in the year preceding the year of termination and a lump-sum payment equal to 100% of his target bonus at the time he ceases to be employed by the company or the succeeding company, as applicable, and (3) subject to the respective copayment of employee premiums and respective proper election to receive benefits under COBRA, the monthly employer contribution that we would have made to provide him health insurance if either had remained employed by us until the earliest of (i) the 12 month anniversary of his date of termination, (ii) his eligibility for group medical plan benefits under any other employer group medical plan, or (iii) the cessation of his rights under; and
•
in the case of all executive officers, the vesting and exercisability of all time-based stock-based awards on the later of the date of termination or the effective date of the separation and release of claims agreement.

We have also entered into non-competition, non-solicitation and non-disclosure agreements with each of our named executive officers. Under the non-competition, non-solicitation and non-disclosure agreements, each named executive officer has agreed (i) not to compete with us during his employment and for a period of one year after the termination of his employment, (ii) not to solicit our employees during his employment and for a period of one year after the termination of his employment, (iii) to protect our confidential and proprietary information, and (iv) to assign to us related intellectual property developed during the course of his employment. In addition, pursuant to the agreements with Mr. Crowley and Mr. Rawat, each is eligible to receive 50% of his respective highest annualized base salary paid by us within the two-year period preceding the last day of his employment during the post-employment non-competition period (but for not more than 12 months following the end of his employment) if we enforce the respective non-competition covenant, or garden leave pay. If Mr. Crowley or Mr. Rawat is eligible to receive any other severance or change in control payments as described above, such payment(s) shall be reduced by the amount of the garden leave pay.

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

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table summarizes the number of common shares that were underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2023.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
John Valliant, Ph.D.	533,095(1)	—	—	$1.02	2/22/2027
	270,300(1)	—	—	$1.02	2/22/2027
	606,721(1)	—	—	$2.35	4/1/2029
	169,912(2)	3,616	—	$2.99	1/10/2030
	180,723(3)	25,818	—	$17.00	6/18/2030
	326,329(4)	46,619	—	$17.00	6/25/2030
	238,000(5)	98,000	—	$11.90	2/4/2031
	186,358(6)	220,242	—	$7.70	2/1/2032
	114,583(7)	385,417	—	$3.75	1/5/2033
John Crowley	313,359(1)	—	—	$2.19	2/28/2029
	37,758(2)	803	—	$2.99	1/10/2030
	23,600(3)	3,372	—	$17.00	6/18/2030
	53,245(4)	7,607	—	$17.00	6/25/2030
	97,750(5)	40,250	—	$11.90	2/4/2031
	76,541(6)	90,459	—	$7.70	2/1/2032
	57,291(7)	192,709	—	$3.75	1/5/2033
Mohit Rawat	144,562(8)	112,438	—	$8.26	9/27/2031
	35,704(6)	42,196	—	$7.70	2/1/2032
	68,750(7)	231,250	—	$3.75	1/5/2033

(1)
This option is fully vested.
(2)
This option vests as to 25% of the shares on January 10, 2021 and further vests in 36 equal monthly installments thereafter until January 10, 2024.
(3)
This option vests as to 25% of the shares on June 18, 2021 and further vests in 36 equal monthly installments thereafter until June 18, 2024.
(4)
This option vests as to 25% of the shares on June 25, 2021 and further vests in 36 equal monthly installments thereafter until June 25, 2024.
(5)
This option vests as to 25% of the shares on February 4, 2022 and further vests in 36 equal monthly installments thereafter until February 4, 2025.
(6)
This option vests in 48 equal monthly installments beginning on March 1, 2022.
(7)
This option vests in 48 equal monthly installments beginning on February 5, 2023.
(8)
This option vests as to 25% of the shares on September 27, 2022 and further vests in 36 equal monthly installments thereafter until September 27, 2025.

Other Compensation Agreements and Policies

Clawback Policy

The SEC and the Nasdaq have adopted final rules implementing the incentive-based compensation recovery provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which require listed companies to develop and implement a policy providing for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers. In accordance with these final rules, our compensation committee approved a Compensation Recovery

Policy that provides for recoupment of certain cash and equity-based incentive compensation paid to current and former executive officers of the Company in the event of an accounting restatement of the Company’s financial statements.

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

Director Compensation

Under our director compensation program, we pay our non-employee directors both cash and equity retainers. During fiscal year 2023, John Valliant, Ph.D., our Chief Executive Officer, served as a member of our board of directors, as well as an employee, and received no additional compensation for his services as a director. See the section entitled “Executive Compensation” for more information about Dr. Valliant’s compensation for fiscal year 2023.

Dr. Preston, who will remain a non-voting observer on our board through the 2024 Annual Meeting, will receive $20,000 paid quarterly for her services.

Each non-employee director receives a cash retainer for service on the board of directors and for service on each committee of which the director is a member. The chairperson of the board and of each committee receives a higher retainer for such service. These fees are payable quarterly in arrears. The fees paid in 2023 to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member were as follows:

	Member Annual Fee	Chairperson Annual Fee
Board of Directors	$40,000	$65,000
Audit Committee	7,500	15,000
Compensation Committee	5,000	10,000
Nominating and Corporate Governance Committee	4,000	8,000
Research and Development Committee	5,000	10,000

No other changes were made to the fees paid for service on our board of directors in 2023 or any committee thereof.

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

We reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending board of directors and committee meetings. The following table sets forth information regarding compensation earned by our non-employee directors during the year ended December 31, 2023.

Director Compensation for 2023

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	Total ($)
Jeremy Bender, Ph.D., M.B.A. (3)	$10,625	$91,263	$101,888
Donald Bergstrom, M.D. (4)	50,000	48,489	98,489
Teresa Bitetti, M.B.A. (5)	12,396	91,263	103,659
Pablo Cagnoni, M.D. (6)	55,000	48,489	103,489
Johan Christenson, M.D, Ph.D. (7)	34,375	—	34,375
Barbara Duncan (8)	78,000	48,489	126,489
Steven Gannon (9)	59,750	48,489	108,239
Chau Khuong (10)	39,340	48,489	87,829
Philina Lee, Ph.D. (11)	49,000	48,489	97,489
David Meek (12)	11,215	91,263	102,478
Heather Preston, M.D. (13)	46,771	48,489	95,260

(1)
The amounts in the Option Awards column reflect the grant date fair value of option awards granted during 2023 under our equity incentive plans, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions, and there can be no assurance that FASB ASC Topic 718 amounts will reflect actual amounts realized. Refer to Note 11, “Share-Based Compensation”, in the Notes to Consolidated Financial Statements included in this Annual Report for the relevant assumptions used to determine the valuation of our option awards.
(2)
The number of shares underlying stock option awards granted to our non-employee directors in 2023 and the grant date fair value of such stock options as determined in accordance with FASB ASC Topic 718 are:

Name	Grant Date	Number of Shares Underlying Stock Option Grants in 2023	Grant Date Fair Value of Stock Option Grants in 2023 ($)
Jeremy Bender, Ph.D., M.B.A.	10/16/2023	34,000	91,263
Donald Bergstrom, M.D.	6/14/2023	17,000	48,489
Teresa Bitetti, M.B.A.	10/16/2023	34,000	91,263
Pablo Cagnoni, M.D.	6/14/2023	17,000	48,489
Johan Christenson, M.D, Ph.D.	—	—	—
Barbara Duncan	6/14/2023	17,000	48,489
Steven Gannon	6/14/2023	17,000	48,489
Chau Khuong	6/14/2023	17,000	48,489
Philina Lee, Ph.D.	6/14/2023	17,000	48,489
David Meek	10/16/2023	34,000	91,263
Heather Preston, M.D.	6/14/2023	17,000	48,489

(3)
Dr. Bender was elected to the board of directors effective October 16, 2023. At December 31, 2023, Dr. Bender held stock options to purchase 34,000 common shares.
(4)
At December 31, 2023, Dr. Bergstrom held stock options to purchase 85,000 common shares.
(5)
Ms. Bitetti was elected to the board of directors effective October 16, 2023. At December 31, 2023, Ms. Bitetti held stock options to purchase 34,000 common shares.
(6)
At December 31, 2023, Dr. Cagnoni held stock options to purchase 222,011 common shares.
(7)
Dr. Christen resigned from the board of directors effective October 16, 2023. At December 31, 2023, Dr. Christenson held no stock options to purchase common shares. Dr. Christenson has waived his rights to all stock option grants as a director due to rules pertaining to his current employer.
(8)
At December 31, 2023, Ms. Duncan held stock options to purchase 81,000 common shares.

(9)
At December 31, 2023, Mr. Gannon held stock options to purchase 222,011 common shares.
(10)
Mr. Khuong resigned from the board of directors effective on October 16, 2023. At December 31, 2023, Mr. Khuong held stock options to purchase 30,000 common shares.
(11)
At December 31, 2023, Dr. Lee held stock options to purchase 81,000 common shares.
(12)
Mr. Meek was elected to the board of directors effective October 16, 2023. At December 31, 2023, Mr. Meek held stock options to purchase 34,000 common shares.
(13)
Dr. Preston resigned from the board of directors effective on October 16, 2023. Dr. Preston will remain a non-voting observer on the board of directors through the 2024 Annual Meeting. At December 31, 2023, Dr. Preston held stock options to purchase 81,000 common shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2023. In addition, from time to time, we may grant “inducement grants” pursuant to Nasdaq Listing Rule 5635(c)(4).

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	11,220,085	(1)	$6.33	3,096,024	(2)
Equity compensation plans not approved by security holders(3)	3,104,730		4.59	0
Total	14,324,815		$5.96	3,096,024

(1)
Consists of (i) 2,789,254 common shares issuable under our 2017 equity incentive plan; (ii) 8,387,031 common shares issuable under our 2020 stock option and incentive plan; and (iii) 43,800 restricted stock units issuable under our 2020 stock option and incentive plan.
(2)
Consists of (i) 1,540,775 common shares available for future issuance under our 2020 stock option and incentive plan and (ii) 1,555,249 common shares available for future issuance under our 2020 employee share purchase plan.
(3)
Consists of (i) 196,120 shares under warrants and (ii) 2,908,610 shares under stock option awards approved by our Board as inducements material to the respective individual’s acceptance of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). The inducement awards had an exercise price per share equal to the closing price of a common share on the respective grant dates, and vest over four years, with 25% of the original number of shares vesting on the one-year anniversary of the respective grant date and then in equal installments for 36 months thereafter, subject to the employee’s continued service with us through the applicable vesting dates.

Security Ownership of Certain Beneficial Owners and Management

Unless otherwise provided below, the following table sets forth information regarding beneficial ownership of our common shares as of April 3, 2024 by:

•
each person, or group of affiliated persons, known to us to be the beneficial owner of 5% or more of our common shares outstanding;
•
each of our current directors;

•
our principal executive officer and our other executive officers who served during the year ended December 31, 2023, named in the Summary Compensation table above, whom, collectively, we refer to as our named executive officers; and
•
all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include common shares issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after April 3, 2024. Except as otherwise indicated, all of the shares reflected in the table are common shares and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 84,865,021 of our common shares outstanding as of April 3, 2024. Except as otherwise indicated in the footnotes below, the address of the beneficial owner is c/o Fusion Pharmaceuticals, Inc., 270 Longwood Road South, Hamilton, Ontario, Canada L8P 0A6.

	Number of Common Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or Greater Shareholders
Entities affiliated with Federated Hermes, Inc. (1)	10,811,153	12.74%
Entities affiliated with Avidity Capital (2)	6,500,328	7.66%
Entities affiliated with Deerfield Mgmt, L.P. (3)	6,401,000	7.54%
FMR LLC (4)	5,313,294	6.26%
Perceptive Advisors LLC (5)	4,737,194	5.58%
Directors, Named Executive Officers and Other Executive Officers
John Valliant, Ph.D. (6)	3,172,756	3.62%
John Crowley (7)	750,039	*
Mohit Rawat (8)	340,908	*
Jeremy Bender, Ph.D., M.B.A. (9)	6,611	*
Donald Bergstrom, M.D., Ph.D. (10)	68,000	*
Teresa Bitetti, M.B.A. (11)	6,611	*
Pablo Cagnoni, M.D. (12)	205,011	*
Barbara Duncan (13)	64,000	*
Steven Gannon (14)	261,411	*
Philina Lee, Ph.D. (15)	64,000	*
David Meek (16)	6,611	*
All executive officers and directors as a group (14 persons)	6,302,194	6.95%

* Represents beneficial ownership of less than 1% of our outstanding common shares.

(1)
Consists of 10,811,153 common shares owned by Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp. (together, the “Investment Advisers”). The Investment Advisers are wholly-owned subsidiaries of FII Holdings, Inc., which is a wholly-owned subsidiary of Federated Hermes, Inc. (the “Parent”). All of the Parent’s outstanding voting shares is held in the Voting Shares Irrevocable Trust for which Thomas R. Donahue, Ann C. Donahue and J. Christopher Donahue act as trustees. The principal business address of the Parent is 1001 Liberty Avenue, Pittsburgh, PA 15222-3779. The information presented here is based on a Schedule 13G/D filed with the SEC by Federated Hermes, Inc. on March 25, 2024 and April 8, 2024, reporting ownership as of March 18, 2024 and March 31, 2024, respectively.
(2)
Consists of: (a) 3,700,878 common shares owned by Avidity Master Fund LP, or Avidity Master, and (b) 2,799,450 common shares owned by Avidity Private Master Fund I LP, or APF1. The general partner of each of Avidity Master and APF1 is Avidity Capital Partners Fund (GP) LP, a Delaware limited partnership, whose general partner is Avidity Capital Partners (GP) LLC, a Delaware limited liability company. Avidity Partners Management LP is the investment manager of each of Avidity Master and APF1. Avidity Partners Management (GP) LLC is the general partner of Avidity Partners Management LP. David Witzke and Michael Gregory are the managing members of each of Avidity Capital Partners (GP) LLC and Avidity Partners Management (GP) LLC. Mr. Witzke and Mr. Gregory may be deemed to have shared voting and investment power of the securities held by Avidity Master and APF1. Each of Mr. Witzke and Mr. Gregory disclaim beneficial ownership of such securities, except to the extent of his or her pecuniary interest therein. The principal business address of Avidity Master and APF1 is 2828 N. Harwood Street, Suite 1220, Dallas, TX 75201. The information presented here is based on a Schedule 13G filed with the SEC by Avidity Partners Management LP on February 13, 2024.
(3)
Consists of 6,401,000 common shares owned by Deerfield Partners, L.P., a Delaware limited partnership, or Deerfield Partners. Deerfield Mgmt, L.P. and Deerfield Management Company, L.P., each Delaware limited partnerships, are the general partners of Deerfield Partners. J.E. Flynn Capital, LLC is the general partner of Deerfield Mgmt, L.P., and Flynn Management LLC is the general partner of Deerfield Management Company, L.P. James E. Flynn may be deemed to have shared voting and investment power of the securities held by Deerfield Partners, Deerfield Mgmt, L.P. And Deerfield Management Company, L.P. The address for each of the individual and entities listed above is 345 Park Avenue South, 12th Floor, New York, NY 10010. The information presented here is based on a Schedule 13G filed with the SEC by James E. Flynn on December 18, 2023.
(4)
FMR LLC has the sole voting and dispositive power of 5,313,294 of our common shares, all of which are held by funds or accounts managed by direct or indirect subsidiaries of FMR LLC and all of which shares are beneficially owned, or may be deemed to be beneficially owned, by FMR LLC. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. The address for each of the individuals and entities listed above is 245 Summer Street, Boston, MA 02210. This information is based on a Schedule 13G/A filed by FMR LLC with the SEC on February 9, 2024.
(5)
Consists of 4,737,194 common shares owned by Perceptive Life Sciences Master Fund, Ltd. (the “Master Fund”). Perceptive Advisors LLC, a Delaware limited liability company, or Perceptive Advisors, serves as the investment manager to the Master Fund. Joseph Edelman is the managing member of Perceptive Advisors. The principal business address of each of the individual and entities listed above is 51 Astor Place, 10th Floor, New York, NY 10003. This information is based on a Schedule 13G filed by Perceptive Advisors LLC with the SEC on January 19, 2024.
(6)
Consists of (a) 318,147 common shares held by Valliant Consulting and Management Inc., of which Dr. Valliant is the beneficial owner and (b) 2,854,609 common shares issuable upon the exercise of options exercisable within 60 days of April 3, 2024.
(7)
Consists of (a) 10,410 common shares and (b) 739,629 common shares issuable upon the exercise of options exercisable within 60 days of April 3, 2024.
(8)
Consists of (a) 12,843 common shares and (b) 328,065 common shares issuable upon the exercise of options exercisable within 60 days of April 3, 2024.
(9)
Consists of 6,611 common shares issuable upon the exercise of options exercisable within 60 days of April 3, 2024.
(10)
Consists of 68,000 common shares issuable upon the exercise of options exercisable within 60 days of April 3, 2024.
(11)
Consists of 6,611 common shares issuable upon the exercise of options exercisable within 60 days of April 3, 2024.
(12)
Consists of 205,011 common shares issuable upon the exercise of options exercisable within 60 days of April 3, 2024.
(13)
Consists of 64,000 common shares issuable upon the exercise of options exercisable within 60 days of April 3, 2024.
(14)
Consists of (a) 56,400 common shares and (b) 205,011 common shares issuable upon the exercise of options exercisable within 60 days of April 3, 2024.
(15)
Consists of 64,000 common shares issuable upon the exercise of options exercisable within 60 days of April 3, 2024.
(16)
Consists of 6,611 common shares issuable upon the exercise of options exercisable within 60 days of April 3, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation agreements and other arrangements described in “Executive Compensation” and elsewhere in this Amendment No. 1 and the relationships and transactions described below, since January 1, 2022, there was no transaction or series of transactions to which we were or will be a party in which:

•
the amount involved exceeded or will exceed $120,000; and
•
any of our directors, executive officers or holders of more than five percent of our common shares, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Share Issuance in Connection with Rainier Asset Purchase Agreement

In March 2020, we entered into an asset purchase agreement with Rainier Therapeutics, Inc. (f/k/a BioClin Therapeutics, Inc.), or Rainier, or as amended, the APA, and a share purchase agreement with Rainier, or the SPA, pursuant to which we acquired substantially all the assets of Rainier. As partial consideration for the transaction, we paid an upfront cash payment of $1.0 million. As a result of the closing of the transaction, in July 2021, we paid an additional $3.5 million and issued 313,359 of our common shares to certain of Rainier’s shareholders, including 22,303 of our common shares to HealthCap IV LP. In the future, we may owe HealthCap IV LP additional cash and equity consideration upon the achievement of specified development and regulatory milestones as set forth in the APA. Dr. Christenson, who was a member of our board of directors, serves as a partner of HealthCap Advisor AB, which oversees several funds, including HealthCap IV LP. In May 2023, we announced that we ceased development of FPI-1966, the primary asset we acquired from Rainier. In October 2023, Dr. Christianson resigned from our board of directors.

Agreements with the CPDC

We have entered into a Master Services Agreement and a Supply Agreement with the CPDC under which the CPDC provides products and services to us, including preclinical and manufacturing services, administrative support services, access to laboratory facilities and laboratory technicians and products for human safety and efficacy clinical trials. In connection with the Supply Agreement, we pay the CPDC $0.2 million per quarter, plus fees for production, packaging and distribution of products supplied to us. In connection with the Master Services Agreement, we pay the CPDC periodically pursuant to the amounts set forth in each work order. During the years ended December 31, 2022 and 2023, we made payments to the CPDC in connection with the services described above of $1.8 million and $0, respectively. We also entered into a transition services agreement with the CPDC on June 1, 2021 in connection with our manufacturing facility in Hamilton, Ontario pursuant to which we have paid the CPDC $2.5 million for services relating to certain aspects of the validation of the manufacturing facility which is currently under construction. John Valliant, our Chief Executive Officer, is the founder and a member of the board of directors of the CPDC. In August 2022, the CPDC transferred and assigned the Master Services Agreement and the Supply Agreement to a third-party commercial development and manufacturing organization known as AtomVie, which is not a related party. Dr. Valliant received non-voting shares in AtomVie, but has no control over AtomVie nor is in any other way affiliated with AtomVie.

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

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers.

Item 14. Principal Accountant Fees and Services.

Principal Accounting Fees and Services

PricewaterhouseCoopers LLP audited our financial statements for the year ended December 31, 2023. Our shareholders are being asked to confirm at the annual meeting the appointment of PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2024.

The following table summarizes the fees of PricewaterhouseCoopers LLP billed or expected to be billed to us for each of the last two fiscal years.

Fee Category	2023	2022
Audit Fees (1)	$847,000	$901,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	160,576	209,068
All Other Fees (4)	900	3,250
Total Fees	$1,008,476	$1,113,318

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

All of the services rendered by PricewaterhouseCoopers LLP with respect to the 2023 and 2022 fiscal years were pre-approved by the audit committee in accordance with this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(3) Exhibits

The following is a list of exhibits filed as part of this Amendment No. 1:

Exhibit Number	Description

2.1†^

Arrangement Agreement among the Company, AstraZeneca AB and 15863210 Canada Inc., dated as of March 18, 2024 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2024 (File No. 001-39344) and incorporated by reference herein)

3.1

Articles of Amendment to the Articles of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

3.2	Amended and Restated General By-Laws of the Company (filed as Exhibit 3.2 to the Original Form 10-K (File No. 001-39344) and incorporated by reference herein)

4.1

Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its shareholders, dated as of March 25, 2019 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

4.2

Form of Specimen Common Share Certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

4.3

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 25, 2021 (File No. 001-39344) and incorporated by reference herein)

4.4

Form of Warrant to Purchase Stock entered into in connection with the Loan and Security Agreement, dated as of April 2, 2022, and as amended by and between Oxford Finance LLC and the Company (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 16, 2023 (File No. 001-39344) and incorporated by reference herein)

4.5

Registration Rights Agreement by and among the Registrant and certain of its shareholders, dated as of February 13, 2023 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 14, 2023 (File No. 001-39344) and incorporated by reference herein)

10.1#

2017 Equity Incentive Plan, as amended, and forms of award agreements thereunder (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.2#

2020 Stock Option and Incentive Plan and forms of award agreements thereunder (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.3#

Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.4#	2020 Employee Share Purchase Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.5

Form of Officer Indemnification Agreement (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.6

Form of Director Indemnification Agreement (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.7#

Employment Agreement between the Company and John Valliant, Ph.D. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.8#

Amendment No. 1 to Employment Agreement between the Company and John Valliant, Ph.D. (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 25, 2021 (File No. 001-39344) and incorporated by reference herein)

10.9#

Employment Agreement between the Company and John Crowley, CPA (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.10#	Employment Agreement between the Company and Eric Burak, Ph.D. (filed as Exhibit 10.10 to the Original Form 10-K (File No. 001-39344) and incorporated by reference herein)

10.11#

Amendment No. 1 to Employment Agreement between the Company and Eric Burak, Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2024 (File No. 001-39344) and incorporated by reference herein)

10.12#

Employment Agreement between the Company and Dmitri Bobilev, MD (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023 (File No. 001-39344) and incorporated by reference herein)

10.13#

Employment Agreement between the Company and Mohit Rawat (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 17, 2022 (File No. 001-39344) and incorporated by reference herein)

10.14#

Employment Agreement between the Company and Christopher Leamon, Ph.D. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 17, 2022 (File No. 001-39344) and incorporated by reference herein)

10.15

Lease Agreement by and between Fort Hill Square 2 Owner LLC and the Company, dated as of October 1, 2019 (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.16

First Amendment to Lease Agreement by and between Fort Hill Square 2 Owner LLC and the Company, dated as of March 16, 2021 (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021 (File No. 001-39344) and incorporated by reference herein)

10.17

Lease Agreement by and between McMaster University and the Company, dated as of August 1, 2018 (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.18

Lease Agreement by and between McMaster University and the Company, dated as of June 1, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2021 (File No. 001-39344) and incorporated by reference herein)

10.19†

License Agreement by and between the Centre for Probe Development and Commercialization Inc. and the Company, dated as of February 22, 2017 (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.20†

License Agreement by and between ImmunoGen, Inc. and the Company, dated as of December 19, 2016, as amended (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.21†

Master Services Agreement by and between the Centre for Probe Development and Commercialization Inc. and the Company, dated as of February 22, 2017 (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.22†

Supply Agreement by and between the Centre for Probe Development and Commercialization Inc. and the Company, dated as of January 17, 2019 (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

10.23†

Strategic Collaboration Agreement by and between AstraZeneca UK Limited and the Company, dated as of October 30, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2020 (File No. 001-39344) and incorporated by reference herein)

10.24†

Asset Purchase Agreement by and between Ipsen Pharma SAS and the Company, dated as of March 1, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2021 (File No. 001-39344) and incorporated by reference herein)

10.25†

Loan and Security Agreement by and between Oxford Finance LLC and the Company, dated as of April 2, 2022 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed with the SEC on August 9, 2022 (File No. 001-39344) and incorporated by reference herein)

10.26†

Consent and First Amendment to Loan and Security Agreement by and between Oxford Finance LLC and the Company, dated as of August 23, 2022 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed with the SEC on November 8, 2022 (File No. 001-39344) and incorporated by reference herein)

10.27

Second Amendment to Loan and Security Agreement by and between Oxford Finance LLC and the Company, dated as of September 21, 2022 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed with the SEC on November 8, 2022 (File No. 001-39344) and incorporated by reference herein)

10.28†

Third Amendment to Loan and Security Agreement by and between Oxford Finance LLC and the Company, dated as of March 30, 2023 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed with the SEC on May 11, 2023 (File No. 001-39344) and incorporated by reference herein)

10.29†

Option and Asset Purchase Agreement by and between RadioMedix, Inc. and the Company, dated as of November 14, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2023 (File No. 001-39344) and incorporated by reference herein)

10.30##

Securities Purchase Agreement by and among the Company and the Investors named therein, dated as of February 13, 2023 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed with the SEC on February 14, 2023 (File No. 001-39344) and incorporated by reference herein)

10.31##

Registration Rights Agreement by and among the Company and the Investors named therein, dated as of February 13, 2023 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A, filed with the SEC on February 14, 2023 (File No. 001-39344) and incorporated by reference herein)

10.32##

Securities Purchase Agreement by and among the Company and the Investors named therein, dated as of May 10, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2023 (File No. 001-39344) and incorporated by reference herein)

10.33##

Registration Rights Agreement by and among the Company and the Investors named therein, dated as of May 10, 2023 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2023 (File No. 001-39344) and incorporated by reference herein)

10.34†

License Agreement among Fusion Pharmaceuticals, Inc., Universität Heidelberg and Euratom represented by the European Commission, Joint Research Centre, dated as of February 16, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 16, 2024 (File No. 001-39344) and incorporated by reference herein)

19.1	Insider Trading Policy (filed as Exhibit 19.1 to the Original Form 10-K (File No. 001-39344) and incorporated by reference herein)

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Original Form 10-K (File No. 001-39344) and incorporated by reference herein)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Original Form 10-K (File No. 001-39344) and incorporated by reference herein)

31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the Original Form 10-K (File No. 001-39344) and incorporated by reference herein)

31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to the Original Form 10-K (File No. 001-39344) and incorporated by reference herein)

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Original Form 10-K (File No. 001-39344) and incorporated by reference herein)

32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to the Original Form 10-K (File No. 001-39344) and incorporated by reference herein)

97.1	Compensation Recovery Policy (filed as Exhibit 97.1 to the Original Form 10-K (File No. 001-39344) and incorporated by reference herein)

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

FUSION PHARMACEUTICALS INC.

Date: April 12, 2024	By:	/s/ John Valliant
John Valliant
Chief Executive Officer