Form 10-Q
period 2024-03-31
Fusion Pharmaceuticals Inc.
filed 2024-05-07
CIK 1805890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 29, 2024, the registrant had 85,059,965 common shares, with no par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$27,790	$61,456
Accounts receivable	—	7
Short-term investments	182,735	172,153
Prepaid expenses and other current assets	9,923	9,310
Restricted cash	469	469
Total current assets	220,917	243,395
Property and equipment, net	6,584	5,304
Deferred tax assets	4,366	3,961
Restricted cash	849	849
Long-term investments	72,585	13,735
Operating lease right-of-use assets	17,861	18,592
Other non-current assets	652	—
Total assets	$323,814	$285,836
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,503	$1,860
Accrued expenses and other current liabilities	13,632	9,864
Deferred revenue	333	333
Operating lease liabilities	4,288	4,163
Total current liabilities	20,756	16,220
Long-term debt, net of discount	49,686	34,775
Income taxes payable, net of current portion	301	301
Deferred revenue, net of current portion	667	667
Operating lease liabilities, net of current portion	10,573	11,393
Total liabilities	81,983	63,356
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares, no par value, unlimited shares authorized as of March 31, 2024 and December 31, 2023; 84,865,021 and 79,700,262 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	652,842	599,002
Accumulated other comprehensive (loss) income	(582)	237
Accumulated deficit	(410,429)	(376,759)
Total shareholders’ equity	241,831	222,480
Total liabilities and shareholders’ equity	$323,814	$285,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$—	$28
Operating expenses:
Research and development	21,312	15,877
General and administrative	14,548	9,006
Total operating expenses	35,860	24,883
Loss from operations	(35,860)	(24,855)
Other income (expense):
Interest income	3,508	1,921
Interest expense	(1,852)	(1,223)
Other income (expense), net	297	(145)
Total other income (expense), net	1,953	553
Loss before benefit for income taxes	(33,907)	(24,302)
Income tax benefit	237	11
Net loss	$(33,670)	$(24,291)
Unrealized (loss) gain on investments	(819)	384
Comprehensive loss	$(34,489)	$(23,907)

Net loss per share—basic and diluted	$(0.40)	$(0.45)

Weighted-average common shares outstanding—basic and diluted	83,775,652	53,775,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other	Total Shareholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balances at December 31, 2023	79,700,262	$—	$599,002	$(376,759)	$237	$222,480
Issuance of common share warrants under Loan Agreement	—	—	227	—	—	227
Issuance of common shares from at-the-market offering, net of issuance costs	4,945,148	—	48,469	—	—	48,469
Issuance of common shares upon exercise of common share warrants	162,936	—	—	—	—	—
Issuance of common shares upon exercise of stock options	56,675	—	627	—	—	627
Share-based compensation expense	—	—	4,517	—	—	4,517
Unrealized loss on investments	—	—	—	—	(819)	(819)
Net loss	—	—	—	(33,670)	—	(33,670)
Balances at March 31, 2024	84,865,021	$—	$652,842	$(410,429)	$(582)	$241,831

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other	Total Shareholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balances at December 31, 2022	44,805,627	$—	$444,552	$(281,862)	$(469)	$162,221
Issuance of common shares from private placement financing, net of issuance costs	17,648,596	—	56,003	—	—	56,003
Issuance of common shares from at-the-market offering, net of issuance costs	747,336	—	3,367	—	—	3,367
Share-based compensation expense	—	—	3,149	—	—	3,149
Unrealized gain on investments	—	—	—	—	384	384
Net loss	—	—	—	(24,291)	—	(24,291)
Balances at March 31, 2023	63,201,559	$—	$507,071	$(306,153)	$(85)	$200,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUSION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(33,670)	$(24,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,517	3,149
Depreciation and amortization expense	361	273
Non-cash lease expense	859	405
Non-cash interest expense	223	127
(Accretion) amortization of (discounts) premiums on investments, net	(1,214)	(1,101)
Deferred tax benefit	(405)	(494)
Other	(323)	(1)
Changes in operating assets and liabilities:
Accounts receivable	7	(28)
Prepaid expenses and other current assets	(613)	(2,663)
Other non-current assets	(652)	177
Accounts payable	445	(704)
Accrued expenses and other current liabilities	3,658	(35)
Income taxes payable	—	97
Operating lease liabilities	(499)	(346)
Net cash used in operating activities	(27,306)	(25,435)
Cash flows from investing activities:
Purchases of investments	(118,607)	(62,422)
Maturities of investments	49,570	39,117
Purchases of property and equipment	(1,334)	(1,223)
Net cash used in investing activities	(70,371)	(24,528)
Cash flows from financing activities:
Proceeds from issuance of debt	14,915	—
Proceeds from issuance of common shares from private placement	—	60,005
Proceeds from issuance of common shares from at-the-market offering, net of issuance costs	48,469	3,367
Payment of offering costs	—	(3,857)
Proceeds from issuance of common shares upon exercise of stock options	627	—
Net cash provided by financing activities	64,011	59,515
Net (decrease) increase in cash, cash equivalents and restricted cash	(33,666)	9,552
Cash, cash equivalents and restricted cash at beginning of period	62,774	45,333
Cash, cash equivalents and restricted cash at end of period	$29,108	$54,885
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,629	$1,096
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$12,560
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$308	$169
Common share issuance costs included in accounts payable and accrued expenses	$—	$145

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of its convertible preferred shares, including borrowings under a convertible promissory note, which converted into convertible preferred shares, proceeds from sales of its former Irish subsidiary’s preferred exchangeable shares, proceeds from its initial public offering completed in June 2020, proceeds from its “at-the-market” equity offering program (see Note 9), proceeds from its loan and security agreement with Oxford Finance LLC executed in April 2022 (see Note 8), and proceeds from private placement financings completed in February 2023 and May 2023 (see Note 9). The Company has incurred recurring losses since its inception, including net losses of $33.7 million and $24.3 million for the three months ended March 31, 2024 and 2023, respectively. In addition, as of March 31, 2024, the Company had an accumulated deficit of $410.4 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations.

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

Impact of Market Conditions on Our Business

The Company believes its financial results for the three months ended March 31, 2024 and year ended December 31, 2023 were not significantly impacted by market conditions. However, disruption of global financial markets and a recession or market correction, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, the ongoing conflict in Israel and the Middle East, and other global macroeconomic factors such as inflation and the recent banking industry volatility, could reduce the Company’s ability to access capital, which could, in the future, negatively affect its business and the value of its common shares.

Arrangement Agreement

On March 18, 2024, the Company, AstraZeneca AB, a public company with limited liability (Aktiebolag) incorporated under the laws of Sweden (“Parent”) and 15863210 Canada Inc., a corporation formed under the Canada Business Corporations Act (the “CBCA”) (“Purchaser”), entered into a definitive arrangement agreement (the “Arrangement Agreement”), under which Purchaser will acquire all of the issued and outstanding common shares of the Company for a price of $21.00 per share in cash at closing plus a non-transferable contingent value right (“CVR”) of $3.00 per share in cash payable upon the achievement of a specified regulatory milestone, subject to certain terms and conditions. The acquisition of the Company’s common shares will be completed by way of a statutory plan of arrangement under the CBCA (the “Arrangement”). The Arrangement is expected to close in the second quarter of 2024.

Completion of the Arrangement is subject to a number of conditions, including: (i) the approval of 66 2⁄3% of the votes cast by the Company’s shareholders and a simple majority of the votes cast by Shareholders (excluding certain shareholders required to be excluded in accordance with Multi-lateral Instrument 61-101 of the Canadian Securities Administrators) (the “Required Shareholder Approval”), at a special meeting of shareholders (ii) approval of the Ontario Superior Court of Justice (Commercial List); (iii) the accuracy of the representations and warranties contained in the Arrangement Agreement, subject to specified thresholds and exceptions; (iv) compliance in all material respects with the covenants contained in the Arrangement Agreement; (v) the absence of a Material Adverse Effect (as defined in the Arrangement Agreement) with respect to the Company; and (vi) satisfaction of regulatory conditions, including receipt of approval or expiration of the applicable waiting period, under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Competition Act (Canada), each as amended.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statement of operations and comprehensive loss, and the condensed consolidated statement of shareholders’ equity, and the condensed consolidated statement of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024 and the results of its operations and its cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

The accompanying balance sheet as of December 31, 2023 has been derived from the Company’s audited financial statements for the year ended December 31, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements as of December 31, 2023, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 20, 2024.

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

During the three months ended March 31, 2024 and 2023, the Company recorded $0.1 million and $(0.3) million, respectively, of foreign currency gains (losses) in the condensed consolidated statements of operations and comprehensive loss.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of standard checking accounts, money market accounts, and all highly liquid investments with an original maturity of three months or less at the date of purchase.

As of March 31, 2024 and December 31, 2023, the Company was required to maintain a separate cash balance of $0.2 million to collateralize corporate credit cards with a bank, which was classified as restricted cash, current, on its condensed consolidated balance sheets. The Company also maintained a $0.1 million guaranteed investment certificate to fulfill certain contractual obligations which was classified as restricted cash, current, as of March 31, 2024 and December 31, 2023.

In connection with the Company’s lease agreement entered into in October 2019 (see Note 14), the Company maintained a letter of credit of $1.5 million for the benefit of the landlord, which was reduced to $1.0 million during the year ended December 31, 2023. As of March 31, 2024 and December 31, 2023, $0.2 million and $0.8 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash.

As of March 31, 2024 and December 31, 2023, the cash, cash equivalents and restricted cash of $29.1 million and $62.8 million, respectively, presented in the condensed consolidated statements of cash flows included cash and cash equivalents of $27.8 million and $61.5 million, respectively, and restricted cash of $1.3 million for both periods.

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

For the three months ended March 31, 2024, the Company did not record any revenue under collaboration agreements. For the three months ended March 31, 2023, the Company recorded less than $0.1 million of revenue under collaboration agreements. Please refer to Note 3, “Collaboration Agreement” for additional details regarding revenue recognition under the AstraZeneca Agreement.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the three months ended March 31, 2024 and 2023, unrealized gains and losses on investments are included in other comprehensive (loss) income as a component of shareholders’ equity until realized.

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

In periods in which the Company reported a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three months ended March 31, 2024 and 2023.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023-07 will have on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The amendments in this update expand income tax disclosure requirements, including additional information pertaining to the rate reconciliation, income taxes paid, and other disclosures. This update is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its condensed consolidated financial statements.

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

Novel TATs Collaboration

As part of the Novel TATs Collaboration, the parties may develop up to three novel TATs. The Company and AstraZeneca will share development costs equally (with each party responsible for the cost of its own supply in connection with such development). Either party has the right to opt out of the co-development and co-commercialization arrangement at pre-determined timepoints and obtain exclusive rights to a novel TAT in exchange for milestone payments to the other party of up to $145.0 million per novel TAT and a low or high single-digit royalties on potential sales (depending on the opt out time point). If neither party opts out, and unless otherwise agreed by the parties, AstraZeneca will lead worldwide commercialization activities for the novel TATs, subject to the Company’s option to co-promote the TATs in the U.S. All profits and losses resulting from such commercialization activities will be shared equally. In January 2022, the Company announced the nomination of the first novel TAT candidate under the Novel TATs Collaboration, which the Company refers to as FPI-2068. FPI-2068 is a TAT designed to deliver actinium-225 (“225Ac”) to various solid tumors that express epidermal growth factor receptor (“EGFR”) and mesenchymal epithelial transition factor (“cMET”). In April 2023, the Company announced the clearance of investigational new drug applications (“INDs”) for FPI-2068 and its corresponding imaging analogue, FPI-2107, by the U.S. Food and Drug Administration (the “FDA”).

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

The Company records its portion of the research and development expenses as the related expenses are incurred. All payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense. For the three months ended March 31, 2024 and 2023, the Company incurred $1.8 million and $1.6 million, respectively, in research and development expenses relating to the Novel TATs Collaboration which was offset by $0.6 million in amounts due from AstraZeneca for reimbursement of shared costs for both periods. As of March 31, 2024 and December 31, 2023, the Company recorded $1.2 million and $0.9 million, respectively, in amounts due from AstraZeneca for reimbursement of shared costs in prepaid expenses and other current assets.

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

The following table presents changes in the Company’s accounts receivable and contract liabilities for the three months ended March 31, 2024 (in thousands):

	Balance as of			Balance as of
	December 31, 2023	Additions	Deductions	March 31, 2024
Accounts receivable	$7	$—	$(7)	$—
Contract liabilities:
Deferred revenue	$1,000	$—	$—	$1,000

During the three months ended March 31, 2024 and 2023, the Company did not recognize any revenue from amounts included in deferred revenue at the beginning of the period.

The current portion of deferred revenue and deferred revenue, net of current portion, are $0.3 million and $0.7 million as of March 31, 2024, respectively, which reflects the Company’s estimate of the revenue it expects to recognize within the next 12 months and beyond 12 months, respectively. The Company expects to recognize the revenue associated with the AstraZeneca Agreement in subsequent periods through the year ending December 31, 2026.

4.
Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements as of March 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$10,888	$—	$—	$10,888
Canadian Government agency debt securities	—	4,405	—	4,405
Investments:
Commercial paper	—	44,035	—	44,035
Corporate bonds	—	42,108	—	42,108
Canadian Government agency debt securities	—	11,130	—	11,130
U.S. Government agency debt securities	—	158,047	—	158,047
	$10,888	$259,725	$—	$270,613

	Fair Value Measurements as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,329	$—	$—	$1,329
Canadian Government agency debt securities	—	2,932	—	2,932
U.S. Government agency debt securities	—	993	—	993
Investments:
Commercial paper	—	41,987	—	41,987
Corporate bonds	—	16,110	—	16,110
Canadian Government agency debt securities	—	13,753	—	13,753
U.S. Government agency debt securities	—	114,038	—	114,038
	$1,329	$189,813	$—	$191,142

During the three months ended March 31, 2024 and the year ended December 31, 2023, there were no transfers between Level 1, Level 2 and Level 3.

5.
Investments

Investments consisted of the following (in thousands):

	March 31, 2024
	Amortized Cost	Fair Value
Due within one year or less	$183,099	$182,735
Due after one year through three years	72,803	72,585
	$255,902	$255,320

	December 31, 2023
	Amortized Cost	Fair Value
Due within one year or less	$171,936	$172,153
Due after one year through three years	13,715	13,735
	$185,651	$185,888

As of March 31, 2024, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$44,072	$6	$(43)	$44,035	$44,035	$—
Corporate bonds	42,254	2	(148)	42,108	16,103	26,005
Canadian Government agency debt securities	11,237	4	(111)	11,130	11,130	—
U.S. Government agency debt securities	158,339	16	(308)	158,047	111,467	46,580
	$255,902	$28	$(610)	$255,320	$182,735	$72,585

As of December 31, 2023, the amortized cost and estimated fair value of investments, by contractual maturity, was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$41,967	$30	$(10)	$41,987	$41,987	$—
Corporate bonds	16,126	4	(20)	16,110	9,750	6,360
Canadian Government agency debt securities	13,523	243	(13)	13,753	13,753	—
U.S. Government agency debt securities	114,035	91	(88)	114,038	106,663	7,375
	$185,651	$368	$(131)	$185,888	$172,153	$13,735

6.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid external research and development expenses	$2,452	$2,249
Prepaid insurance	477	981
Prepaid software subscriptions	348	397
Income tax receivable	1,950	2,117
Interest receivable	1,343	822
Other receivable due from AstraZeneca	1,163	931
Canadian harmonized sales tax receivable	224	338
Refundable deposits due from counterparties	1,534	1,257
Other	432	218
	$9,923	$9,310

7.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued employee compensation and benefits	$2,606	$4,956
Accrued external research and development expenses	4,466	3,925
Accrued professional and consulting fees	6,511	899
Other	49	84
	$13,632	$9,864

8.
Debt

Long-term debt, net of discount, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Principal amount of long‑term debt	$50,000	$35,000
Less: Current portion of long‑term debt	—	—
Long‑term debt, net of current portion	50,000	35,000
Accretion of Final Fee	577	440
Debt discount	(891)	(665)
Long‑term debt, net of discount	$49,686	$34,775

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

The Loan Agreement contains financial covenants that require the Company to maintain certain minimum cash balances generally equal to 55% of the outstanding principal or 110% of the outstanding principal in cases where the cash balances are not maintained in accounts pledged as collateral for the benefit of the Lender. The Company was in compliance with all such covenants as of March 31, 2024. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable. The Company’s obligations under the Loan Agreement are collateralized by a first priority security interest in substantially all of its assets.

As of March 31, 2024, the estimated future principal payments due were as follows (in thousands):

Year Ending December 31,
2024 (nine months)	$—
2025	15,217
2026	26,087
2027	8,696
2028	—
Thereafter	—
$50,000

In connection with the Loan Agreement and the funding of the Term A loan facility, the Company issued warrants to the Lender (the “Term A Warrants”) (see Note 9) to purchase an aggregate of 26,110 common shares, equal to 2.00% of the $10.0 million funded from the Term A loan facility divided by the exercise price of $7.66 per share.

In connection with the funding of the Term B loan facility, the Company issued warrants to the Lender (the “Term B Warrants”) (see Note 9) to purchase an aggregate of 170,010 common shares, equal to 2.00% of the $25.0 million funded from the Term B loan facility divided by the exercise price of $2.94 per share.

In connection with the funding of the Term C loan facility, the Company issued warrants to the Lender (the “Term C Warrants”) (see Note 9) to purchase an aggregate of 33,818 common shares, equal to 2.00% of the $15.0 million funded from the Term C loan facility divided by the exercise price of $8.87 per share.

The Company is obligated to issue additional warrants (the “Additional Warrants”) to the Lender in the event the Term D loan facility is funded. The Additional Warrants will also be equal to 2.00% of the term loan funded. Each warrant will terminate ten years from the date of its original issuance.

The Company accounted for the Term A Warrants, Term B Warrants and Term C Warrants as equity instruments since they were indexed to the common shares and met the criteria for equity classification. The relative fair value of the Term A Warrants, Term B Warrants and Term C Warrants were $0.1 million, $0.4 million and $0.2 million, respectively, and were recorded as a debt discount. This amount is being amortized to interest expense over the term of the loans using the effective-interest method. The Company estimated the fair value of the Term A Warrants, Term B Warrants and Term C Warrants using the Black-Scholes option-pricing model.

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

As of March 31, 2024, the Company has sold 18,504,652 common shares for net proceeds of $119.4 million under the Sales Agreement.

As of March 31, 2024, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue unlimited common shares, each with no par value per share.

Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through March 31, 2024, no cash dividends had been declared or paid by the Company.

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

On January 11, 2024, the Term C loan facility was funded by Oxford Finance LLC and the Company issued warrants to the Lender to purchase an aggregate of 33,818 common shares, equal to 2.00% of the $15.0 million funded from the Term C loan facility divided by the exercise price of $8.87 per share.

The Company is obligated to issue additional warrants to the Lender in the event the Term D loan facility is funded.

On March 20, 2024, the Lender exercised warrants to purchase 196,120 common shares through a cashless exercise, and the Company issued 162,936 common shares. The remaining warrants to purchase 33,184 common shares were cancelled to settle the exercise price. As of March 31, 2024, warrants to purchase 33,818 common shares were outstanding.

10.
Share-based Compensation

2020 Stock Option and Incentive Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on June 24, 2020. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, non-employee directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 4,273,350, which is cumulatively increased each January 1 by 4% of the number of the Company’s common shares outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee of the board of directors. The common shares underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares, expire or are otherwise terminated (other than by exercise) under the 2020 Plan and the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) will be added back to the common shares available for issuance under the 2020 Plan. The total number of common shares reserved for issuance under the 2020 Plan was 13,297,209 shares as of March 31, 2024.

As of March 31, 2024, 1,907,122 shares remained available for future grant under the 2020 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2017 Equity Incentive Plan

The 2017 Plan provides for the Company to grant incentive stock options or nonqualified stock options, restricted share awards and restricted share units to employees, officers, directors and non-employee consultants of the Company.

As of March 31, 2024 and December 31, 2023, no shares remained available for future grant under the 2017 Plan. Shares that are expired, forfeited, canceled or otherwise terminated without having been fully exercised will be available for future grant under the 2020 Plan.

2020 Employee Share Purchase Plan

On June 18, 2020, the Company’s board of directors adopted the 2020 Employee Share Purchase Plan (the “ESPP”), which became effective on June 24, 2020. A total of 450,169 common shares were reserved for issuance under this plan. In addition, the number of common shares that may be issued under the ESPP is automatically increased each January 1 by the lesser of (i) 900,338 common shares, (ii) 1% of the number of the Company’s common shares outstanding on the immediately preceding December 31 and (iii) such lesser number of shares as determined by the Company’s compensation committee of the board of directors. As of March 31, 2024, 190,971 shares were issued under the ESPP. The total number of common shares reserved for issuance under the ESPP was 2,543,223 shares as of March 31, 2024.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.05%	3.85%
Expected term (in years)	6.1	6.0
Expected volatility	70.6%	65.2%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	14,084,895	$5.99	7.4	$61,965
Granted	1,798,100	9.17
Exercised	(56,675)	8.16
Forfeited/cancelled	(107,379)	6.21
Outstanding as of March 31, 2024	15,718,941	$6.34	7.5	$235,402
Vested and expected to vest as of March 31, 2024	15,673,408	$6.33	7.5	$234,973
Options exercisable as of March 31, 2024	8,212,826	$6.68	6.4	$120,236

Included in the table above are 3,430,576 options outstanding as of March 31, 2024 that were granted outside of the 2020 Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those options that had exercise prices lower than the fair value of the Company’s common shares. The intrinsic value for stock options exercised during the three months ended March 31, 2024 was $0.2 million. There were no stock options exercised during the three months ended March 31, 2023. The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $6.05 and $2.31 per share, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity since December 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested as of December 31, 2023	43,800	$5.91
Granted	1,667,300	8.44
Vested	—	—
Forfeited	(4,100)	8.44
Unvested as of March 31, 2024	1,707,000	$8.38

Share-based Compensation

Share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expenses	$1,863	$1,138
General and administrative expenses	2,654	2,011
	$4,517	$3,149

As of March 31, 2024, total unrecognized share-based compensation expense related to unvested stock options was $26.7 million, which is expected to be recognized over a weighted-average period of 2.7 years. Additionally, as of March 31, 2024, the Company has unrecognized share-based compensation expense of $0.4 million related to 45,533 unvested stock options with performance-based vesting conditions for which performance has not been deemed probable.

As of March 31, 2024, total unrecognized share-based compensation expense related to unvested restricted stock units was $13.1 million, which is expected to be recognized over a weighted-average period of 2.7 years.

11.
License Agreements and Asset Acquisitions

License Agreement with the Centre for Probe Development and Commercialization Inc.

In November 2015, the Company entered into a license agreement with the Centre for Probe Development and Commercialization Inc. (“CPDC”), a related party (the “CPDC Agreement”). Under the CPDC Agreement, the Company was granted an exclusive, sublicensable, nontransferable, worldwide license under CPDC’s patent rights related to CPDC’s radiopharmaceutical linker technology to develop, market, make, use and sell certain products for all disease indications and uses in humans, whether diagnostic or therapeutic. The Company has the right to grant sublicenses of its rights. The CPDC Agreement was amended in 2017; however, there were no material changes to the terms of the CPDC Agreement. Also in 2017, the Company entered into a second license agreement with CPDC, under which the Company was granted an exclusive, sublicensable, worldwide license under CPDC’s patent rights related to certain CPDC radiopharmaceutical linker technology to develop, market, make, use and sell certain products for all disease indications and uses in humans. The Company has the right to grant sublicenses of its rights.

The Company has no obligations under any of the agreements with CPDC to make any milestone payments or to pay any royalties or annual maintenance fees to CPDC.

During the three months ended March 31, 2024 and 2023, the Company did not make any payments to CPDC or recognize any research and development expenses under the license agreements with CPDC.

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

During the three months ended March 31, 2024 and 2023, the Company did not make any payments to ImmunoGen or recognize any research and development expenses under the ImmunoGen Agreement.

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

During the three months ended March 31, 2024 and 2023, the Company did not recognize any research and development expense associated with the Second Amended Rainier Agreement.

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

Under the Genentech License Agreement, the Company is obligated to make aggregate milestone payments to Genentech of up to $44.0 million upon the achievement of specified sales milestones. The Company is also obligated to pay to Genentech tiered royalties of a mid to high single-digit percentage based on annual net sales by the Company, and any of its affiliates and sublicensees, for the specified compound of antibody molecules and of a mid to high single-digit percentage based on annual net sales by the Company, and any of its affiliates and sublicensees, for any other compound containing mutant antibody molecules of the specified compound. In addition, the Company is obligated to pay to Genentech royalties of a low single-digit percentage based on quarterly net sales in any country in which the specified compound is not covered by a valid patent claim, and those sales will not be subject to the tiered royalties described above. All royalties may be reduced if the Company obtains a license under a third-party patent that includes the specified compound. Royalties will be paid by the Company on a country-by-country basis beginning upon the first commercial sale in such country until the later of (i) ten years following the date of the first commercial sale of a Product or (ii) the date the specified compound is no longer covered by an enforceable patent. Upon the expiration of the royalty term, the Company will have a fully paid-up license.

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

During the three months ended March 31, 2024 and 2023, the Company did not make any payments to Genentech or recognize any research and development expenses under the Genentech License Agreement.

Collaboration Agreement and Supply Agreement with TRIUMF Innovations, Inc.

In December 2020, the Company entered into a Collaboration Agreement and Supply Agreement (the “Collaboration Agreement”) with TRIUMF Innovations Inc. and TRIUMF JV (collectively, “the TRIUMF entities”) for the development, production and supply of 225Ac to the Company. Under the Collaboration Agreement as executed in December 2020, the Company is obligated to pay the TRIUMF entities an aggregate of $5.0 million CAD upon the achievement of certain milestones. The Collaboration Agreement contemplated that the parties would enter into an amendment thereto to expand the scope of the project and provide for additional milestone payments.

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

As previously contemplated, in August 2021, the parties amended the Collaboration Agreement in order to expand the scope of the project and the Company agreed to make an additional financial investment of up to $15.0 million CAD in connection with development of new process technology for the manufacture of 225Ac upon the achievement of certain milestones under an amendment to the Collaboration Agreement (the “Amended Collaboration Agreement”). In connection with the Amended Collaboration Agreement, the parties formed a company (“NewCo”) to hold certain intellectual property derived from the collaboration. NewCo is jointly owned and managed by the Company and the TRIUMF entities and its purpose is to manufacture 225Ac for the research, clinical and commercial needs of the Company, and in certain circumstances, other third parties. The supply of 225Ac by NewCo to the Company shall be done under a commercial supply agreement, to be negotiated by NewCo and the Company. The Company is expected to purchase at least 50% of its annual 225Ac requirements from NewCo, unless NewCo is unable to supply such necessary quantities to the Company, in which case the Company may use other 225Ac suppliers to meet its commercial needs. As of March 31, 2024, there were no assets held by NewCo.

As of December 31, 2023, the TRIUMF entities had achieved certain milestones under the Amended Collaboration Agreement totaling $8.5 million CAD (equivalent to $6.6 million at the time of payment), of which $2.6 million was paid during the year ended December 31, 2022 and $3.9 million was paid during the year ended December 31, 2021. These amounts were recognized as research and development expense over the period of performance by the TRIUMF entities. During the three months ended March 31, 2023, the Company recognized the amortization of $0.3 million as research and development expense under the Amended Collaboration Agreement.

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

During the three months ended March 31, 2024 and 2023, the Company did not make any payments to Ipsen or recognize any research and development expenses under the Ipsen Agreement.

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

Collaboration and Supply Agreement with Niowave, Inc.

In June 2022, the Company entered into a Collaboration and Supply Agreement with Niowave, Inc. (“Niowave”) (as amended from time to time, the “Niowave Agreement”) for the development, production and supply of 225Ac to the Company. Under the Niowave Agreement, the Company is obligated to pay Niowave an aggregate of $5.0 million upon the achievement of certain milestones.

In September 2022, the Company entered into an amendment to the Niowave Agreement to amend certain terms of the Niowave Agreement, but made no change to the aggregate milestone payments owed under the Niowave Agreement.

On December 7, 2023, the Company entered into an amendment to the Niowave Agreement in order to expand the scope of the project, pursuant to which the Company agreed to make an additional financial investment of up to $15.0 million in connection with development of new process technology for the manufacture of 225Ac upon the achievement of certain milestones.

As of March 31, 2024, Niowave had achieved certain milestones under the Niowave Agreement totaling $5.3 million, of which $2.5 million was paid during the three months ended March 31, 2024, $1.9 million was paid during the year ended December 31, 2023, and $0.9 million was paid during the year ended December 31, 2022. These amounts are being recognized as research and development expense in the period of performance by Niowave. During the three months ended March 31, 2024, the Company recognized $2.5 million as research and development expense under the Niowave Agreement. During the three months ended March 31, 2023, the Company recognized $0.2 million as research and development expense under the Niowave Agreement.

RadioMedix Option and Asset Purchase Agreement

In November 2022, the Company and RadioMedix, Inc. (“RadioMedix”) entered into an option and asset purchase agreement (the “RadioMedix Agreement”), pursuant to which RadioMedix granted to the Company the exclusive right, but not the obligation (the “RadioMedix Option”), to acquire certain of RadioMedix’s assets related to its on-going Phase 2 clinical trial evaluating 225Ac PSMA I&T (the “TATCIST Study”), a small molecule targeting prostate specific membrane antigens, expressed on prostate tumors. Such assets include, among other things, the investigational new drug application for the TATCIST Study, any third-party license held, or later acquired, by RadioMedix relating to 225Ac PSMA, and clinical and other data for the TATCIST Study (collectively, the “RadioMedix Assets”). The Company paid RadioMedix an option fee of $0.8 million upon the execution of the RadioMedix Agreement, which was recorded as research and development expense in its consolidated statements of operations and comprehensive loss during the year ended December 31, 2022.

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

The Company and the Excel Diagnostics and Nuclear Oncology Center (“Excel”), an affiliate of RadioMedix, entered into a clinical trial agreement at the closing of the RadioMedix Agreement, pursuant to which Excel shall remain a clinical trial site for the TATCIST Study. Additionally, at the closing of the RadioMedix Agreement, the Company and RadioMedix entered into manufacturing agreements under which RadioMedix will supply FPI-2265 to the Company for use in clinical trials. RadioMedix will not be the sole manufacturer to supply FPI-2265 for use in clinical trials.

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

12.
Income Taxes

The Company is domiciled in Canada and is primarily subject to taxation in that country. During the three months ended March 31, 2024 and 2023, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in Canada in each period due to its uncertainty of realizing a benefit from those items. During the three months ended March 31, 2024, the Company recorded a tax benefit of $0.2 million, primarily driven by the Company’s foreign-derived intangible income deduction and U.S. research and development tax credits, partially offset by discrete share-based compensation items. During the three months ended March 31, 2023, the Company recorded a tax benefit of less than $0.1 million, primarily related to the Company’s foreign-derived intangible income deduction, partially offset by discrete share-based compensation items.

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the three months ended March 31, 2024 and 2023, the Company excluded Canada from the calculation of the AETR as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets both in the United States and Canada, which primarily consist of net operating loss carryforwards in Canada. The Company has considered its history of cumulative net losses in Canada, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its Canadian deferred tax assets. As a result, as of March 31, 2024 and December 31, 2023, the Company has recorded a full valuation allowance against its net deferred tax assets in Canada.

13.
Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(33,670)	$(24,291)

Denominator:
Weighted-average common shares outstanding—basic and diluted	83,775,652	53,775,985
Net loss per share —basic and diluted	$(0.40)	$(0.45)

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

	Three Months Ended March 31,
	2024	2023
Options to purchase common shares	15,718,941	13,945,016
Unvested restricted stock units	1,707,000	65,500
Warrants to purchase common shares	33,818	196,120
	17,459,759	14,206,636

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

In October 2019, the Company entered into an operating lease for office space in Boston, Massachusetts, which expires February 2026 and has no renewal options. In connection with entering into the original lease agreement, the Company issued a letter of credit of $1.5 million for the benefit of the landlord, which was reduced to $1.0 million during the year ended December 31, 2023. As of March 31, 2024 and December 31, 2023, $0.2 million and $0.8 million of the underlying cash balance collateralizing this letter of credit was classified as restricted cash, current and non-current, respectively, on the Company’s condensed consolidated balance sheets based on the release date of the restrictions of this cash.

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

In January 2022, the Company entered into an operating lease for office space in Hamilton, Ontario. This lease was amended and commenced in February 2022 and is set to expire in August 2030. The lease has a five-year renewal option upon twelve months written notice prior to the expiration of the original term, which the Company is not reasonably certain to exercise and therefore was not included in the lease term for the purposes of measuring the lease. As a result, the Company recognized an operating lease liability and operating lease right-of-use asset of $0.3 million at lease commencement in February 2022.

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

The components of operating lease cost, which are included within operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$1,205	$496
Variable lease cost	29	22
Total lease cost	$1,234	$518

The following table summarizes supplemental information for the Company’s operating leases:

As of March 31,
2024
Weighted-average remaining lease term (in years)	9.2
Weighted average discount rate	9.8%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$973

As of March 31, 2024, the future maturities of operating lease liabilities are as follows (in thousands):

Year Ending December 31,
2024 (nine months)	$3,485
2025	3,367
2026	2,400
2027	1,322
2028	1,290
Thereafter	12,191
Total lease payments	$24,055
Less: imputed interest	(9,194)
Total lease liabilities	$14,861

15.
Commitments and Contingencies

Manufacturing Commitments

In January 2019, and as amended in September 2020, the Company entered into an agreement with CPDC, a related party, to manufacture clinical trial materials. In August 2022, this agreement was assigned and transferred to a third-party CDMO who is not a related party. As of March 31, 2024, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.5 million over the following twelve months.

In May 2019, the Company entered into an agreement with a third-party CDMO to manufacture clinical trial materials. As of March 31, 2024, the Company had non-cancelable minimum purchase commitments under the agreement totaling $0.3 million over the following twelve months.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 11).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2024 or December 31, 2023.

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

16.
Geographical Information

The Company has operating companies in the United States and Canada with long-lived assets in each geographic region. Property and equipment, net by geographic region was as follows (in thousands):

	March 31, 2024	December 31, 2023
United States	$321	$349
Canada	6,263	4,955
	$6,584	$5,304

As of March 31, 2024, the Company had operating lease right-of-use assets of $5.8 million and $12.1 million in the United States and Canada, respectively. As of December 31, 2023, the Company had operating lease right-of-use assets of $6.5 million and $12.1 million in the United States and Canada, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing in Part I, Item I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed on March 20, 2024 with the U.S. Securities and Exchange Commission, or the SEC.

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

On March 18, 2024, we and AstraZeneca AB, a public company with limited liability (Aktiebolag) incorporated under the laws of Sweden, or Parent, and 15863210 Canada Inc., or Purchaser, a corporation formed under the Canadian Business Corporation Act, or CBCA, entered into a definitive arrangement agreement, or the Arrangement Agreement, under which Purchaser will acquire all of our issued and outstanding common shares on the terms and subject to the conditions set forth therein. The acquisition of our common shares will be completed by way of a statutory plan of arrangement under the CBCA, or the Arrangement. For more information on the Arrangement and Arrangement Agreement, refer to our Current Report on Form 8-K filed on March 19, 2024 with the SEC.

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

In April 2024, we announced interim efficacy and safety data from the Phase 2 TATCIST open-label clinical trial evaluating FPI-2265, at the American Association for Cancer Research, or AACR, Annual Meeting 2024. Results demonstrated that FPI-2265 is active in heavily pretreated patients with progressive mCRPC, including patients who received prior lutetium-based therapy. From the efficacy-evaluable patient population, PSA50 response (≥50% decline in prostate-specific antigen by 12 weeks after first treatment) was achieved in 10 out of 20 patients (50%) regardless of prior lutetium treatment. PSA50 was achieved in 7 out of 13 (54%) of lutetium-naïve participants and 3 out of 7 (43%) of lutetium-treated participants. FPI-2265 was generally well tolerated and in line with prior published data, with predominantly Grade 1-2 treatment-related adverse events, or TRAEs, observed, including xerostomia (dry mouth), thrombocytopenia, anemia, fatigue and dry eye. Xerostomia, the most common TRAE, was primarily Grade 1 with all incidences being Grade 1-2 (62% Grade 1 and 24% Grade 2). Safety, tolerability and clinical activity data were generally consistent with the other published studies of small molecule 225Ac-based PSMA-RLTs. One treatment-related death due to cerebral hemorrhage was reported in a patient with extensive (superscan) bone metastases per baseline bone scan, a known poor predictive factor for safety. Superscan is defined as a 99mTc-bone scan that demonstrates markedly increased skeletal radioisotope uptake relative to soft tissues in association with absent or faint renal uptake. Three out of 25 participants discontinued treatment due to TRAEs, including two participants with superscan status, however there were no discontinuations due to xerostomia. We believe these findings underscore the potential of FPI-2265 to provide a viable therapeutic option for patients with progressive mCRPC, including those who have previously undergone prior treatment with lutetium-based therapies.

We believe our access to 225Ac and expertise developing alpha therapies provides an opportunity for us to begin treating patients who progress on or after lutetium-based PSMA therapies as well as an opportunity to move to earlier lines of therapy both as a monotherapy and in combination with other agents. We have aligned with the FDA on a Phase 2/3 clinical trial protocol for FPI-2265. This trial is part of the updated development plan includes a Phase 2 dose optimization lead-in, which is expected to complete enrollment by the end of 2024, and the randomized controlled Phase 3 part of the trial is expected to begin in 2025. The Phase 2 portion of the trial is designed to evaluate the safety and efficacy of FPI-2265 across three dosing regimens in a total of 60 mCRPC patients with progressive disease after 177Lu-PSMA-RLT, such as Pluvicto. The Phase 3 portion of the trial is designed to be a registration-enabling global trial evaluating the efficacy and safety of FPI-2265 compared with the standard of care (an alternate androgen receptor pathway inhibitors, or “ARPI switch”) in approximately 550 mCRPC patients who progressed on or after 177Lu-PSMA-RLT. We are also pursuing the opportunity to potentially move our investigational therapy into earlier lines of treatment with combinations of FPI-2265 and Lynparza (olaparib), and we expect to initiate a combination trial in the second quarter of 2024.

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

We submitted investigational new drug applications, or INDs, to the FDA for FPI-1966 and FPI-1967, the imaging analogue, for the treatment of cancers including head and neck and bladder cancers expressing fibroblast growth factor receptor 3, or FGFR3, in the second quarter of 2021 and announced FDA clearance of the INDs in July 2021. The Phase 1, non-randomized, open-label clinical trial of FPI-1966 in patients with solid tumors expressing FGFR3, intended to investigate safety, tolerability and pharmacokinetics and to establish the recommended Phase 2 dose, has been initiated with study sites open to patient recruitment. We dosed the first patient in August 2022. In May 2023, we ceased further clinical development of FPI-1966 as a result of a portfolio prioritization decision.

In November 2020, we announced a strategic collaboration agreement with AstraZeneca UK Limited, or AstraZeneca, to jointly discover, develop and commercialize next-generation alpha-emitting radiopharmaceuticals and combination therapies for the treatment of cancer. Under the terms of the collaboration agreement, we and AstraZeneca will jointly discover, develop and commercialize up to three novel TATs, which will utilize Fusion’s Fast-Clear linker technology platform with antibodies in AstraZeneca’s oncology portfolio. In January 2022, we announced the nomination of the first TAT candidate under the strategic collaboration agreement, a bispecific antibody owned by AstraZeneca radiolabeled with 225Ac utilizing our Fast-Clear linker technology, which we refer to as FPI-2068. FPI-2068 is a TAT designed to deliver 225Ac to various solid tumors that express epidermal growth factor receptor, or EGFR, and mesenchymal epithelial transition factor, or cMET. EGFR and cMET are both validated targets that are co-expressed in multiple tumor types, including head and neck squamous cell carcinoma, non-small cell lung cancer, colorectal cancer, and pancreatic ductal adenocarcinoma. The IND for FPI-2068 and its corresponding imaging analogue, FPI-2107, was cleared by the FDA in April 2023 and we are currently activating clinical trial sites for the Phase 1 trial. In addition, we and AstraZeneca will exclusively explore potential combination strategies involving our existing assets, including our FPI-1434 product candidate, and AstraZeneca therapeutics, for the treatment of various cancers. Each party will retain full rights to their respective assets.

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

We have completed validation of our state-of-the-art good manufacturing practice, or GMP, manufacturing facility and are producing clinical doses of FPI-2265. The facility, which has clinical and commercial scale manufacturing capabilities, is designed to support our growing pipeline of TATs and is expected to be capable of producing more than 100,000 doses per year. Doses produced out of our manufacturing facility are expected to initially support the FPI-2265 clinical program and be expanded to include our other proprietary and partnered programs.

Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. On June 30, 2020, we completed our initial public offering, or IPO, of our common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs. Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). Through March 31, 2024, we had received net proceeds of $559.6 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). In July 2021, we entered into, and subsequently amended in January 2024, an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC to issue and sell up to $200.0 million of our common shares, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as our agent. As of March 31, 2024, we had received net proceeds of $119.4 million from sales of common shares under the Sales Agreement. In April 2022, we received net proceeds of $9.8 million from the funding of the Term A loan facility with Oxford Finance LLC, or Oxford. In September 2022, we received net proceeds of $24.9 million from the funding of the Term B loan facility with Oxford. In January 2024, we received net proceeds of $14.9 million from the funding of the Term C loan facility with Oxford. In February 2023, we received approximately $56.0 million in net proceeds from a private placement financing in which we issued and sold 17,648,596 of our common shares at an offering price of $3.40 per share. In May 2023, we received approximately $20.0 million in net proceeds from a private placement financing in which we issued and sold 4,784,689 of our common shares at an offering price of $4.18 per share.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $33.7 million and $24.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $410.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital expenditure requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of March 31, 2024, we had cash, cash equivalents and investments of $283.1 million. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025.

Impact of Market Conditions on Our Business

We believe our financial results for the three months ended March 31, 2024 and year ended December 31, 2023 were not significantly impacted by market conditions. However, disruption of global financial markets and a recession or market correction, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, the ongoing conflict in Israel and the Middle East, and other global macroeconomic factors such as inflation and the recent banking industry volatility, could reduce our ability to access capital, which could, in the future, negatively affect our business and the value of our common shares.

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

During the three months ended March 31, 2024, we did not recognize any collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2023, we recognized less than $0.1 million in collaboration revenue under the AstraZeneca Agreement in the condensed consolidated statement of operations and comprehensive loss.

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

In connection with the AstraZeneca Agreement, we and AstraZeneca are both active participants in the research and development activities of the collaboration and we are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement with respect to the novel TATs program, or the Novel TATs Collaboration. As this arrangement falls within the scope of ASC 808, Collaborative Arrangements, or ASC 808, all payments received or amounts due from AstraZeneca for reimbursement of shared costs are accounted for as an offset to research and development expense. For the three months ended March 31, 2024 and 2023, the Company incurred $1.8 million and $1.6 million, respectively, in research and development expenses relating to the Novel TATs Collaboration which was offset by $0.6 million in amounts due from AstraZeneca for reimbursement of shared costs for both periods.

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

Income Taxes

We are domiciled in Canada and are primarily subject to taxation in that country. Since our inception, we have recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year by our operations in Canada due to our uncertainty of realizing a benefit from those items. As of December 31, 2023, we had $235.2 million of Canadian net operating loss carryforwards that begin to expire in 2035. In addition, as of December 31, 2023, we had $9.5 million of Canadian tax credit carryforwards that begin to expire in 2037 as well as Canadian capitalized research and development expenditures of $54.6 million that can be carried forward indefinitely. We have recorded a full valuation allowance against our Canadian net deferred tax assets as of December 31, 2023.

In prior periods, we have recorded an insignificant amount of income tax provision or benefit for our operating company in Canada and our operating company in the U.S., which typically generates a profit for tax purposes.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Collaboration revenue	$—	$28	$(28)
Operating expenses:
Research and development	21,312	15,877	5,435
General and administrative	14,548	9,006	5,542
Total operating expenses	35,860	24,883	10,977
Loss from operations	(35,860)	(24,855)	(11,005)
Other income (expense):
Interest income	3,508	1,921	1,587
Interest expense	(1,852)	(1,223)	(629)
Other income (expense), net	297	(145)	442
Total other income (expense), net	1,953	553	1,400
Loss before benefit for income taxes	(33,907)	(24,302)	(9,605)
Income tax benefit	237	11	226
Net loss	$(33,670)	$(24,291)	$(9,379)

Collaboration Revenue

We did not recognize any collaboration revenue for the three months ended March 31, 2024. Collaboration revenue was less than $0.1 million for the three months ended March 31, 2023.

Research and Development Expenses

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Direct research and development expenses by program:
FPI-2265	$5,096	$2,431	$2,665
FPI-1434	1,185	2,128	(943)
FPI-2059	1,218	836	382
FPI-2068	446	—	446
FPI-1966	—	1,165	(1,165)
Platform development and unallocated research and development expenses:
TAT platform	5,292	2,999	2,293
Personnel related (including share-based compensation)	7,415	5,762	1,653
Other	660	556	104
Total research and development expenses	$21,312	$15,877	$5,435

Research and development expenses were $21.3 million for the three months ended March 31, 2024, compared to $15.9 million for the three months ended March 31, 2023. The increase of $5.4 million was primarily due to an increase of $4.1 million in platform development and unallocated research and development costs and an increase of $1.4 million in direct costs related to our FPI-2265, FPI-1434, FPI-2059, FPI-2068 and FPI-1966 product candidates, described below.

The increase in FPI-2265 of $2.7 million was primarily due to continued expenditures related to our Phase 2 clinical trial of FPI-2265 as a monotherapy in mCRPC patients with progressive disease after 177Lu-PSMA-RLT and manufacturing-related costs. During the three months ended March 31, 2024, we also incurred program expenses for FPI-2068, a TAT designed to deliver 225Ac to various solid tumors that express EGFR and cMET, for which the clearance of the IND by the FDA occurred in April 2023. The increase in FPI-2059 of $0.4 million was due to the continued expenditures related to our Phase 1 clinical trial of FPI-2059 as a monotherapy in patients with solid tumors expressing NTSR1. In May 2023, we ceased further clinical development of FPI-1966 as a result of a portfolio prioritization decision, and as a result there was a $1.2 million decrease in FPI-1966 program costs for the three months ended March 31, 2024. The decrease in FPI-1434 of $0.9 million was primarily due to a decrease in manufacturing-related costs for our Phase 1 clinical trial of FPI-1434.

Platform development and unallocated research and development expenses were $13.4 million for the three months ended March 31, 2024, compared to $9.3 million for the three months ended March 31, 2023. The increase of $4.1 million was due to an increase of $2.3 million in costs related to our TAT platform, an increase of $1.7 million in personnel-related costs, and an increase in other costs of $0.1 million. The increase in TAT platform costs was primarily due to increased manufacturing-related expenditures and increased external costs for preclinical studies and other activities associated with the advancement of our TAT platform. Personnel-related costs for the three months ended March 31, 2024 and 2023 included share-based compensation of $1.9 million and $1.1 million, respectively.

General and Administrative Expenses

General and administrative expenses were $14.5 million and $9.0 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $5.5 million was primarily due to an increase of $4.7 million in professional fees and an increase in personnel-related costs of $0.8 million. Professional fees increased primarily due to higher audit, legal and consulting expenses incurred in connection with the execution of the definitive agreement to be acquired by AstraZeneca. Personnel-related costs for the three months ended March 31, 2024 and 2023 included share-based compensation of $2.7 million and $2.0 million, respectively.

Other Income (Expense)

Interest Income. Interest income for the three months ended March 31, 2024 and 2023 was $3.5 million and $1.9 million, respectively. The increase of $1.6 million was primarily due to increases in interest income driven by increased investment balances and increases in market rates.

Interest Expense. Interest expense for the three months ended March 31, 2024 and 2023 was $1.9 million and $1.2 million, respectively. Interest expense consists of interest owed on outstanding borrowings under our loan and security agreement with Oxford, as well as amortization of debt discount.

Other Income (Expense), Net. Other income (expense), net for the three months ended March 31, 2024 and 2023 was $0.3 million and $(0.1) million, respectively. The net increase of $0.4 million was primarily related to net realized and unrealized foreign exchange losses incurred during the three months ended March 31, 2023.

Income Tax Benefit

The income tax benefit was $0.2 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, we recorded a tax benefit of $0.2 million, primarily driven by our foreign-derived intangible income deduction and U.S. research and development tax credits, partially offset by discrete share-based compensation items. For the three months ended March 31, 2023, we recorded a tax benefit of less than $0.1 million, primarily related to our foreign-derived intangible income deduction, partially offset by discrete share-based compensation items.

Liquidity and Capital Resources

Since our inception in 2014, we have not generated any revenue from product sales, and have incurred significant operating losses and negative cash flows from our operations. On June 30, 2020, we completed our IPO of our common shares and issued and sold 12,500,000 common shares at a public offering price of $17.00 per share, resulting in net proceeds of approximately $193.1 million after deducting underwriting fees and offering costs. Prior to our IPO, we funded our operations primarily with proceeds from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). From our inception through March 31, 2024, we had received net proceeds of $559.6 million from sales of equity securities (including borrowings under a convertible promissory note, which converted into preferred shares). In July 2021, we entered into, and subsequently amended in January 2024, the Sales Agreement with Jefferies LLC to issue and sell our common shares up to $200.0 million in gross proceeds, from time to time during the term of the Sales Agreement, through an “at-the-market” equity offering program under which Jefferies LLC will act as our agent and/or principal, or the ATM Facility. The ATM Facility provides that Jefferies LLC will be entitled to compensation for its services in an amount of up to 3.0% of the gross proceeds of any shares sold under the ATM Facility. We have no obligation to sell any shares under the ATM Facility and may, at any time, suspend solicitation and offers under the Sales Agreement. As of March 31, 2024, we had received net proceeds of $119.4 million from sales of common shares under the Sales Agreement. In April 2022, we received net proceeds of $9.8 million from the funding of the Term A loan facility with Oxford. In September 2022, we received net proceeds of $24.9 million from the funding of the Term B loan facility with Oxford. In January 2024, we received net proceeds of $14.9 million from the funding of the Term C loan facility with Oxford. In February 2023, we received approximately $56.0 million in net proceeds from a private placement financing in which we issued and sold 17,648,596 of our common shares at an offering price of $3.40 per share. In May 2023, we received approximately $20.0 million in net proceeds from a private placement financing in which we issued and sold 4,784,689 of our common shares at an offering price of $4.18 per share.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(27,306)	$(25,435)
Net cash used in investing activities	(70,371)	(24,528)
Net cash provided by financing activities	64,011	59,515
Net (decrease) increase in cash, cash equivalents and restricted cash	$(33,666)	$9,552

Operating Activities

During the three months ended March 31, 2024, operating activities used $27.3 million of cash, resulting from our net loss of $33.7 million, partially offset by non-cash charges of $4.0 million and net cash provided by changes in our operating assets and liabilities of $2.3 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2024 primarily consisted of a $3.7 million increase in accrued expenses and other current liabilities and a $0.4 million increase in accounts payable, partially offset by a $0.7 million increase in other non-current assets, a $0.6 million increase in prepaid expenses and other current assets, and a $0.5 million decrease in operating lease liabilities.

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

Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities was $70.4 million, consisting of purchases of investments of $118.6 million and purchases of property and equipment of $1.3 million, offset by maturities of investments of $49.6 million.

During the three months ended March 31, 2023, net cash used in investing activities was $24.5 million, consisting of purchases of investments of $62.4 million and purchases of property and equipment of $1.2 million, offset by maturities of investments of $39.1 million.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $64.0 million, primarily consisting of $48.5 million in proceeds from the issuance of common shares from our ATM Facility, net of issuance costs, $14.9 million in net proceeds from the issuance of debt in connection with our loan and security agreement, as amended, with Oxford and $0.6 million in proceeds from the issuance of common shares upon exercise of stock options.

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

We believe that our existing cash, cash equivalents and investments as of March 31, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 20, 2024. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies from those previously disclosed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2024 and December 31, 2023, we had an aggregate cash, cash equivalents, restricted cash and investments balance of $284.4 million and $248.7 million, respectively, which consisted of cash, money market funds, U.S. and Canadian Government agency debt securities, corporate bonds, municipal bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are short-term in nature. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree, by the effect of a change in market interest rates on our investment portfolio.

As of March 31, 2024, we had $50.0 million of borrowings outstanding under the Loan Agreement. Interest on the outstanding borrowings under the Loan Agreement accrues at a floating per annum rate equal to the greater of (i) 8.00% and (ii) the sum of (a) 1-Month CME Term Secured Overnight Financing Rate, or SOFR, (b) 0.10% and (c) 7.90%. An immediate 10% change in the one-month SOFR rate would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. The functional currency of our operating company in Canada and operating company in the U.S. is also the U.S. dollar. As a result, we record no cumulative translation adjustments related to translation of unrealized foreign exchange gains or losses.

For the remeasurement of local currency to the U.S. dollar functional currency of the Canadian entity, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, and income items and expenses are translated into U.S. dollars at the average exchange rate in effect during the period. Resulting transaction gains (losses) are included in other income (expense), net in the consolidated statements of operations and comprehensive loss, as incurred. During the three months ended March 31, 2024 and 2023, recognized transaction gains and losses were insignificant.

We do not believe that we are subject to significant risk related to foreign currency exchange rate changes, and we do not expect that foreign currency transaction gains and losses will have a material effect on our financial position or results of operations in the foreseeable future.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor, research supplies and materials and manufacturing raw materials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024 and 2023.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 includes a discussion of risk factors which could materially affect our business, financial condition, or results of operations. There have been no material changes to those risk factors, except as described below.

Careful consideration should be given to these risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC in evaluating our company and our business. Investing in our common shares involves a high degree of risk. If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to the Arrangement Agreement

Completion of the Arrangement is subject to a number of conditions that must be satisfied or waived.

The completion of the Arrangement is subject to a number of conditions precedent, some of which are outside of our control or that of Parent or Purchaser, including, without limitation, approval of our shareholders, receipt of the required Regulatory Approvals (as defined in the Arrangement Agreement), and the granting of the Final Order (as defined in the Arrangement Agreement). In addition, the completion of the Arrangement by Parent and Purchaser is conditional on, among other things, no material adverse effect having occurred and continuing since the date of the Arrangement Agreement. There can be no certainty, nor can we, Parent or Purchaser provide any assurance, that these conditions will be satisfied or, if satisfied, when they will be satisfied. Moreover, a substantial delay in obtaining the required approvals (including the Regulatory Approvals) could result in the Arrangement not being completed. If the Arrangement is not completed for any reason, there are risks that the announcement of the Arrangement and the dedication of our substantial resources to the completion of the Arrangement could have a negative impact on our current business relationships and could have a material adverse effect on our current and future operations, financial condition and prospects. In addition, failure to complete the Arrangement for any reason could negatively impact the trading price of our common shares. If the Arrangement is not completed and our board of directors decides to seek an alternative transaction, there can be no assurance that it will be able to find a party willing to pay consideration for our common shares that is equivalent to, or more attractive than, the consideration payable pursuant to the Arrangement.

The Arrangement Agreement may be terminated in certain circumstances, in which case an alternative transaction may not be available.

We and Parent have the right to terminate the Arrangement Agreement in certain circumstances. Accordingly, there is no certainty that the Arrangement Agreement will not be terminated by us or Parent before the completion of the Arrangement. Failure to complete the Arrangement could materially negatively impact the trading price of our common shares. If the Arrangement Agreement is terminated and our board of directors decides to seek an alternative transaction, there is no guarantee that it will be able to find a party willing to pay consideration for our common shares that is equivalent to, or more attractive than, the consideration payable pursuant to the Arrangement.

We will incur costs and may have to pay a termination fee.

Certain costs relating to the Arrangement, such as certain legal, accounting and financial advisor fees, must be paid by us even if the Arrangement is not completed. If the Arrangement is not completed for certain reasons, we may also be required to pay a termination fee of $71,680,000 to Parent. If we are required to pay this termination fee under the Arrangement Agreement, our financial condition and ability to fund our current operations could be materially adversely affected.

The termination fee may discourage other parties from proposing a significant business transaction with us.

We are required to pay a termination fee in the event that the Arrangement Agreement is terminated in circumstances related to a possible alternative transaction to the Arrangement. The termination fee may discourage other parties from attempting to propose a business transaction, even if such a transaction could provide better value to our shareholders than the Arrangement.

Our shareholders will no longer hold an interest in us following the Arrangement.

Following the Arrangement, our shareholders will no longer hold any of our common shares and other than potential value in connection with the contingent value right, or CVR, our shareholders will forego any future increase in value that might result from future growth and the potential achievement of our long-term plans.

Our shareholders may not receive any payments under the CVRs.

Under the Arrangement Agreement, our shareholders have the right to receive a CVR in respect of each common share owned immediately prior to the Effective Time (as defined in the Arrangement Agreement). Shareholders have an opportunity to realize additional value if the Milestone (as defined in the Arrangement Agreement) is achieved in accordance with the terms of the CVR Agreement (as defined in the Arrangement Agreement) within the time period prescribed therein, through an additional cash payment of $3.00 per CVR. Therefore, our shareholders’ right to receive any future payment with respect to the CVRs will be contingent upon whether the Milestone is achieved following the Effective Time by August 31, 2029. If the Milestone is not achieved by August 31, 2029, no payment will be made under the CVRs and the CVRs will expire valueless. Accordingly, the value, if any, of the CVRs is speculative, and the CVRs may ultimately have no value at all.

CVRs may not be assigned or transferred except in very limited circumstances, limiting the ability for holders to monetize the CVRs.

The CVRs will not be listed on any securities exchange and may not be sold, assigned, transferred, pledged, encumbered or in any other manner transferred or disposed of, in whole or in part other than (1) upon the death of a holder, by will or intestacy; (2) by instrument to an inter vivos or testamentary trust, (3) pursuant to a court order; (4) by operation of law (including by consolidation or merger) or without consideration in connection with the dissolution, liquidation or termination of any corporation, limited liability corporation, partnership or other entity; (5) in the case of CVRs held through book-entry or other similar nominee form, from a nominee to the beneficial owner and, if applicable, through an intermediary, to the extent allowable by the Depository Trust Company; or (6) pursuant to a holder’s right to abandon a CVR or the deemed acquisition of CVRs by Purchaser. This means that a holder may not have any ability to recognize the value of any payment to be made in accordance with the CVR Agreement prior to the receipt of such a payment, if any.

The Canadian federal income tax treatment of the CVRs is unclear.

The Canadian federal income tax consequences to a shareholder in respect of the receipt, holding and disposition of the CVRs and the receipt of payments under the CVRs are not entirely clear. Shareholders are urged to consult their own tax advisors regarding the Canadian federal income tax consequences to them of the receipt, holding and disposition of the CVRs and the receipt of payments thereunder.

Our business relationships may be subject to disruption due to uncertainty associated with the Arrangement.

Parties with which we currently do business or may do business in the future may experience uncertainty associated with the Arrangement, including with respect to current or future business relationships with us, Parent or Purchaser. Such uncertainty could be materially adverse to our business, financial condition, results of operations or prospects.

While the Arrangement is pending, we are restricted from taking certain actions.

The Arrangement Agreement includes covenants relating to the conduct of our business, which restrict us from taking specified actions without the consent of Parent until the Arrangement is completed. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Arrangement. The Arrangement Agreement also provides customary restrictions on our ability to solicit alternative acquisition proposals from third parties and engage in discussions or negotiations with third parties regarding such proposals. Notwithstanding these restrictions, we may under certain circumstances provide information to and participate in discussions or negotiations with third parties with respect to an unsolicited acquisition proposal that constitutes or would reasonably be expected to constitute or lead to a Superior Proposal (as defined in the Arrangement Agreement).

Certain of our directors and executive officers may have interests in the Arrangement that may be different from, or in addition to, the interests of our shareholders generally.

Certain of our directors and officers may have interests in the Arrangement that may be different from, or in addition to, the interests of our shareholders generally. These interests include severance and retention arrangements covering our executive officers, acceleration of unvested equity awards held by our directors and executive officers, and indemnification of our directors and executive officers following the completion of the Arrangement. Our board of directors was aware of and considered these interests, among other matters, in reaching its decision to approve the Arrangement and the Arrangement Agreement. In considering the recommendation of our board of directors to vote in favor of the Arrangement Resolution (as defined in the Arrangement Agreement), our shareholders should consider these interests.

Completion of the Arrangement is subject to the Required Shareholder Approval.

There can be no certainty, nor can we provide assurance, that the Required Shareholder Approval (as defined in the Arrangement Agreement) will be obtained. If such approval is not obtained and the Arrangement is not completed, the market price of our common shares may decline to the extent that the current market price reflects a market assumption that the Arrangement will be completed. If the Arrangement is not completed and our board of directors decides to seek another arrangement or alternative transaction, there can be no assurance that it will be able to find a party willing to pay an equivalent or greater price for our common shares than the consideration to be paid pursuant to the Arrangement.

Applicable tax authorities may not agree with certain tax matters related to the Arrangement.

There can be no assurance that the Canada Revenue Agency, the U.S. tax authorities or other applicable taxing authorities will agree with the anticipated Canadian federal income tax and the U.S. tax consequences of the Arrangement.

We will continue to face a number of risks regarding its business and prospects if the Arrangement is not completed.

If the Arrangement is not completed, we will continue to face the risks that we currently face with respect to our affairs, business and operations and future prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

In connection with the funding of an additional term loan in the amount of $15.0 million under the Loan and Security Agreement with Oxford, we issued warrants to purchase an aggregate of 33,818 shares of our common shares on January 11, 2024. This transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, as set forth in Section 4(a)(2) under the Securities Act as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1†^

Arrangement Agreement among the Company, AstraZeneca AB and 15863210 Canada Inc., dated as of March 18, 2024 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2024 (File No. 001-39344) and incorporated by reference herein)

3.1

Articles of Amendment to the Articles of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

3.2

Amended and Restated General By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 20, 2024 (File No. 001-39344) and incorporated by reference herein)

4.1

Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its shareholders, dated as of March 25, 2019 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 5, 2020 (File No. 333-238968) and incorporated by reference herein)

4.2

Form of Specimen Common Share Certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 22, 2020 (File No. 333-238968) and incorporated by reference herein)

10.1†

License Agreement among the Company, Universität Heidelberg and Euratom represented by the European Commission, Joint Research Centre, dated as of February 16, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 16, 2024 (File No. 001-39344) and incorporated by reference herein)

10.2‡

Amendment to the Employment Agreement by and between the Company and Eric Burak, dated as of March 18, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2024 (File No. 001-39344 and incorporated by reference herein)

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

101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

‡ Indicates management contract or compensatory plan or arrangement.

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

Fusion Pharmaceuticals Inc.

Date: May 7, 2024	By:	/s/ John Valliant
John Valliant
Chief Executive Officer

Date: May 7, 2024	By:	/s/ John Crowley
John Crowley
Chief Financial Officer